Form 10-Q
period 2019-03-31
Amcor plc
filed 2019-05-09
CIK 1748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 333-230217

AMCOR PLC

(Exact name of Registrant as specified in its charter)

Jersey (Channel Islands)	98-1455367
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

83 Tower Road North
Warmley, Bristol
United Kingdom	BS30 8XP
(Address of principal executive offices)	(Zip Code)

+44 117 9753200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2019
Ordinary shares, $0.01 par value	13,001

AMCOR PLC

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AMCOR PLC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars, except per share amounts)

	Three Months Ended March 31, 2019	From July 31, 2018 (inception) to March 31, 2019
Net sales	$—	$—
Operating expenses
General and administrative expenses	34	34
Total operating expenses	$34	$34
Net loss	$(34)	$(34)

Weighted average number of shares outstanding — basic and diluted	13,001	13,001

Net loss per share — basic and diluted	$(0.0026)	$(0.0026)

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMCOR PLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars, except per share amounts)

March 31, 2019
Assets
Cash and cash equivalents	$130
Total Assets	$130
Liabilities
Short-term payable	$34
Total Liabilities	$34
Shareholders’ equity
Preference shares, $0.01 par value; 1,000,000,000 shares authorized, nil issued and outstanding	$—
Ordinary shares, $0.01 par value; 9,000,000,000 shares authorized, 13,001 issued and outstanding	130
Accumulated deficit	(34)
Total shareholders’ equity	$96
Total liabilities and shareholders’ equity	$130

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMCOR PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars)

From July 31, 2018 (inception) to March 31, 2019
Cash flows from operating activities
Net loss	$(34)
Net cash used in operating activities	$(34)

Cash flows from financing activities
Proceeds from the issuance of shares	$130
Increase in short-term debt	34
Net cash flows provided by financing activities	$164

Net increase in cash and cash equivalents	$130
Cash and cash equivalents at the beginning of the period	—
Cash and cash equivalents at the end of the period	$130

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMCOR PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars)

	Ordinary Shares	Receivables from shareholders	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2019	$130	$—	$—	$130
Net loss	—	—	(34)	(34)
Balance at March 31, 2019	$130	$—	$(34)	$96

	Ordinary Shares	Receivables from shareholders	Accumulated Deficit	Total Shareholders’ Equity
Balance at July 31, 2018	$130	$(130)	$—	$—
Payment of shares subscription	—	130	—	130
Net loss	—	—	(34)	(34)
Balance at March 31, 2019	$130	$—	$(34)	$96

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMCOR PLC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In all accompanying tables, amounts expressed in dollars,

except per share amounts, unless otherwise indicated)

1.              Organization and Operations

Amcor plc (“Amcor” or the “Company”), a subsidiary of Amcor Limited, was organized on July 31, 2018 under the name Arctic Jersey Limited as a limited company incorporated under the Laws of the Bailiwick of Jersey. On October 10, 2018, Arctic Jersey Limited was renamed “Amcor plc” and became a public limited company incorporated under the Laws of the Bailiwick of Jersey.

The Company was formed for the sole purpose of effecting the transactions described below. Upon completion of the transactions, Amcor Limited and Bemis Company, Inc. (“Bemis”) will each become wholly owned subsidiaries of Amcor and Amcor will continue as a holding company. Following the transactions, former Amcor Limited and Bemis shareholders will be holders of Amcor Shares.  In connection with the proposed transaction, Amcor plc filed a Registration Statement on Form S-4 which was declared effective by the U. S. Securities and Exchange Commission (“SEC”) on March 25, 2019.

On August 6, 2018, the Company (f/k/a Arctic Jersey Limited) entered into a Transaction Agreement (the “Agreement”) with Amcor Limited, Bemis and Arctic Corp., a Missouri corporation and wholly owned subsidiary of the Company (“Merger Sub”). The Agreement provides that (a) pursuant to a scheme of arrangement (the “Scheme”) each issued and outstanding ordinary share of Amcor Limited (the “Amcor Limited Shares”) will be exchanged for one Amcor CHESS Depositary Instrument (a “CDI”), with each CDI representing a beneficial ownership interest (but not legal title) in one ordinary share of Amcor (an “Amcor Share”) or, at the election of the holder of an Amcor Limited Share, one Amcor Share (collectively, the “Scheme Consideration”), and (b) as promptly as reasonably practicable thereafter, Merger Sub shall merge with and into Bemis (the “Merger”), with Bemis surviving the Merger as a wholly owned subsidiary of Amcor, pursuant to which each share of common stock of Bemis (the “Bemis Shares”), other than certain excluded shares, shall be converted into the right to receive 5.1 Amcor Shares (collectively, the “Transactions”). The Transactions are currently anticipated to close in May 2019 subject to satisfaction of the closing conditions. Upon completion of the Transactions, Amcor Limited and Bemis will each become wholly owned subsidiaries of Amcor and Amcor will continue as a holding company.  Following the completion of the Transactions, former Amcor Limited shareholders are expected to hold approximately 71% of Amcor and former Bemis shareholders are expected to hold approximately 29% of Amcor.

The Agreement contains certain termination rights for both Amcor Limited and Bemis, including if the transaction is not completed on or before August 6, 2019, subject in certain circumstances to extension to February 6, 2020 if necessary to secure certain regulatory approvals. The Agreement provides that Amcor Limited will pay a $130.0 million termination fee to Bemis if, among other things, Amcor Limited terminates the agreement to enter into a superior proposal or if the agreement is terminated following Amcor Limited’s Board of Directors changing its recommendation or failing to publicly affirm the board recommendation after receipt of a competing proposal. The agreement also provides that Bemis will pay a $130.0 million termination fee to Amcor Limited under similar circumstances.

Upon completion of the Transactions, the Amcor Shares will be registered with the Securities and Exchange Commission (“SEC”) and are expected to be listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “AMCR.” Following the Transactions, the Bemis Shares will be delisted from the NYSE and deregistered under the Exchange Act, and Bemis will no longer be a publicly held company and will cease filing its own periodic and other reports with the SEC. In addition, Amcor Limited Shares will be delisted from the Australian Securities Exchange (“ASX”) and Amcor Limited will no longer be a publicly held company in Australia or required to comply with the continuous disclosure requirements under the Australian Act and listing rules of the ASX.

2.              Share Capital

As of July 31, 2018, the share capital of the Company was established at £100.00 divided into 10,000 ordinary shares of £0.01 each par value. On August 3, 2018, Amcor Limited subscribed to 9,999 ordinary shares of the Company at the subscription price of £99.99 and Ogier Global Nominee (Jersey) Limited (“Ogier”) subscribed to one ordinary share of the Company at the subscription price of £0.01.

On October 19, 2018 the share capital of the Company was redenominated from British pounds sterling into US dollars on the following basis: 10,000 issued ordinary shares of £0.01 par value of the Company were redenominated into 10,000 issued ordinary shares of $0.013. Subsequently, the 10,000 issued ordinary shares of $0.013 were subdivided by 1.3, such that the authorized and issued share capital of the Company was $130.0, divided into 13,001 ordinary shares of $0.01 each.

Also on October 19, 2018 the authorized share capital of the Company was increased to $100,000,000 divided into 9,000,000,000 ordinary shares of $0.01 each and 1,000,000,000 preference shares of $0.01 each by the creation of 8,999,986,999 ordinary shares of $0.01 each and 1,000,000,000 preference shares of $0.01 each.

The changes in the capital structure that became effective on October 19, 2018 were given retroactive effect in the accompanying consolidated balance sheet and consolidated statements of changes in shareholders’ equity and for the purpose of calculating net loss per share.

3.              Significant Accounting Policies

Basis of presentation

These unaudited consolidated financial statements have been prepared by Amcor in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The consolidated financial statements include the accounts of Amcor plc and its wholly owned subsidiary Arctic Corp. All intercompany transactions and accounts have been eliminated in consolidation.

Net loss per share

Basic net loss per share is computed by dividing net loss available to ordinary shareholders by the weighted-average number of ordinary shares outstanding. As there are no potentially dilutive securities, diluted net loss per share is computed similarly.

The weighted average shares for the period from July 31, 2018 to March 31, 2019 was retroactively adjusted to give effect to the change in capital structure resulting from the October 19, 2018 share redenomination and split.

Cash and cash equivalents

Cash and cash equivalents include cash in hand.

Short-term debt

In February 2019, the Company opened bank accounts and incurred fees totaling $34. There has been no other activity in the accounts in the period resulting in bank overdrafts in the amount of the fees. As such, the overdrafts have been recorded within Short-term debt and the corresponding expenses have been recorded within General and administrative expenses.

4.              Subsequent Events

No subsequent events.

Forward-Looking Statements

Unless otherwise indicated, references to “Amcor plc”, “Amcor”,” the “Company,” “we,” “our,” and “us” in this Quarterly Report on Form 10-Q refer to Amcor plc.

This Quarterly Report contains certain estimates, predictions, and other “forward-looking statements” (as defined in the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements are generally identified with the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” “outlook,” “approximately,” “would,” “could,” or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), including those of acquired companies, perceived opportunities in the market and statements regarding our strategy and vision. Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ from those expected include, but are not limited to:

•                  The pending merger between Amcor Limited and Bemis Company, Inc., including uncertainties as to timing of completion, the risk that the merger may not be completed in a timely manner or at all and the benefits expected from such a transaction;

•                  The ability of our foreign operations to maintain working efficiencies, as well as properly adjust to continuing changes in global politics, legislation, and economic conditions;

•                  A failure to realize the full potential of our restructuring activities;

•                  Changes in the competitive conditions within our markets, as well as changes in the demand for our goods;

•                  Changes in the value of our goodwill and other intangible assets;

•                  Our ability to retain and build upon the relationships and sales of our key customers;

•                  The potential loss of business or increased costs due to customer or vendor consolidation;

•                  The costs, availability, and terms of acquiring our raw materials (particularly for polymer resins and adhesives), as well as our ability to pass any price changes on to our customers;

•                  Changes in import and export regulation that could subject us to liability or impair our ability to compete in international markets;

•                  Variances in key exchange rates that could affect the translation of the financial statements of our foreign entities;

•                  Our ability to effectively implement and update our global enterprise resource planning (“ERP”) systems;

•                  Our ability to realize the benefits of our acquisitions and divestitures, and whether we are able to properly integrate those businesses we have acquired;

•                  Fluctuations in interest rates and our borrowing costs, along with other key financial variables;

•                  A potential failure in our information technology infrastructure or applications and their ability to protect our key functions from cyber-crime and other malicious content;

•                  Changes in our credit rating;

•                  Unexpected outcomes in our current and future administrative and litigation proceedings;

•                  Changes in governmental regulations, particularly in the areas of environmental, health and safety matters, fiscal incentives, and foreign investment;

•                  Our ability to effectively introduce new products into the market and to protect or retain our intellectual property rights;

•                  Changes in our ability to attract and retain high performance employees; and

•                  Our ability to manage all costs and the funded status associated with our pension plans.

These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission cause actual future results to differ materially from those projected in any forward-looking statements. In addition, actual future results could differ materially from those projected in any forward-looking statements as a result of changes in the assumptions used in making such forward-looking statements.

Management’s Discussion & Analysis of Financial Condition and Results of Operation

Three Months and Year to Date Ended March 31, 2019

Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements.

Overview

Amcor plc (“Amcor” or the “Company”), a subsidiary of Amcor Limited, was organized on July 31, 2018 under the name Arctic Jersey Limited as a limited company incorporated under the Laws of the Bailiwick of Jersey. On October 10, 2018, Arctic Jersey Limited was renamed “Amcor plc” and became a public limited company incorporated under the Laws of the Bailiwick of Jersey.

The Company has not conducted any business operations other than those incidental to its formation and was formed for the sole purpose of effecting the transactions described below.

Upon completion of the transactions, Amcor Limited and Bemis Company, Inc. (“Bemis”) will each become wholly owned subsidiaries of Amcor and Amcor will continue as a holding company. Following the transactions, former Amcor Limited and Bemis shareholders will be holders of Amcor Shares.

On August 6, 2018, the Company (f/k/a Arctic Jersey Limited) entered into a Transaction Agreement (the “Agreement”) with Amcor Limited, Bemis and Arctic Corp., a Missouri corporation and wholly owned subsidiary of the Company (“Merger Sub”). The Agreement provides that (a) pursuant to a scheme of arrangement (the “Scheme”) each issued and outstanding ordinary share of Amcor Limited (the “Amcor Limited Shares”) will be exchanged for one Amcor CHESS Depositary Instrument (a “CDI”), with each CDI representing a beneficial ownership interest (but not legal title) in one ordinary share of Amcor (an “Amcor Share”) or, at the election of the holder of an Amcor Limited Share, one Amcor Share (collectively, the “Scheme Consideration”), and (b) as promptly as reasonably practicable thereafter, Merger Sub shall merge with and into Bemis (the “Merger”), with Bemis surviving the Merger as a wholly owned subsidiary of Amcor, pursuant to which each share of common stock of Bemis (the “Bemis Shares”), other than certain excluded shares, shall be converted into the right to receive 5.1 Amcor Shares (collectively, the “Transactions”). The Transactions are currently anticipated to close in May 2019 subject to satisfaction of the closing conditions. Upon completion of the Transactions, Amcor Limited and Bemis will each become wholly owned subsidiaries of Amcor and Amcor will continue as a holding company.  Following the completion of the Transactions, former Amcor Limited shareholders are expected to hold approximately 71% of Amcor and former Bemis shareholders are expected to hold approximately 29% of Amcor.

The Agreement contains certain termination rights for both Amcor Limited and Bemis, including if the transaction is not completed on or before August 6, 2019, subject in certain circumstances to extension to February 6, 2020 if necessary to secure certain regulatory approvals. The Agreement provides that Amcor Limited will pay a $130.0 million termination fee to Bemis if, among other things, Amcor Limited terminates the agreement to enter into a superior proposal or if the agreement is terminated following Amcor Limited’s Board of Directors changing its recommendation or failing to publicly affirm the board recommendation after receipt of a competing proposal. The agreement also provides that Bemis will pay a $130.0 million termination fee to Amcor Limited under similar circumstances.

Upon completion of the Transactions, the Amcor Shares will be registered with the Securities and Exchange Commission (“SEC”) and are expected to be listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “AMCR.” Following the Transactions, the Bemis Shares will be delisted from the NYSE and deregistered under the Exchange Act, and Bemis will no longer be a publicly held company and will cease filing its own periodic and other reports with the SEC. In addition, Amcor Limited Shares will be delisted from the Australian Securities Exchange (“ASX”) and Amcor Limited will no longer be a publicly held company in Australia or required to comply with the continuous disclosure requirements under the Australian Act and listing rules of the ASX.

Results of Operations

The principal activity of Amcor plc is as a holding company. As Amcor plc has no products or customers, it does not generate sales revenue.

Net loss for the three months and year to date period (since incorporation on July 31 2018) ended March 31 2019, were $34 and $34 respectively. The losses were attributable to general and administrative fees relating to incorporation.

Financial Liquidity and Capital Resources

As of July 31, 2018, the share capital of the Company was established at £100.00 divided into 10,000 ordinary shares of £0.01 each par value. On August 3, 2018, Amcor Limited subscribed to 9,999 ordinary shares of the Company at the subscription price of £99.99 and Ogier Global Nominee (Jersey) Limited (“Ogier”) subscribed to one ordinary share of the Company at the subscription price of £0.01.

On October 19, 2018 the share capital of the Company was redenominated from British pounds sterling into US dollars on the following basis: 10,000 issued ordinary shares of £0.01 par value of the Company were redenominated into 10,000 issued ordinary shares of $0.013. Subsequently, the 10,000 issued ordinary shares of $0.013 were subdivided by 1.3, such that the authorized and issued share capital of the Company was $130.0, divided into 13,001 ordinary shares of $0.01 each.

Also on October 19, 2018 the authorized share capital of the Company was increased to $100,000,000 divided into 9,000,000,000 ordinary shares of $0.01 each and 1,000,000,000 preference shares of $0.01 each by the creation of 8,999,986,999 ordinary shares of $0.01 each and 1,000,000,000 preference shares of $0.01 each.

The changes in the capital structure that became effective on October 19, 2018 were given retroactive effect in the accompanying consolidated balance sheet and consolidated statements of changes in shareholders’ equity and for the purpose of calculating net loss per share.

Amcor plc currently has no secured credit facilities.

Cash Flow

Net cash used in operating activities of $34 were attributable to general and administrative fees relating to incorporation.

Net cash flows provided by financing activities of $164 related to financing cashflows of $130 from subscription to ordinary shares of the Company and $34 relating to short term debt to fund general and administrative fees relating to incorporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Amcor plc currently has no sales or customers and no manufacturing operations. It purchases no materials.  It engages in no significant financial transactions nor has any significant exposure to foreign currency movements. It has no contractual obligations other than referred to in Note 1 of the unaudited consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation such officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as contemplated by the Act.

Changes in Internal Control over Financial Reporting.

Our chief executive officer and chief financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, such officers concluded that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, Amcor may be party to legal, regulatory and administrative proceedings. Amcor believes that none of the current proceedings in which it is involved will, individually or taken together, have a material impact on the business, financial condition or results of operations of Amcor. However, Amcor is exposed to risks that may expose it to significant legal, regulatory or administrative proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Registration Statement on Form S-4 filed with the SEC on March 25, 2019. If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report. We are aware of no material changes to the Risk Factors discussed in our Registration Statement on Form S-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
2.1

Transaction Agreement, dated as of August 6, 2018, by and among Amcor Limited, Amcor plc (f/k/a Arctic Jersey Limited), Arctic Corp. and Bemis Company, Inc. (included as Exhibit 2.1 to the Company’s Form S-4 filed March 25, 2019).

31.1*	Certification by the Company’s Principal Executive Officer.

31.2*	Certification by the Company’s Principal Financial Officer.

32*	Certification by the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101*

The following materials from Amcor plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date: May 9, 2019	By:	/s/ Ian Wilson
	Name:	Ian Wilson
	Title:	Principal Executive Officer

	By:	/s/ Andrew Cowper
	Name:	Andrew Cowper
	Title:	Principal Financial Officer and Principal Accounting Officer