Form 10-K
period 2019-06-30
Amcor plc
filed 2019-09-03
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

Commission File Number 001-36786

AMCOR PLC
(Exact name of Registrant as specified in its charter)

Jersey (Channel Islands)	98-1455367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

83 Tower Road North
Warmley, Bristol BS30 8XP
United Kingdom
(Address of principal executive offices)

Registrant’s telephone number, including area code: +44 117 9753200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.01 per share	AMCR	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of August 29, 2019, the Registrant had 1,625,907,855 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Amcor plc definitive Proxy Statement for its 2019 Annual Shareholder Meeting, which is intended to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Amcor plc’s fiscal year end.

Amcor plc
Annual Report on Form 10-K

Forward-Looking Statements

Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Annual Report on Form 10-K refer to Amcor plc and its consolidated subsidiaries.

This Annual Report contains certain estimates, predictions, and other “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “plan,” “project,” “should,” “continue,” “outlook,” “approximately,” “would,” “could,” or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), including those of acquired companies, perceived opportunities in the market and statements regarding our strategy and vision. Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ from those expected include, but are not limited to:

•	We are exposed to changes in consumer demand patterns and customer requirements in numerous industries;

•	the loss of key customers, a reduction in their production requirements or consolidation among key customers could have a significant adverse impact on our sales revenue and profitability;

•	significant competition in the industries and regions in which we operate, which could adversely affect our business;

•	the failure to realize the anticipated benefits of the acquisition of Bemis;

•	the failure to successfully integrate the business and operations of Bemis in the expected time frame may adversely affect our future results;

•	we may be unable to expand our current business effectively through either organic growth, including by product innovation, or acquisitions;

•	challenges to or the loss of our intellectual property rights could have an adverse impact on our ability to compete effectively;

•	challenging current and future global economic conditions have had, and may continue to have, a negative impact on our business operations and financial results;

•	our international operations subject us to various risks that could adversely affect our business operations and financial results;

•	price fluctuations or shortages in the availability of raw materials, energy and other inputs could adversely affect our business;

•	we are subject to production, supply and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic downturn;

•	a failure in our information technology systems could negatively affect our business;

•	if we are unable to attract and retain key personnel, we may be adversely affected;

•	we are subject to costs and liabilities related to current and future environmental and health and safety laws and regulations that could adversely affect our business;

•	we are subject to the risk of labor disputes, which could adversely affect our business;

•	our financing agreements may need to be renegotiated if LIBOR ceases to exist;

•	we are exposed to foreign exchange rate risk;

•	an increase in interest rates could reduce our reported results of operations;

•	a downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations;

•	failure to hedge effectively against adverse fluctuations in interest rates and foreign exchange rates could negatively impact our results of operations;

•	a significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth;

•	significant demands will be placed on our financial controls and reporting systems as a result of the acquisition of Bemis;

•
if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock;

•	our insurance policies, including our use of a captive insurance company, may not provide adequate protection against all of the risks we face;

•	litigation or regulatory developments could adversely affect our business operations and financial performance;

•	changing government regulations in environmental, health, and safety matters may adversely affect our company; and

•	our success is dependent on our ability to develop and successfully introduce new products and to develop, acquire and retain intellectual property rights.

Additional factors that could cause actual results to differ from those expected are discussed in this Annual Report on Form 10-K, including in the sections entitled “Item 1A - Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Amcor’s subsequent filings with the Securities and Exchange Commission (the “SEC”).

Forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. All forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by this cautionary statement.

PART I

Item 1. - Business

The Company

Amcor plc (ARBN 630 385 278) is a holding company incorporated under the name Arctic Jersey Limited as a limited company under the laws of the Bailiwick of Jersey in July, 2018, in order to effect the Company's combination with Bemis Company, Inc. On October 10, 2018, Arctic Jersey Limited was renamed "Amcor plc" and became a public limited company incorporated under the Laws of the Bailiwick of Jersey.

Bemis Company, Inc. Merger

On June 11, 2019, we completed the acquisition of Bemis Company, Inc. ("Bemis"), a global manufacturer of flexible packaging products, pursuant to the definitive merger agreement (the "Agreement") between Amcor Limited and Bemis dated August 6, 2018. Under the terms of the Agreement, Bemis shareholders received 5.1 Amcor shares for each share of Bemis stock and Amcor shareholders received one Amcor CHESS Depositary Instrument ("CDI") for each share of Amcor Limited stock issued and outstanding. Upon completion of the transaction, the Amcor shares were registered with the Securities and Exchange Commission ("SEC") and traded on the New York Stock Exchange ("NYSE") under the symbol "AMCR" and the CDI's representing our shares on the Australian Securities Exchange ("ASX") are traded under the symbol "AMC." In addition, Amcor Limited shares were delisted from the ASX and Bemis shares were delisted from the NYSE.

Business Strategy

Strategy

Our strategy consists of three components: a focused portfolio, differentiated capabilities, and our aspiration to be THE leading global packaging company. To fulfill our aspiration, we are determined to win for our customers, employees, shareholders and the environment.

Focused portfolio

Our portfolio of businesses share some important characteristics:

•	a focus on primary packaging for fast-moving consumer goods,

•	good industry structure,

•	attractive relative growth, and

•	multiple paths for us to win from our leadership position, scale and other competitive advantages.

These criteria have led us to the focused portfolio of strong businesses we have today across: flexible and rigid packaging, specialty cartons, and closures.

Differentiated capabilities

'The Amcor Way' describes the capabilities deployed consistently across Amcor that enable us to get leverage across our portfolio: Talent, Commercial Excellence, Operational Leadership, Innovation, and Cash and Capital Discipline.

Shareholder value creation

Through our portfolio of business and differentiated capabilities we generate strong cash flow and redeploy cash to consistently create superior customer value. The defensive nature of our end markets mean that year-to-year volatility should be relatively low, measured on a constant currency basis. Through paying dividends and growing the base business organically in a defensive set of end markets, pursuing acquisitions or returning cash to shareholders, over time value creation has been strong and consistent.

Segment Information

Accounting Standards Codification ("ASC") 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined it has two reporting segments, Flexibles and Rigid Packaging. The reporting segments produce flexible packaging, rigid packaging, specialty cartons, and closure products, which are sold to customers participating in a range of attractive end use areas throughout Europe, North America, Latin America, Africa and the Asia Pacific regions. Refer to Note 20, "Segments," of the notes to consolidated financial statements for financial information about business segments.

Flexibles Segment

The Flexibles Segment develops and supplies flexible packaging globally. With approximately 43,000 employees at 190 facilities in 38 countries as of June 30, 2019, the Flexibles Segment is one of the world's largest suppliers of plastic, aluminum and fiber based flexible packaging. In fiscal year 2019, Flexibles accounted for approximately 70% of the Company’s consolidated net sales.

Rigid Packaging Segment

The Rigid Packaging Segment is one of the world's largest manufacturers of rigid plastic containers and related products. As of June 30, 2019, the Rigid Packaging Segment employed approximately 6,000 employees at 60 facilities in 12 countries. In fiscal year 2019, Rigid Packaging accounted for approximately 30% of the Company’s consolidated net sales.

Marketing, Distribution, and Competition

Our sales are made through a variety of distribution channels, but primarily through our direct sales force. Sales offices and plants are located throughout Europe, North America, Latin America, Africa and Asia-Pacific regions to provide prompt and economical service to thousands of customers. Our technically trained sales force is supported by product development engineers, design technicians, field service technicians, and a customer service organization.

Sales to PepsiCo, and its subsidiaries, accounted for approximately 11.1%, 11.0% and 11.7% of our sales in fiscal years 2019, 2018 and 2017, respectively. Business arrangements with PepsiCo are aggregated across a number of separate contracts in disparate locations and any change in these business arrangements would typically occur over a period of time.

The major markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, innovation, quality, and price. Competitors include Aptar Group, Inc., Ball Corporation, Berry Global, Inc., CCL Industries, Inc., Crown Holdings Incorporated, Graphic Packaging International, Inc., Huhtamaki Oyj, International Paper Company, Mayr-Melnhof Karton AG, Owens-Illinois Inc., Sealed Air Corporation, Silgan Holdings, Inc., Sonoco Products Company, Westrock Company, Winpack, Ltd., and a variety of privately held companies.

We consider ourselves to be a significant participant in the markets in which we serve; however, due to the diversity of our business, our precise competitive position in these markets is not reasonably determinable.

Backlog

Working capital fluctuates throughout the year in relation to business volume and other marketplace conditions. We maintain inventory levels that provide a reasonable balance between obtaining raw materials at favorable prices and maintaining adequate inventory levels to enable us to fulfill our commitment to promptly fill customer orders. Manufacturing backlogs are not a significant factor in the industries in which we operate.

Raw Materials

Polymer resins and films, paper, inks, adhesives, aluminum, and chemicals constitute the major raw materials we use. These are purchased from a variety of global industry sources, and we are not significantly dependent on any one supplier for our raw materials. While temporary industry-wide shortages of raw materials may occur, we expect to continue to successfully manage raw material supplies without significant supply interruptions. Currently, raw materials are readily available but pricing can fluctuate.

Intellectual Property

We are the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of our products, manufacturing processes, and equipment. We have a number of trademarks and trademark registrations in the United States and in foreign countries. We also keep certain technology and processes as trade secrets. Our patents, licenses, and trademarks collectively provide a competitive advantage. However, the loss of any single patent or license alone would not have a material adverse effect on our results as a whole or those of our segments.

Environmental Matters and Government Regulation

We believe our commitment to responsible packaging is integral to our success. Responsible packaging protects the product, extends its shelf life and can reduce a significant amount of waste throughout the supply chain.

In January 2018, we became the first global packaging company pledging to develop all of our packaging to be recyclable or reusable by 2025, to significantly increase our use of recycled materials and to work with others to drive greater recycling of packaging around the world. We are uniquely positioned to lead the way in the development of more sustainable or environmentally friendly packaging.

Our operations and the real property we own or lease are subject to broad environmental laws and regulations by multiple jurisdictions. These laws and regulations pertain to the discharge of certain materials into the environment, handling and disposition of waste, and cleanup of contaminated soil and ground water as well as various other protections of the environment. We believe that we are in substantial compliance with applicable environmental laws and regulations based on implementation of our Environmental, Health, and Safety Management System and regular audits of those processes and systems. However, we cannot predict with certainty that we will not in the future incur liability with respect to noncompliance with environmental laws and regulations due to contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be material. In addition, these laws and regulations are constantly changing, and we cannot always anticipate these changes. Refer to Note 19, "Contingencies and Legal Proceedings," of the notes to the consolidated financial statements for information about legal proceedings. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. "Risk Factors".

Employees

As of June 30, 2019, we employed approximately 50,000 people worldwide.

Seasonal Factors

The business of each of the reporting segments is not seasonal to any material extent.

Research and Development

Refer to Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements for research and development expenditures.

Available Information

We are a non-accelerated filer (as defined in Exchange Act Rule 12b-2) and are also an electronic filer. Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the SEC's website (http://www.sec.gov) or by calling the SEC’s Office of Investor Education and Advocacy at 1-800-732-0330. Electronically filed and furnished reports can also be accessed through the Investor Relations section of the Company's Internet website (http://www.amcor.com/investors), under "SEC Filings" or by writing to the Company, Attention: Investor Relations, Amcor plc, Level 11, 60 City Road, Southbank, VIC, 3006, Australia. In addition, our Board Committee charters, Corporate Governance Guidelines, and our Code of Conduct & Ethics Policy can be electronically accessed at our website under "Corporate Governance" or, free of charge, by writing directly to the Company, Attention: Corporate Secretary. We will post any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions on the Investor Relations section of our website promptly following the date of such amendment or waiver.

Item 1A. - Risk Factors

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company's consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also effect our business operations and financial results.

Strategic Risks

Changes in Consumer Demand — We are exposed to changes in consumer demand patterns and customer requirements in numerous industries.

    Sales of our products and services depend heavily on the volume of sales made by our customers to consumers. Consequently, changes in consumer preferences for products in the industries that we serve or the packaging formats in which such products are delivered, whether as a result of changes in cost, convenience or health, environmental and social concerns and perceptions, may result in a decline in the demand for certain of our products or the obsolescence of some of our existing products. Although we have adopted certain strategies designed to mitigate the impact of declining sales, there is no guarantee that such strategies will be successful or will offset a decline in demand. Furthermore, any new products that we produce may not meet sales or margin expectations due to many factors, including our inability to accurately predict customer demand, end user preferences or movements in industry standards or to develop products that meet consumer demand in a timely and cost-effective manner.

Changing preferences for products and packaging formats may result in increased demand for other products we produce. However, to the extent changing preferences are not offset by demand for new or alternative products, changes to consumer preferences could have an adverse effect on our business, cash flow, financial condition and results of operations.

Key Customers and Customer Consolidation — The loss of key customers, a reduction in their production requirements or consolidation among key customers could have a significant adverse impact on our sales revenue and profitability.

Relationships with our customers are fundamental to our success, particularly given the nature of the packaging industry and the other supply choices available to customers. From time to time, a single customer, depending on the current status and volumes of a number of separate contracts in disparate locations, may account for 10% or more of our revenue. Sales to our largest customer accounted for approximately 11% of our total net sales for fiscal years 2019 and 2018. We did not have any other customer account for more than 10% of net sales in these fiscal periods.

Customer concentration can be even more pronounced within certain business units. Consequently, the loss of any of our key customers or any significant reduction in their production requirements, or an adverse change in the terms of our supply agreements with them, could reduce our sales revenue and net profit.

There can be no guarantee that our key customers will not in the future seek to source some or all of their products or services from competitors, change to alternative forms of packaging, begin manufacturing their packaging products in-house or seek to renew their business with us on terms less favorable than before.

Any loss, change or other adverse event related to our key customer relationships could have an adverse effect on our business, cash flow, financial condition and results of operations, which effect may be material.

In addition, over recent years certain of our customers have acquired companies with similar or complementary product lines. This consolidation has increased the concentration of our business with these customers. Such consolidation may be accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. While we have generally been successful at managing customer consolidations, increased pricing pressures from our customers could have a material adverse effect on our results of operations.

Competition — We face significant competition in the industries and regions in which we operate, which could adversely affect our business.

We operate in highly competitive geographies and end use areas, each with varying barriers to entry, industry structures and competitive behavior. We regularly bid for new and continuing business in the industries and regions in which we operate and we continue to change in response to consumer demand. We cannot predict with certainty the changes that may affect our competitiveness.

The loss of business from our larger customers, or the renewal of business on less favorable terms, may have a significant impact on our operating results. In addition, our competitors may develop disruptive technology or other technological innovations that could increase their ability to compete for our current or potential customers. No assurance can be given that the actions of established or potential competitors will not have an adverse effect on our ability to implement our plans and on our business, cash flow, financial condition and results of operations.

Synergy Benefits — The failure to realize the anticipated benefits of the acquisition of Bemis.

We anticipate that the transaction will generate estimated pre-tax annual net cost synergies by the end of the third year of approximately $180 million from procurement, manufacturing and general and administrative efficiencies. However, we must successfully integrate our businesses in a manner that permits these anticipated benefits to be realized. If we are not able to successfully achieve this, the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected or involve more costs to do so.

Integration Risk — The failure to successfully integrate the business and operations of Bemis in the expected time frame may adversely affect our future results.

Historically, Amcor Limited and Bemis were independent companies. While we have dedicated teams working on integrating our two operations, there can be no assurance that our businesses will be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of either or both companies’ ongoing businesses, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating our operations in order to realize the anticipated benefits of the transaction:

•
Combining both businesses in a manner that permits us to achieve the net cost synergies anticipated to result from the transaction, the failure of which would result in the anticipated benefits of the transaction not being realized in the time frame currently anticipated or at all;

•	combining our operations and corporate functions;

•	integrating and unifying the offerings and services available to customers;

•	identifying and eliminating redundant and underperforming functions and assets;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal control and other policies, procedures and processes;

•	maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating our administrative and information technology infrastructure;

•	managing the movement of certain positions to different locations; and

•	effecting actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention of certain members of our company and resources may be focused on the integration of the business and diverted from day-to-day business operations, which may disrupt our business.

Expanding Our Current Business — We may be unable to expand our current business effectively through either organic growth, including by product innovation, or acquisitions.

Our business strategy includes both organic expansion of our existing operations, particularly through efforts to strengthen and expand relationships with customers in emerging markets, product innovation, and expansion through acquisitions. However, we may not be able to execute our strategy effectively for reasons within and outside our control. Our ability to grow organically may be limited by, among other things, extensive saturation in the locations in which we operate or a change or reduction in our customers’ growth plans due to changing economic conditions, strategic priorities or otherwise. For many of our businesses, organic growth depends on product innovation, new product development and timely responses to changing consumer demands and preferences. Consequently, failure to develop new or improved products in response to changing consumer preferences in a timely manner may hinder our growth potential, affect our competitive position and adversely affect our business and results of operations.

Additionally, over the past decade, we have pursued growth through acquisitions, including our recent transaction with Bemis Company, Inc. There can be no assurance that we will be able to identify suitable acquisition targets in the right geographic regions in the future and with the right participation strategy, or to complete such acquisitions on acceptable terms or at all. Other companies in the industries and regions in which we operate have similar investment and acquisition strategies to us, resulting in competition for a limited pool of potential acquisition targets. Due in part to that competition, as well as the recent low interest rate environment, which has made debt funding more appealing and accessible, price multiples for potential targets are currently higher than their historical averages. If, as a result of these and other factors, we are unable to identify acquisition targets that meet our investment criteria and close such transactions on acceptable terms, our potential for growth by way of acquisition may be restricted, which could have an adverse effect on achievement of our strategy and the resulting expected financial benefits.

Intellectual Property — Challenges to or the loss of our intellectual property rights could have an adverse impact on our ability to compete effectively.

Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a number of patents on our products, aspects of our products, methods of use and/or methods of manufacturing, and we own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products. We also rely on trade secrets, know-how and other unpatented proprietary technology. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the countries in which we operate, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. Furthermore, many of the countries in which we operate, particularly the emerging markets, do not have intellectual property laws that protect proprietary rights as fully as the laws of the more developed jurisdictions in which we operate, such as the United States and the European Union. The use of our intellectual property by someone else without our authorization could reduce certain of our competitive advantages, cause us to lose sales or otherwise harm our business. The costs associated with protecting our intellectual property rights could also adversely impact our business. Similarly, while we have not received any significant claims from third parties suggesting that we may be infringing on their intellectual property rights, there can be no assurance that we will not receive such claims in the future. If we were held liable for a claim of infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products. Intellectual property litigation, which could result in substantial cost to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all. Failure to protect our patents, trademarks and other intellectual property rights could have an adverse effect on our business, cash flow, financial condition and results of operations.

Operational Risks

Global Operations — Challenging current and future global economic conditions have had, and may continue to have, a negative impact on our business operations and financial results.

Demand for our products and services is dependent on consumer demand for our packaging products, including packaged food, beverage, healthcare, personal care, agribusiness, industrial, and other consumer goods. As a result, general economic downturns in our key geographic regions and globally can adversely affect our business operations and financial results. The current global economic challenges, including relatively high levels of unemployment in certain areas in which we operate, low economic growth and difficulties associated with managing rising debt levels and related economic volatility in certain economies, are likely to continue to put pressure on the global economy and our business. In addition, we have recently experienced challenging conditions in parts of South America, where economic conditions have been mixed, and in particular in Argentina, where we have employed highly inflationary accounting for our local subsidiaries.

When challenging economic conditions exist, our customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands, and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. All of these factors could have an adverse effect on our business, cash flow, financial condition and results of operations, which effect may be material.

Political uncertainty may also contribute to the general economic conditions in one or more markets in which we operate. For example, the formal process for the United Kingdom leaving the European Union has resulted in uncertainty regarding the long-term nature of the United Kingdom’s relationship with the European Union, causing significant volatility in global financial markets and altering the conduct of market participants. Political developments such as this could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, and may cause us to lose customers, suppliers and employees, and adversely impact profitability.

International Operations — Our international operations subject us to various risks that could adversely affect our business operations and financial results.

We have operations throughout the world, including facilities located in emerging markets. In fiscal year 2019, approximately 70% of our sales revenue came from developed markets and 30% came from emerging markets. We expect to continue to expand our operations in the future, particularly in the emerging markets.

Management of global operations is extremely complex, particularly given the often substantial differences in the cultural, political and regulatory environments of the countries in which we operate. In addition, many of the countries in which we operate, including Argentina, Brazil, China and India and other emerging markets, have underdeveloped or developing legal, regulatory or political systems, which are subject to dynamic change and civil unrest.

The profitability of our operations may be adversely impacted by, among other things:

•	changes in applicable fiscal or regulatory regimes;

•	changes in, or difficulties in interpreting and complying with, local laws and regulations, including tax, labor, foreign investment and foreign exchange control laws;

•	nullification, modification or renegotiation of, or difficulties or delays in enforcing, contracts with clients or joint venture partners that are subject to local law;

•
reversal of current political, judicial or administrative policies encouraging foreign investment or foreign trade, or relating to the use of local agents, representatives or partners in the relevant jurisdictions; or

•	changes in exchange rates and inflation.

Further, sustained periods of legal, regulatory or political instability in the emerging markets in which we operate could have an adverse effect on our business, cash flow, financial condition and results of operations, which effect may be material.

The international scope of our operations, which includes limited sales of our products to entities located in countries subject to certain economic sanctions administered by the U.S. Office of Foreign Assets Control, the U.S. Department of State, the Australian Department of Foreign Affairs and Trade and other applicable national and supranational organizations (collectively, ‘‘Sanctions’’), and operations in certain countries that are from time to time subject to Sanctions, also requires us to maintain internal processes and control procedures. Failure to do so could result in breach by our employees of various laws and regulations, including those relating to money laundering, corruption, export control, fraud, bribery, insider trading, antitrust, competition and economic sanctions, whether due to a lack of integrity or awareness or otherwise. Any such breach could have an adverse effect on our financial condition and result in reputational damage to our business, which effect may be material.

Raw Materials — Price fluctuations or shortages in the availability of raw materials, energy and other inputs could adversely affect our business.

As a manufacturer of packaging products, our sales and profitability are dependent on the availability and cost of raw materials and labor and other inputs, including energy. All of the raw materials we use are purchased from third parties and our primary inputs include polymer resins and films, aluminum and fiber-based carton board. Prices for these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, currency and commodity price fluctuations, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, and other factors impacting supply and demand pressures. Increases in costs can have an adverse effect on our business and financial results. Although we seek to mitigate these risks through various strategies, including by entering into contracts with certain customers which permit certain price adjustments to reflect increased raw material costs or by otherwise seeking to increase our prices to offset increases in raw material costs, there is no guarantee that we will be able to anticipate or mitigate commodity and input price movements, there may be delays in adjusting prices to correspond with underlying raw material costs and any failure to anticipate or mitigate against such movements could have an adverse effect on our business, cash flow, financial condition and results of operations, which effect may be material.

Supply shortages or disruptions in our supply chains, including as a result of sourcing materials from a single supplier, could affect our ability to obtain timely delivery of raw materials, equipment and other supplies, and in turn, adversely affect our ability to supply products to our customers. Such disruptions could have an adverse effect on our business and financial results.

Commercial Risks — We are subject to production, supply and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic downturn.

We face a number of commercial risks, including (i) operational disruption, such as mechanical or technology failures, each of which could, in turn, lead to production loss and/or increased costs, (ii) shortages in manufacturing inputs due to the loss of key suppliers and (iii) risks associated with development projects (such as cost overruns and delays). In addition, many of the geographic areas where our production is located and where we conduct business may be affected by natural disasters, including earthquakes, snow storms, hurricanes, forest fires and flooding. Any unplanned plant downtime at any of our facilities would likely result in unabsorbed fixed costs that could negatively impact our results of operations for the period in which it experienced the downtime.

Additionally, the insolvency of, or contractual default by, any of our customers, suppliers and financial institutions, such as banks and insurance providers, may have a significant adverse effect on our operations and financial condition. Such risks are exacerbated in times of economic volatility, either globally or in the geographies and industries in which our customers operate. If a counterparty defaults on a payment obligation to us, we may be unable to collect the amounts owed and some or all of these outstanding amounts may need to be written off. If a counterparty becomes insolvent or is otherwise unable to meet its obligations in connection with a particular project, we may need to find a replacement to fulfill that party’s obligations or, alternatively, fulfill those obligations ourself, which is likely to be more expensive. The occurrence of any of these risks, including any default by our counterparties, could have an adverse effect on our business, cash flow, financial condition and results of operations, which effect may be material and result in a competitive disadvantage.

Information technology — A failure or disruption in our information technology systems could disrupt our operations, compromise customer, employee, vendor and other data and could negatively effect our business.

We rely on the successful and uninterrupted functioning of our information technology and control systems to securely manage operations and various business functions, and on various technologies to process, store and report information about our business, and to interact with customers, vendors and employees around the world. In addition, our information systems increasingly rely on cloud solutions which require different security measures. These measures cover technical changes to our network security, organization and governance changes as well as alignment of third party vendors on market standards. As with all large systems, our information technology systems may be susceptible to damage, disruption, information loss or shutdown due to power outages, failures during the process of upgrading or replacing software, hardware failures, computer viruses, cyber-attacks, catastrophic events, telecommunications failures, user errors, unauthorized access and malicious or accidental destruction or theft of information or functionality.

We also maintain and have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer controls. Despite our efforts to protect such information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, misplaced or lost data and programming and/or user errors that could lead to the compromising of sensitive, confidential or personal data or information. Information system damages, disruptions, shutdowns or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, violation of privacy laws and legal liability, regulatory fines, penalties or intervention, negative publicity resulting in reputational damage, reimbursement or compensatory payments and other costs, any of which could have an adverse effect on our business, cash flow, financial condition and results of operations, which affect may be material and result in a competitive disadvantage. Although we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, and services remain potentially vulnerable to advanced and persistent threats.

Attracting and retaining key personnel — If we are unable to attract and retain key personnel, we may be adversely affected.

Our continued success depends, in large part, on our ability to identify, attract, motivate, train and retain qualified personnel in key functions and geographic areas. Losing the services of key employees in any of our operations could make it difficult to meet our objectives. There can be no assurance we will be able to recruit, train, assimilate, motivate and retain employees in the future who actively promote and meet the standards of our culture.

Operational hazards — We are subject to costs and liabilities related to current and future environmental and health and safety laws and regulations that could adversely affect our business.

We are required to comply with environmental and health and safety laws, rules and regulations in each of the countries in which we do business. Many of our products come into contact with the food and beverages they package and therefore we are also subject to certain local and international standards related to such products. Compliance with these laws and regulations can require significant expenditure of financial and employee resources.

In addition, changes to such laws, regulations and standards are made or proposed regularly, and some of the proposals, if adopted, might, directly or indirectly, result in a material reduction in the operating results of one or more of our operating units. For instance, an increase in legislation with respect to litter related to plastic packaging or related recycling programs may cause legislators in some countries and regions in which our products are sold to consider banning or limiting certain packaging formats or materials. Additionally, increased regulation of emissions linked to climate change, including greenhouse gas (carbon) emissions and other climate-related regulations, could potentially increase the cost of our operations due to increased costs of compliance (which may not be recoverable through adjustment of prices), increased cost of fossil fuel inputs and increased cost of energy intensive raw material inputs. However, any such changes are uncertain, and we cannot predict the amount of additional capital expenses or operating expenses that would be necessary for compliance.

Federal, state, provincial, foreign and local environmental requirements relating to air, soil and water quality, handling, discharge, storage and disposal of a variety of substances and climate change are also significant factors in our business and changes to such requirements generally result in an increase to our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third party at various facilities we own, used or operate (including facilities that may be acquired by us in the future). Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditure.

The effects of climate change and greenhouse gas effects may adversely affect our business. A number of governmental bodies have introduced, or are contemplating introducing, regulatory change to address the impacts of climate change, which, where implemented, may have adverse impacts on our operations or financial results.

We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. Provisions are raised when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for such damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently provisioned amount. Accordingly, additional charges could be incurred that would have an adverse effect on our operating results and financial position, which may be material.

Labor disputes — We are subject to the risk of labor disputes, which could adversely affect our business.

Although we have not experienced any significant labor disputes in recent years, there can be no assurance that we will not experience labor disputes in the future, including protests and strikes, which could disrupt our business operations and have an adverse effect on our business and results of operation. Although we consider our relations with our employees to be good, there can be no assurance that we will be able to maintain a satisfactory working relationship with our employees in the future.

Financial Risks

LIBOR Indexed Borrowings — Our financing agreements may need to be renegotiated if LIBOR ceases to exist.

A substantial portion of our borrowing capacity bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR"). In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.

Certain of our financing agreements include language to determine a replacement rate for LIBOR, if necessary. However, if LIBOR ceases to exist, we may need to renegotiate some financing agreements extending beyond 2021 that utilize

LIBOR as a factor in determining the interest rate. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

Exchange Rates — We are exposed to foreign exchange rate risk.

We are subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our financial performance. Transactional foreign exchange exposures result from exchange rate fluctuations, including in respect of the U.S. dollar, the Euro, the Brazilian real, and other currencies in which our costs are denominated, which may affect our business input costs and proceeds from product sales. Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of entity functional currencies to U.S. dollars, consistent with our reporting currency, and may affect the reported value of our assets and liabilities and our income and expenses. In particular, our translational exposure may be impacted by movements in the exchange rate between the Euro and the Brazilian Real against the U.S. dollar. The exchange rate has varied in recent years and is subject to further movement.

Exchange rates between transactional currencies may change rapidly. For instance, the peso, the real, the ruble and the yuan have experienced significant pressures as growth and other concerns have weighed on the Argentine, Brazilian, Russian and Chinese economies, respectively. To the extent currency depreciation continues across our business, we are likely to experience a lag in the timing to pass through U.S. dollar-denominated input costs across our business, which would adversely impact our margins and profitability. As such, we may be exposed to future exchange rate fluctuations, and such fluctuations could have an adverse effect on our reported cash flow, financial condition and results of operations, which effect may be material.

Interest rates — An increase in interest rates could reduce our reported results of operations.

At June 30, 2019, our variable rate borrowings approximated $4.0 billion (which includes $841.0 million fixed rate notes that have been effectively converted to variable rate debt through the use of a fixed to variable interest rate swap). Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations. Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay. For each one percent increase in variable interest rates, our annual interest expense would increase by approximately $40.0 million on the $4.0 billion of variable rate debt outstanding as of June 30, 2019.

Credit rating — A downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations.

In addition to using cash provided by operations, we regularly issue commercial paper to meet our short-term liquidity needs. Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase the cost of borrowing or the fees associated with our bank credit facility, or the credit spread incurred when issuing long-term debt in the capital markets.

Hedging — Failure to hedge effectively against adverse fluctuations in interest rates and foreign exchange rates could negatively impact our results of operations.

We are subject to the risk of rising interest rates associated with borrowing on a floating-rate basis as well as unfavorable fluctuations in foreign exchange rates. Our board of directors has approved a hedging policy to manage the risk of rising interest rates. The level of hedging activity undertaken may change from time to time and we may elect to change our hedging policy at any time. If our hedges are not effective in mitigating our interest rate risk and foreign exchange rate risks, if we are under-hedged or if a hedge provider defaults on our obligations under hedging arrangements, it could have an adverse effect on our business, cash flow, financial condition and results of operations.

Goodwill and other intangible assets — A significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.

We review our goodwill balance for impairment at least once a year using the business valuation methods allowed in accordance with current accounting standards. These methods include the use of a weighted-average cost of capital to calculate the present value of the expected future cash flows of our reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results. If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth. We have identified the valuation of intangible assets and goodwill as a critical accounting estimate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments—Intangible assets and goodwill” included in Item 7 of this Annual Report on Form 10-K.

Financial Controls and Reporting Systems — Significant demands will be placed on our financial controls and reporting systems as a result of the acquisition of Bemis.

There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with our acquisition of Bemis and significant demands will be placed on our managerial, operational and financial personnel and systems. Our future operating results may be affected by the ability of our officers and key employees to manage changing business conditions and to implement, expand and revise our operational and financial controls and reporting systems in response to the transaction. For example, while Bemis prepared its financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), we have historically prepared our financial statements in accordance with Australian Accounting Standards ("AAS") and the combined company will now prepare financial statements in accordance with U.S. GAAP. The revisions required to consolidate the financial reporting system and to switch reporting systems to U.S. GAAP has placed significant demands on our financial controls and reporting systems.

Furthermore, we are required to comply with different rules and regulations from those that previously applied to us, including the rules and regulations of the SEC, the reporting requirements of the Securities Exchange Act of 1934, the listed rules of the New York Stock Exchange and the application of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). Complying with the applicable rules and regulations has and will result in an increase in legal and financial compliance costs and also has made certain activities more time-consuming and costly.

Internal Controls — If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a newly listed NYSE public company, we have elected the transition period for compliance with Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, during our transition period, we are exempted from compliance with Section 404. We are exempt from Section 404 compliance until we file our second Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Amcor Limited was required to comply with reporting obligations in Australia including the preparation of its financial statements under AAS as adopted by the Australian Accounting Standards Board and other relevant companies law. Amcor Limited was not required to comply with U.S. GAAP. Following the consummation of the Bemis acquisition, we now prepare financial statements in accordance with U.S. GAAP. We identified two material weaknesses in our internal control over financial reporting during the conversion of our historical AAS financial statements to U.S. GAAP. The first material weakness was related to our lack of accounting staff and supervisory personnel with the appropriate level of experience in technical accounting in U.S. GAAP and disclosure and filing requirements of a U.S. domestic registrant. We are currently in the process of remediating this material weakness and have taken numerous steps to address the underlying causes of the material weakness. We have hired additional financial reporting personnel with U.S. GAAP technical accounting and financial reporting experience, aligned our accounting policies and procedures with U.S. GAAP, enhanced our internal review procedures during the financial close process, and begun technical training for accounting and finance personnel.

We also identified a second material weakness arising from deficiencies in the design and operating effectiveness of internal controls over the period end financial reporting process. Specifically, we did not design and maintain effective controls to verify that conflicting duties were appropriately segregated within key IT systems used in the preparation and reporting of financial information.

To address the second material weakness, we have commenced a process to (i) identify those internal controls requiring improved documentation of independent review over the completeness and accuracy of financial information under U.S. GAAP, (ii) implement enhanced standards designed to meet the requirements of the Sarbanes-Oxley Act, (iii) review the design of applicable internal controls and assess any required amendments and (iv) increase the training of accounting and finance staff in relevant areas.

We believe that these enhanced resources and processes, including the implementation of new mitigating controls, will effectively remediate the material weaknesses, but the material weaknesses will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively. If we are not able to comply with the requirements of Section 404 at the end of our transition period, or if we or our registered public accounting firm identify deficiencies in our internal control that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions by regulatory authorities, which would require additional financial and management resources.

Insurance — Our insurance policies, including our use of a captive insurance company, may not provide adequate protection against all of the risks we face.

We seek protection from a number of our key operational risk exposures through the purchase of insurance. A significant portion of our insurance is placed in the insurance market with third-party re-insurers. Our policies with such third-party re-insurers cover property damage and business interruption, public and products liability and directors' and officers' liability. Although Amcor believes the coverage provided by such policies is consistent with industry practice, they may not adequately cover certain risks and there is no guarantee that any claims made under such policies will ultimately be paid.

Additionally, Amcor retains a portion of Amcor's insurable risk through a captive insurance company, Amcor Insurances Pte Ltd, which is located in Singapore. Amcor's captive insurance company collects annual premiums from Amcor's business groups, and assumes specific risks relating to property damage, business interruption and liability claims. The captive insurance company may be required to make payment for insurance claims which exceed the captive's reserves, which could have an adverse effect on Amcor's business, cash flow, financial condition and results of operations.

Legal and Compliance Risks

Litigation — Litigation or regulatory developments could adversely affect our business operations and financial performance.

We are, and in the future will likely become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Given our global footprint, we are exposed to more uncertainty regarding the regulatory environment. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. See “Legal Proceedings" included in Item 3 of this Annual Report on Form 10-K.

Environmental, health, and safety regulations — Changing government regulations in environmental, health, and safety matters may adversely affect our company.

Numerous legislative and regulatory initiatives have been passed and anticipated in response to concerns about Greenhouse Gas emissions and climate change. We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products. Increased environmental legislation or regulation could result in higher costs for us in the form of higher raw material cost, as well as energy and freight costs. It is possible that certain materials might cease to be permitted to be used in our processes. We could also incur additional compliance costs for monitoring and reporting emissions and for maintaining permits. Additionally, a sizable portion of our business comes from healthcare packaging and food and beverage packaging, both highly regulated markets. If we fail to comply with these regulatory requirements, our results of operations could be adversely impacted.

Patents and proprietary technology — Our success is dependent on our ability to develop and successfully introduce new products and to develop, acquire and retain intellectual property rights.

Our success depends in large part on our proprietary technology. We rely on intellectual property rights, including patents, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. If we are unable to enforce our intellectual property rights, our competitive position may suffer. Our pending patent applications, and our pending trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents or trademarks. In addition, our patents, trademarks and other intellectual property rights may not provide us a significant competitive advantage. We may need to spend significant resources monitoring our intellectual property rights. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. Competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues.

Risks Relating to Being a Jersey, Channel Islands Company Listing Ordinary Shares

Our ordinary shares are issued under the laws of Jersey, Channel Islands, which may not provide the level of legal certainty and transparency afforded by incorporation in a U.S. jurisdiction and which differ in some respects to the laws applicable to other U.S. corporations.

We are organized under the laws of Jersey, Channel Islands, a British crown dependency that is an island located off the coast of Normandy, France. Jersey is not a member of the European Union. Jersey, Channel Islands legislation regarding companies is largely based on English corporate law principles. The rights of holders of our ordinary shares are governed by Jersey law, including the Companies (Jersey) Law 1991, as amended, and by the Amcor Articles of Association. These rights differ in some respects from the rights of other shareholders in corporations incorporated in the United States. Further, there can be no assurance that the laws of Jersey, Channel Islands, will not change in the future or that they will serve to protect investors in a similar fashion afforded under corporate law principles in the U.S., which could adversely affect the rights of investors.

U.S. shareholders may not be able to enforce civil liabilities against us.

A significant portion of our assets are located outside of the United States and several of our directors and officers are citizens or residents of jurisdictions outside of the United States. As a result, it may be difficult for investors to effect service within the United States upon those directors and officers, or to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and our directors or officers under the U.S. federal securities laws.

Judgments of U.S. courts may not be directly enforceable outside of the U.S. and the enforcement of judgments of U.S. courts outside of the U.S., including those in Australia and Jersey, may be subject to limitations. Investors may also have difficulties pursuing an original action brought in a court in a jurisdiction outside the U.S., including Australia and Jersey, for liabilities under the securities laws of the U.S. Additionally, our Articles of Association provide that while the Royal Court of Jersey will have non-exclusive jurisdiction over actions brought against us, the Royal Court of Jersey will be the sole and exclusive forum for derivative shareholder actions, actions for breach of fiduciary duty by our directors and officers, actions arising out of Jersey Companies Law or actions asserting a claim against our directors or officers governed by the internal affairs doctrine. The exclusive forum provision would not prevent derivative shareholder actions based on claims arising under U.S. federal securities laws from being raised in a U.S. court and would not prevent a U.S. court from asserting jurisdiction over such claims. However, there is uncertainty whether a U.S. or Jersey court would enforce the exclusive forum provision for actions for breach of fiduciary duty and other claims.

Item 1B. - Unresolved Staff Comments

None.

Item 2. - Properties

We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. The manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. Properties utilized by us at June 30, 2019 were as follows:

Flexibles Segment

This segment has 190 manufacturing plants located in 38 countries, of which 129 are owned directly by us or our subsidiaries and 61 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of one to 37 years and have one or more renewal options.

Rigid Packaging Segment

This segment has 60 manufacturing plants located in 12 countries, of which 8 are owned directly by us or our subsidiaries and 52 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 25 years and have one or more renewal options.

Corporate and General

Our principal executive offices are located in Zurich, Switzerland.

Item 3. - Legal Proceedings

Refer to Note 19, "Contingencies and Legal Proceedings," of the notes to consolidated financial statements for information about legal proceedings.

Item 4. - Mine Safety Disclosures

Not applicable.

PART II

Item 5. - Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares began trading on the New York Stock Exchange under the symbol AMCR on June 11, 2019 following the consummation of the Bemis acquisition. On June 30, 2019, there were 86,573 registered holders of record of our ordinary shares and CDIs.

Item 6. - Selected Financial Data

Five-Year Consolidated Review of Selected Financial Data

	Years ended June 30,
(dollars in millions, except per share amounts)	2019 (1)	2018	2017	2016	2015
Selected Consolidated Income Statement Data
Net sales	$9,458.2	$9,319.1	$9,101.0	$9,421.3	$9,611.8
Operating income	791.7	993.9	916.1	589.1	1,008.7
Income from continuing operations	436.7	586.6	581.0	305.0	575.6
Net income attributable to Amcor plc	430.2	575.2	564.0	309.3	549.7

Selected Consolidated Balance Sheet Data
Cash and cash equivalents	601.6	620.8	561.5	515.7	477.1
Total assets	17,165.0	9,057.5	9,087.0	8,531.8	8,289.1
Long-term debt (including capital lease obligations)	5,314.4	3,674.5	3,831.6	3,754.3	2,741.0
Total shareholder' equity	5,674.7	695.4	587.6	528.5	1,262.9

Selected Per Share Data
Basic earnings per share from continuing operations	0.36	0.50	0.49	0.27	0.46
Diluted earnings per share from continuing operations	0.36	0.49	0.48	0.26	0.45
Dividends per share (2)	0.58	0.45	0.42	0.40	0.40

Other Operating Data
Capital expenditures	332.2	365.0	379.3	346.7	302.9
Depreciation and amortization	349.7	352.7	351.8	351.0	353.9

(1)	Fiscal year 2019 reflects the results of Amcor plc, including Bemis results since the acquisition date of June 11, 2019. The historical periods solely reflect the results of Amcor Limited.

(2)
Fiscal year 2019 dividends per share include dividends of $0.24 and $0.22 per share declared in October 2018 and April 2019, respectively, along with a pro-rata dividend of $0.12 per share declared in May 2019.  The May 2019 dividend was declared to align the period over which dividends had been paid to Amcor and Bemis shareholders prior to completion of the acquisition.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Three Year Review of Results

(dollars in millions, except per share amounts)	2019		2018		2017
Net sales	$9,458.2	100.0%	$9,319.1	100.0%	$9,101.0	100.0%
Cost of Sales	(7,659.1)	(81.0)	(7,462.3)	(80.1)	(7,189.2)	(79.0)

Gross profit	1,799.1	19.0	1,856.8	19.9	1,911.8	21.0

Operating expenses:
Selling, general, and administrative expenses	(999.0)	(10.6)	(793.2)	(8.5)	(850.2)	(9.3)
Research and development expenses	(64.0)	(0.7)	(72.7)	(0.8)	(69.1)	(0.8)
Restructuring and related expenses	(130.8)	(1.4)	(40.2)	(0.4)	(143.2)	(1.6)
Other income, net	186.4	2.0	43.2	0.5	66.8	0.7

Operating income	791.7	8.4	993.9	10.7	916.1	10.1

Interest income	16.8	0.2	13.1	0.1	12.2	0.1
Interest expense	(207.9)	(2.2)	(210.0)	(2.3)	(190.9)	(2.1)
Other non-operating income (loss), net	3.5	—	(74.1)	(0.8)	(21.6)	(0.2)

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	604.1	6.4	722.9	7.8	715.8	7.9

Income tax expense	(171.5)	(1.8)	(118.8)	(1.3)	(148.9)	(1.6)
Equity in income (loss) of affiliated companies	4.1	—	(17.5)	(0.2)	14.1	0.2

Income from continuing operations	436.7	4.6	586.6	6.3	581.0	6.4

Income (loss) from discontinued operations	0.7	—	—	—	—	—

Net income	$437.4	4.6%	$586.6	6.3%	$581.0	6.4%

Net (income) loss attributable to non-controlling interests	(7.2)	(0.1)	(11.4)	(0.1)	(17.0)	(0.2)

Net income attributable to Amcor plc	$430.2	4.5%	$575.2	6.2%	$564.0	6.2%

Overview

Amcor is a global packaging company with total sales of approximately $9.5 billion in fiscal year 2019. We employ approximately 50,000 people across approximately 250 sites in more than 40 countries, and are a leader in developing and producing a broad range of packaging products including flexible and rigid packaging, specialty cartons and closures. In fiscal year 2019, the majority of sales were made to the defensive food, beverage, pharmaceutical, medical device home and personal care, and other consumer goods end markets.

Significant Items Affecting the Periods Presented

The Acquisition of Bemis Company, Inc.

On June 11, 2019, the Company completed the acquisition of 100% of the outstanding shares of Bemis Company, Inc ("Bemis"), a global manufacturer of flexible packaging products based in the United States, for the purchase price of $5.2 billion in an all-stock transaction. In connection with the Bemis transaction, we assumed $1.4 billion of debt.

2019 Bemis Integration Plan

In connection with the acquisition of Bemis, we initiated restructuring activities in the fourth quarter of 2019 aimed at integrating and optimizing the combined organization. As previously announced, we continue to target realizing approximately $180 million of pre-tax synergies driven by procurement, supply chain and general and administrative savings by the end of fiscal year 2022. The total cash costs are estimated at $150 million with estimated total pre-tax costs of $200 million. The 2019 Bemis Integration Plan is expected to be completed by the end of fiscal year 2022. There were no cash payments associated with the plan in fiscal year 2019.

In the fourth quarter of 2019, we incurred $47.9 million of pre-tax restructuring expenses related to this Plan, primarily related to employee termination costs. Initial actions include the planned closure of three sites. We expect to finalize the major components of the Plan by the end of the second quarter of fiscal year 2020.

Other Restructuring Plans

On August 21, 2018, the Company announced a restructuring program in our Rigid Packaging reporting segment aimed at reducing structural costs and optimizing the footprint ("2018 Rigid Packaging Restructuring Plan"). The program includes the closure of manufacturing facilities and headcount reductions to achieve manufacturing footprint optimization and productivity improvements as well as overhead cost reductions.

The Company's total pre-tax restructuring costs are expected to be approximately $95.0 million with the main component being the cost to exit manufacturing facilities and employee related costs. The total plan cost has been increased by approximately $25.0 million in the fourth quarter due to additional opportunities that have been identified. The Company estimates that approximately $65.0 million of the $95.0 million total costs will result in cash expenditures. Cash payments in the twelve months ended June 30, 2019 were $30.3 million. The 2018 Rigid Packaging Restructuring Plan is expected to be completed in fiscal year 2020.

On June 9, 2016, the Company announced a major initiative ("2016 Flexibles Restructuring Plan") to optimize the cost base and drive earnings growth in the Flexibles segment. This initiative was designed to accelerate the pace of adapting the organization within developed markets through footprint optimization to better align capacity with demand, increase utilization and improve the cost base and streamlining the organization and reducing complexity, particularly in Europe, to enable greater customer focus and speed to market.

As part of the 2016 Flexibles Restructuring Plan, the Company has closed eight manufacturing facilities and reduced headcount at certain facilities. The Company's total pre-tax restructuring costs were approximately $230.8 million, with approximately $166.7 million in employee termination costs, $31.4 million in fixed asset impairment costs and $32.7 million in other costs, which primarily represent the cost to dismantle equipment and terminate existing lease contracts. The Company estimates that approximately $166.2 million of the $230.8 million total costs have resulted in cash expenditures. Cash payments in the twelve months ended June 30, 2019 were $14.4 million. The Plan is substantially completed by the end of the fiscal year ending June 30, 2019.

Impairment in Equity Method Investment

Due to impairment indicators present for the years ended June 30, 2019, 2018 and 2017, the Company performed impairment tests by comparing the carrying value of its investment in AMVIG Holdings Limited ("AMVIG") at the end of each period, including interim periods, to the fair value of the investment, which was determined based on AMVIG's quoted share price. The Company recorded impairment charges in fiscal years 2019 and 2018 of $14.0 million and $36.5 million, respectively, as the fair value of the investment was below its carrying value. The Company did not record an impairment charge in 2017 as the fair value of the investment was above its carrying value. Refer to Note 7, "Equity Method Investments" for more information about the Company's equity method investments.

High Inflation Accounting

The Company has subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, the Company began reporting the financial results of its Argentinean subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. The transition to highly inflationary accounting resulted in a negative impact of $30.2 million that was reflected on the consolidated statement of income for the year ended June 30, 2019.

Results of Operations

Consolidated Results of Operations

(in millions)	2019	2018	2017
Net sales	$9,458.2	$9,319.1	$9,101.0
Operating income	791.7	993.9	916.1
Operating profit as a percentage of net sales	8.4%	10.7%	10.1%

Net income attributable to Amcor plc	$430.2	$575.2	$564.0
Diluted EPS	$0.36	$0.49	$0.48

2019 versus 2018

Net sales increased $139.1 million, or 1.5%, to $9.5 billion for the fiscal year 2019, from $9.3 billion for the fiscal year 2018. The impact of currency translation resulted in a decrease of $368.9 million or 4.0%, somewhat offset by Bemis sales for the partial month of June of $215.4 million. The growth in the legacy Amcor net sales revenue excluding currency impact of $292.6m or 3.1% was driven largely by favorable pricing of 2.3%, mainly from passing through higher raw material costs and inflation related costs in both the Flexibles and Rigid Packaging reporting segments and volume/mix impacts of 0.8%.

Net income attributable to Amcor plc decreased by $145.0 million, or 25.2%, to $430.2 million for the fiscal year 2019, from $575.2 million for the fiscal year 2018. Net income for fiscal year 2019 was impacted by material acquisitions and other costs of $143.1 million, Rigid Packaging reporting segment restructuring expense of $64.1 million, highly inflationary accounting impacts of $30.2 million and other non-recurring items. Adjusted net income of $729.5 million excluding these non-recurring items was up 4.6% on a reported basis and 9% after excluding the impact of currency.

Diluted EPS decreased to $0.36 for the fiscal year 2019, from $0.49 for the fiscal year 2018, with net income attributable to ordinary shareholders decreasing 25.2% and the diluted weighted average number of shares outstanding increased 1.9%. EPS was impacted by the after tax impact of the non-recurring items referred to above.

2018 versus 2017

Net sales increased $218.1 million, or 2.4%, to $9.3 billion for the fiscal year 2018, from $9.1 billion for the fiscal year 2017. The impact of currency translation resulted in an increase of $275.1 million, or 3.0%, compared to fiscal year 2017.
The decrease in net sales revenue excluding currency impact $57.0 million, or 0.6%, was driven largely by a 2.1% reduction in volume/mix, mainly in the Rigid Packaging reporting segment, partially offset by favorable pricing of 0.6%, mainly from passing through higher raw material costs in both the Flexibles and Rigid Packaging reporting segments and benefits from acquisitions in the Rigid Packaging reporting segment of 0.6%.

Net income attributable to Amcor plc increased by $11.2 million, or 2.0%, to $575.2 million for the fiscal year 2018, from $564.0 million for the fiscal year 2017 as a result of the factors discussed in the preceding paragraph. Currency impacts on translating operating income were positive.

Diluted EPS increased to $0.49 for fiscal year 2018, from $0.48 for fiscal year 2017, with the net income attributable to ordinary shareholders increasing by 2.0% and the diluted weighted average number of shares outstanding decreasing 0.2% year-over-year.

Segment Results of Operations

Flexibles Segment

Our Flexibles reporting segment develops and supplies flexible packaging globally.

(in millions)	2019	2018	2017
Net sales including intersegment sales	$6,566.7	$6,534.6	$6,226.5
Adjusted EBIT	817.2	801.3	791.8
Adjusted EBIT as a percentage of net sales	12.4%	12.3%	12.7%

2019 versus 2018

Net sales including intersegment sales increased $32.1 million, or 0.5%, to $6.6 billion for fiscal year 2019, from $6.5 billion for fiscal year 2018. The impact of currency translation caused a decrease of $319.9 million or 4.9% compared to fiscal year 2018 somewhat offset by Bemis sales for the partial month of June of $215.4 million. The growth in the legacy Amcor net sales revenue excluding currency impact of $136.6m or 2.1% was driven largely by price increases of 1.2%, mainly from passing through higher raw material costs and inflation related costs and volume/mix of 0.9%.

Adjusted earnings before interest and tax ("EBIT") for the fiscal year 2019 increased $15.9 million, or 2.0% to $817.2 million from $801.3 million for the fiscal year 2018. The impact of currency translation resulted in a decrease of $37.9 million or 4.7%, and the Bemis adjusted EBIT since the date of acquisition contributed $25.5 million. The growth in the legacy Amcor adjusted EBIT excluding currency impact of $28.3m or 3.5% was driven largely by cost improvements including restructuring benefits of 2.6%, legacy acquisitions benefits of 1.3% slightly offset by other net impacts of (0.4%).

2018 versus 2017

Net sales including intersegment sales increased $308.1 million, or 4.9%, to $6.5 billion for fiscal year 2018, from $6.2 billion for fiscal year 2017. The impact of currency translation caused an increase of $312.3 million or 5.0% compared to fiscal year 2017. The decrease in sales excluding currency impacts of $4.2 million, or 0.1%, was driven by minor volume/mix impacts of (0.1%) across the reporting segment, with pricing and other factors flat in the year.

Adjusted EBIT increased $9.5, or 1.2%, to $801.3 million for the fiscal year 2018, from $791.8 million for fiscal year 2017.

Rigid Packaging Segment

Our Rigid Packaging reporting segment is one of the world's largest manufacturers of rigid plastic containers and related products.

(in millions)	2019	2018	2017
Net sales including intersegment sales	$2,892.7	$2,787.5	$2,876.7
Adjusted EBIT	308.2	298.3	341.0
Adjusted EBIT as a percentage of net sales	10.7%	10.7%	11.9%

2019 versus 2018

Net sales including intersegment sales increased $105.2 million, or 3.8%, to $2.9 billion for fiscal year 2019, from $2.8 billion for fiscal year 2018. The impact of currency translation caused a decrease of $45.7 million or 1.6% compared to fiscal year 2018. The growth in net sales revenue excluding currency impact of $150.9m or 5.4% was driven largely by price increases of 4.7%, mainly from passing through higher raw material costs and inflation related costs and volume/mix of 0.7%.

Adjusted EBIT for the fiscal year 2019 increased $9.9 million or 3.3% to $308.2 million for the fiscal year 2019 from $298.3 million for the fiscal year 2018. The impact of currency translation resulted in a decrease of $4.5 million or 1.5%. The growth in the adjusted EBIT excluding currency impact of $14.4 million or 4.8% was largely driven by restructuring benefits of 2.6% and volume/mix and other net impacts of 2.2%.

2018 versus 2017

Net sales including intersegment sales decreased by $89.2 million, or 3.1%, to $2.8 billion for fiscal year 2018, from $2.9 billion for fiscal year 2017. The impact of currency translation caused a decrease of $37.2 million, or 1.3%, compared to fiscal year 2017. The decrease in sales excluding currency impacts of $52.0 million, or 1.8%, was driven by reduced volume/mix due to market softness, customer mix and customer inventory actions of (6.4%), partially offset by increased sales from acquisitions of 2.5%, including the Sonoco acquisition, and favorable pricing mainly from passing through higher raw material costs of 2.0%.

Adjusted EBIT decreased $42.7 million, or 12.5%, to $298.3 million for the fiscal year 2018, from $341.0 for the fiscal year 2017.

Consolidated Gross Profit

(in millions)	2019	2018	2017
Gross profit	$1,799.1	$1,856.8	$1,911.8
Gross profit as a percentage of net sales	19.0%	19.9%	21.0%

Gross profit decreased by $57.7 million, or 3.1%, to $1.8 billion for fiscal year 2019, from $1.9 billion for fiscal year 2018. The decrease was primarily driven by unfavorable foreign exchange of $103 million partially offset by increased volumes, timing of raw material price recovery in the Flexibles reporting segment and reduced operating costs in the plants, particularly in the Flexibles reporting segment.

Gross profit decreased by $55.0 million, or 2.9%, to $1.9 billion for fiscal year 2018, from $1.9 billion for fiscal year 2017. The decrease was primarily driven by the impact of reduced volumes, particularly in the Rigid Packaging reporting segment, and the timing of higher raw material price recovery in the Flexibles reporting segment and reduced operating costs.

Consolidated Selling, General and Administrative ("SG&A") Expense

(in millions)	2019	2018	2017
SG&A expenses	$(999.0)	$(793.2)	$(850.2)
SG&A expenses as a percentage of net sales	(10.6)%	(8.5)%	(9.3)%

Sales, general and administrative expenses increased by $205.8 million, or 25.9%, to $999.0 million for fiscal year 2019, from $793.2 million for fiscal year 2018. The increase was largely related to Bemis transaction related costs with some offset from restructuring activity SG&A savings and other group initiatives.

Sales, general and administrative expenses decreased by $57 million, or 6.7%, to $793.2 million for fiscal year 2018, from $850.2 million for fiscal year 2017. The decrease was evident both in the Rigid Packaging reporting segment and the Flexibles reporting segment and primarily driven by year-over-year restructuring and cost saving initiatives.

Consolidated Research and Development ("R&D") Expense

(in millions)	2019	2018	2017
R&D expenses	$(64.0)	$(72.7)	$(69.1)
R&D expenses as a percentage of net sales	(0.7)%	(0.8)%	(0.8)%

Research and development costs decreased by $8.7 million, or 12.0%, to $64.0 million for fiscal year 2019, from $72.7 million for fiscal year 2018. The decrease is primarily related to foreign exchange movements and timing of project expenses.

Research and development costs remained relatively stable at $72.7 million for fiscal year 2018 compared to $69.1 million for fiscal year 2017.

Consolidated Restructuring and Related Expense

(in millions)	2019	2018	2017
Restructuring and related expenses	$(130.8)	$(40.2)	$(143.2)
Restructuring and related expenses as a percentage of net sales	(1.4)%	(0.4)%	(1.6)%

Restructuring and related costs increased by $90.6 million to $130.8 million for fiscal year 2019, from $40.2 million for fiscal year 2018. The increase was primarily driven by $64.1 million and $47.9 million of spend related to the 2018 Rigid Packaging Restructuring Plan and 2019 Bemis Integration Plan, respectively.

Restructuring and related costs decreased by $103.0 million, or 71.9%, to $40.2 million for fiscal year 2018, from $143.2 million for fiscal year 2017. The decrease was primarily driven by lower spend on the 2016 Flexibles Restructuring Plan in fiscal year 2018 of $14.4 million compared to $135.4 million in fiscal year 2017 as the restructuring program was winding down.

Consolidated Other Income, Net

(in millions)	2019	2018	2017
Other income, net	$186.4	$43.2	$66.8
Other income, net, as a percentage of net sales	2.0%	0.5%	0.7%

Other income, net increased by $143.2 million to $186.4 million for fiscal year 2019, from $43.2 million for fiscal year 2018. The increase was primarily driven by the gain of $159.1 million in relation to the sale of three Amcor medical packaging facilities in the United States ("U.S. Remedy") related to the Bemis acquisition.

Other income, net decreased by $23.6 million, or 35.3%, to $43.2 million for fiscal year 2018, from $66.8 million for fiscal year 2017. The decrease was primarily driven by the non-recurrence in 2018 of a bargain purchase gain and re-measurement gain on purchase of the remaining 50% of Discma AG in the amount of $22.3 million recognized for fiscal year 2017.

Consolidated Interest Income

(in millions)	2019	2018	2017
Interest income	$16.8	$13.1	$12.2
Interest income as a percentage of net sales	0.2%	0.1%	0.1%

Interest income increased by $3.7 million, or 28.2%, to $16.8 million for fiscal year 2019, from $13.1 million for fiscal year 2018. Increase is primarily attributed to an increase in variable interest rates in fiscal year 2019.

Interest income remained relatively stable at $13.1 million for fiscal year 2018, compared to $12.2 million for fiscal year 2017.

Consolidated Interest Expense

(in millions)	2019	2018	2017
Interest expense	$(207.9)	$(210.0)	$(190.9)
Interest expense as a percentage of net sales	(2.2)%	(2.3)%	(2.1)%

Interest expense remained relatively stable at $207.9 million for fiscal year 2019 compared to $210.0 million for fiscal year 2018.

Interest expense increased by $19.1 million, or 10.0%, to $210.0 million for fiscal year 2018, from $190.9 million for fiscal year 2017. The increase was primarily driven by the increase in the average U.S. dollar LIBOR rate on U.S. floating dollar denominated debt.

Consolidated Other Non-Operating Income (Loss), Net

(in millions)	2019	2018	2017
Other non-operating income (loss), net	$3.5	$(74.1)	$(21.6)
Other non-operating income (loss), net, as a percentage of net sales	0.0%	(0.8)%	(0.2)%

Other non-operating income, net increased by $77.6 million, or 104.7%, to $3.5 million for fiscal year 2019, from an other non-operating loss, net of $74.1 million for fiscal year 2018. The increase was primarily driven by the non-recurrence of the unwind of net investment hedge activities not deemed to be effective net investment hedging instruments under U.S. GAAP.

Other non-operating losses, net increased by $52.5 million, or 243.1%, to $74.1 million for fiscal year 2018, from $21.6 million for fiscal year 2017. The increase was primarily driven by the foreign exchange rate movements on external loans not deemed to be effective net investment hedging instruments under U.S. GAAP.

Consolidated Income Tax Expense

(in millions)	2019	2018	2017
Income tax expense	$(171.5)	$(118.8)	$(148.9)
Effective tax rate	28.4%	16.4%	20.8%

Income tax expense increased by $52.7 million, or 44.4%, to $171.5 million for fiscal year 2019, from $118.8 million for fiscal year 2018. Income tax expense for fiscal year 2019 includes an impact from the anti-trust remedies the company had to take for the regulators to approve the merger with Bemis. The increase in the effective tax rate for 2019 largely reflects the non-deductibility of transaction costs that are capital in nature and the taxation of the U.S. Remedy sale.

Presentation of Non-GAAP Information

This Annual Report on Form 10-K refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("EBIT") from continuing operations, adjusted net income and net debt.

This adjusted information should not be construed as an alternative to results determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Amcor's management uses the non-GAAP measures to evaluate operating performance and believes that these non-GAAP measures are useful to enable investors to perform comparisons of current and historical performance of the Company.

A reconciliation of reported net income attributable to Amcor plc to adjusted EBIT from continuing operations and adjusted net income for fiscal years 2019, 2018 and 2017 follows:

	For the years ended June 30,
(in millions)	2019	2018	2017
Net income attributable to Amcor plc, as reported	$430.2	$575.2	$564.0
Add: Net income (loss) attributable to non controlling interests	7.2	11.4	17.0
Less: Income (loss) from discontinued operations, net of tax	(0.7)	—	—
Net income	436.7	586.6	581.0
Add: Income tax expense	171.5	118.8	148.9
Add: Interest expense	207.9	210.0	190.9
Less: Interest income	(16.8)	(13.1)	(12.2)
EBIT from continuing operations	799.3	902.3	908.6
Add: Material restructuring programs (1)	64.1	14.4	135.4
Add: Impairments in equity method investments (2)	14.0	36.5	—
Add: Material acquisition costs and other (3)	143.1	—	—
Add: Amortization of acquired intangible assets from business combinations (4)	31.1	19.3	17.7
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	(1.4)	83.9	(38.0)
Add: Impact of hyperinflation (6)	30.2	—	—
Add: Material impact of pension settlements (7)	—	—	55.5
Less: Net legal settlements (8)	(5.0)	—	—
Adjusted EBIT from continuing operations	1,075.4	1,056.4	1,079.2
Less: Income tax expense	(171.5)	(118.8)	(148.9)
Add: Adjustments to income tax expense (9)	23.2	(32.0)	(34.4)
Less: Interest expense	(207.9)	(210.0)	(190.9)
Add: Interest income	16.8	13.1	12.2
Add: Income (loss) from discontinued operations, net of tax	0.7	—	—
Less: Net (income) loss attributable to non-controlling interests	(7.2)	(11.4)	(17.0)
Adjusted net income	$729.5	$697.3	$700.2

(1)
Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan for fiscal year 2019 and the 2016 Flexibles Restructuring Plan for fiscal years 2017 and 2018. Refer to Note 6, "Restructuring Plans," for more information about the Company's restructuring plans.

(2)
Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG. Refer to Note 7, "Equity Method Investments" for more information about the Company's equity method investments.

(3)
Material acquisition costs and other includes $47.9 million of costs related to the 2019 Bemis Integration Plan, $15.6 million of Bemis acquisition related inventory fair value step-up, $42.5 million of long-lived asset impairments, $133.7 million of Bemis transaction-related costs, partially offset by $96.5 million of gain related to the U.S. Remedy sale net of related and other costs.

(4)	Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from prior acquisitions impacting the periods presented.

(5)
Economic net investment hedging activities not qualifying for hedge accounting includes the exchange rate movements on external loans not deemed to be effective net investment hedging instruments resulting from the Company's conversion to U.S. GAAP from Australian Accounting Standards ("AAS") recognized in other non-operating income (loss), net.

(6)	Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(7)
Material impact of pensions settlements includes the amount of actuarial losses recognized in the consolidated income statement related to the settlement of certain Swiss defined benefit plans in the amount of $55.5 million for the year ended June 30, 2017, not including related tax effects.

(8)	Net legal settlements includes the impact of significant legal settlements after associated costs.

(9)	Net tax impact on items (1) through (8) above.

Reconciliation of Net Debt

A reconciliation of total debt to net debt at June 30, 2019 and 2018 follows:

(in millions)	June 30, 2019	June 30, 2018
Current portion of long-term debt	$5.4	$984.1
Short-term borrowings	788.8	1,173.8
Long-term debt, less current portion	5,309.0	2,690.4
Total debt	6,103.2	4,848.3
Less cash and cash equivalents	601.6	620.8
Net debt	$5,501.6	$4,227.5

Liquidity and Capital Resources

We finance our business primarily through cash flows provided by operating activities, borrowings from banks and proceeds from issuances of debt and equity. We periodically review our capital structure and liquidity position in light of market conditions, expected future cash flows, potential funding requirements for debt refinancing, capital expenditures and acquisitions, the cost of capital, sensitivity analyses reflecting downside scenarios, the impact on our financial metrics and credit ratings, and our ease of access to funding sources. Based on our current cash flow from operating activities and available cash, we believe our cash flows provided by operating activities, together with borrowings available under our credit facilities, will provide sufficient liquidity to fund our operations, capital expenditures and other commitments.

Overview

	Year Ended June 30,
(in millions)	2019	2018	2017	Change 2019 vs. 2018	Change 2018 vs. 2017
Cash flow from operating activities	$776.1	$871.4	908.9	(95.3)	(37.5)
Cash flow from investing activities	10.2	(241.9)	(632.0)	252.1	390.1
Cash flow from financing activities	(764.9)	(542.7)	(223.0)	(222.2)	(319.7)

Cash Flow Overview

Cash Flow from Operating Activities

Net cash inflows provided by operating activities decreased by $95.3 million, or 10.9%, to $776.1 million for fiscal year 2019, from $871.4 million for fiscal year 2018. This decrease was primarily driven by Bemis transaction related costs partially offset by working capital improvements.

Net cash inflows provided by operating activities decreased by $37.5 million, or 4.1%, to $871.4 million for fiscal year 2018. This decrease was primarily due to a cash outflow in working capital of $122.5 million in 2018 compared to a cash outflow of $51.0 million in fiscal year 2017.

Cash Flow from Investing Activities

Net cash inflows provided by investing activities increased by $252.1 million, or 104.2%, to $10.2 million for fiscal year 2019, from net cash outflows used by investing activities of $241.9 million for fiscal year 2018. This increase was from proceeds from sale of affiliated companies and subsidiaries of $216.3 million, which primarily related to the cash proceeds of the U.S. Remedy.

Capital expenditures were $332.2 million for fiscal year 2019, a decrease of $32.8 million compared to $365.0 million for fiscal year 2018. The decrease in capital expenditures was primarily the result of general capital expenditure decreases across both the Flexibles and Rigid Packaging Segments.

Net cash outflows used in investing activities decreased by $390.1 million, or 61.7%, to $241.9 million for fiscal year 2018, from $632.0 million for fiscal year 2017. This decrease was primarily due to a decrease in payments for acquisitions of businesses ($0.0 million in fiscal year 2018 compared to $335.6 million in fiscal year 2017) in addition to higher proceeds from sales of property, plant and equipment and other intangible assets ($137.0 million in fiscal year 2018 compared to $82.9 million in fiscal year 2017).

Capital expenditures were $365.0 million for fiscal year 2018, a decrease of $14.3 million compared to $379.3 million for fiscal year 2017. The decrease in capital expenditures was primarily the result of a decrease in the amount spent on greenfield plants, partially offset by full year impacts of acquisitions in fiscal year 2018 compared to fiscal year 2017, when Sonoco was acquired.

Cash Flow from Financing Activities

Net cash flows used in financing activities increased by $222.2 million, or 40.9%, to $764.9 million for fiscal year 2019 , from $542.7 million for fiscal year 2018. This increase was primarily due the repayment of long-term debt, offset by the proceeds from the issuance of long-term debt.

Net cash flows used in financing activities increased by $319.7 million, or 143.4%, to $542.7 million for fiscal year 2018, from $223.0 million for fiscal year 2017. This increase was primarily due to repayments of long-term debt increasing to $4.7 billion in 2018 compared to $3.7 billion in 2017, net proceeds from borrowings increasing to $4.5 billion in 2018 compared to $4.0 billion in 2017 and dividend payments increasing from $489.1 million in 2017 to $526.8 million in 2018, partially offset by the increase in short-term debt borrowings from $114.0 million in 2017 to $155.4 million in 2018.

Net Debt

We borrow money from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

Short-term debt consists of bank debt with a duration of less than 12 months and bank overdrafts which are classified as current due to the short-term nature of the borrowings, except where we have the ability and intent to refinance and as such extend the debt beyond 12 months. The current portion of the long-term debt consists of debt amounts repayable within a year after the balance sheet date.

Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of June 30, 2019, we are in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

Our net debt as of June 30, 2019 and June 30, 2018 was $5.5 billion and $4.2 billion, respectively, with the change being primarily due to the Bemis acquisition.

Available Financing

As of June 30, 2019, we had undrawn credit facilities available in the amount of $2.7 billion. Our senior facilities are available to fund working capital, growth capital expenditures and refinancing obligations and are provided to us by five separate bank syndicates. As of June 30, 2019, the revolving senior bank debt facilities had an aggregate limit of $5.6 billion, of which $2.9 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facilities mature between fiscal years 2020 and 2024.

Dividend Payments

In fiscal years 2019, 2018 and 2017, we paid $679.7 million, $526.8 million, and $489.1 million, respectively, in dividends.

Credit Rating

Our capital structure and financial practices have earned us investment grade credit ratings from two internationally recognized credit rating agencies. These credit ratings are important to our ability to issue debt at favorable rates of interest, for various tenors and from a diverse range of markets that are highly liquid, including European and U.S. debt capital markets and from global financial institutions.

Share Repurchases

We had cash outflows of $20.2 million, $35.7 million, and $40.2 million for the purchase of our shares in the open market during fiscal years 2019, 2018 and 2017, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of June 30, 2019, 2018 and 2017, we held treasury shares at cost of $16.1 million, $10.7 million and $8.1 million, representing 1.4 million, 0.9 million and 0.7 million shares, respectively.

Contractual Obligations

The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations and certain other commitments as of June 30, 2019. These amounts do not reflect all planned spending under the various categories but rather that portion of spending to which we are contractually committed.

(in millions)	Less than 1 year	Within 1 to 3 years	Within 3 to 5 years	More than 5 years
Short-term debt obligations	$788.8	$—	$—	$—
Long-term debt obligations (1)	5.4	1,904.3	1,966.2	1,429.2
Interest expense on short- and long-term debt, fixed and floating rate (2)	171.7	179.5	117.6	174.1
Operating lease expenditure contracted but not provided for or payable (3)	97.6	168.1	123.2	301.8
Purchase obligations (4)	1,373.6	1,063.8	609.6	6.6
Employee benefit plan obligations	84.9	179.2	181.5	471.0
Total	$2,522.0	$3,494.9	$2,998.1	$2,382.7

(1)
Long-term debt obligations include liabilities maturing in fiscal year 2020 which have been classified as long-term liabilities in accordance with our ability and intent to refinance such obligations on a long-term basis.

(2)
Variable interest rate commitments are based on the current contractual maturity date of the underlying facility, calculated on the existing drawdown as at June 30, 2019, after allowing for increases/(decreases) in projected bank reference rates.

(3)
We lease motor vehicles, property, plant and equipment under operating leases. The leases have varying terms, escalation clauses and renewal rights. Not included in the above commitments are contingent rental payments which may arise as part of the rental increase indexed to the consumer price index or in the event that units produced by certain leased assets exceed a predetermined production capacity.

(4)	Purchase obligations represent contracts or commitments for the purchase of raw materials, utilities, capital equipment and various other goods and services.

Off-Balance Sheet Arrangements

Other than as described under "Contractual Obligations" as of June 30, 2019, we had no significant off-balance sheet contractual obligations or other commitments.

Liquidity Risk and Outlook

Liquidity risk arises from the possibility that we might encounter difficulty in settling our debts or otherwise meeting our obligations related to financial liabilities. We manage our liquidity risk centrally and such management involves maintaining available funding and ensuring that we have access to an adequate amount of committed credit facilities. Due to the dynamic nature of our business, we aim to maintain flexibility within our funding structure through the use of bank overdrafts, bank loans, corporate bonds, unsecured notes, commercial paper and factoring. The following guidelines are used to manage our liquidity risk:

•	Maintaining minimum undrawn committed liquidity of at least $200 million that can be drawn at short notice;

•	regularly performing a comprehensive analysis of all cash inflows and outflows in relation to operational, investing and financing activities;

•	generally using tradable instruments only in highly liquid markets;

•	maintaining a senior credit investment grade rating with a reputable independent rating agency;

•	managing credit risk related to financial assets;

•	monitoring the duration of long-term debt;

•	only investing surplus cash with major financial institutions; and

•	to the extent practicable, spreading the maturity dates of long-term debt facilities.

As of June 30, 2019 and 2018, an aggregate principal amount of $221.3 million and $759.5 million, respectively, was drawn under these commercial paper programs. However, such programs are backstopped by committed bank syndicated loan facilities with maturities in April 2022 ($750.0 million), April 2023 ($1.5 billion) and April 2024 ($1.5 billion), under which we had $2.2 billion in unused capacity remaining as of June 30, 2019.

We expect long-term future funding needs to primarily relate to refinancing and servicing our outstanding financial liabilities maturing as outlined above and to finance our growth capital expenditure and payments for acquisitions that may be completed. We expect to continue to fund our long-term business needs on the same basis as in the past, i.e., partially through the cash flow provided by operating activities available to the business and management of the capital of the business, in particular through issuance of commercial paper and debt securities on a regular basis. We decide on discretionary growth capital expenditures and acquisitions individually based on, among other factors, the return on investment after related financing costs and the payback period of required upfront cash investments in light of our mid-term liquidity planning covering a period of four years post the current financial year. Our long-term access to liquidity depends on both our results of operations and on the availability of funding in domestic and international financial markets.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting estimates used in the preparation of our consolidated financial statements.

•	The calculation of annual pension costs and related assets and liabilities;

•	The valuation of intangible assets and goodwill;

•	The calculation of deferred taxes; and

•	The calculation of equity method investments.

Pension Costs

Approximately 50% of our defined benefits plans are closed to new entrants and future accruals. The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet. A substantial portion of our pension amounts relate to our defined benefit plans in the United States, Germany, Switzerland and the United Kingdom. Net periodic pension cost recorded in fiscal year 2019 was $12.5 million, compared to pension cost of $7.7 million in fiscal year 2018 and $80.2 million in fiscal year 2017. We expect pension expense before the effect of income taxes for fiscal year 2020 to be approximately $6.3 million.

For our sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, mortality rates and other assumptions. We believe that the accounting estimates related to our pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by our actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

The amount by which the fair value of plan assets differs from the projected benefit obligation of a pension plan must be recorded on the Consolidated Balance Sheet as an asset, in the case of an overfunded plan, or as a liability, in the case of an underfunded plan. The gains or losses and prior service costs or credits that arise but are not recognized as components of pension cost are recorded as a component of other comprehensive income. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. The service costs related to defined benefits are included in operating income. The other components of net benefit cost are presented in the consolidated income statements separately from the service cost component and outside operating income.

We review annually the discount rate used to calculate the present value of pension plan liabilities. The discount rate used at each measurement date is set based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indexes, data providers, and rating agencies. In countries where there is no deep market in corporate bonds, we have used a government bond approach to set the discount rate. For Mexico, Poland and Turkey a corporate bond credit spread has been added to the government bond yields. Additionally, the expected long term rate of return on plan assets is derived for each benefit plan by considering the expected future long-term return assumption for each individual asset class. A single long-term return assumption is then derived for each plan based upon the plan's target asset allocation.

Pension Assumptions Sensitivity Analysis

The following chart depicts the sensitivity of estimated fiscal year 2020 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount Rate	Total Increase (Decrease) to Pension Expense from Current Assumption	Rate of Return on Plan Assets	Total Increase (Decrease) to Pension Expense from Current Assumption
	(in millions)		(in millions)
+25 basis points	(0.5)	+25 basis points	(4.0)
2.54 percent (current assumption)	—	4.51 percent (current assumption)	—
-25 basis points	0.8	-25 basis points	4.0

Intangible Assets and Goodwill

The purchase price of each new acquisition is allocated to tangible assets, identifiable intangible assets, liabilities assumed, and goodwill. Determining the portion of the purchase price allocated to identifiable intangible assets and goodwill requires us to make significant estimates. The amount of the purchase price allocated to intangible assets is generally determined by estimating the future cash flows of each asset and asset group and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets. Goodwill is not amortized, but is instead tested annually or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to a reporting unit, which is defined as an operating segment, at the time of each acquisition based on the relative fair value of the reporting unit. We have five reporting units, of which four are included in our Flexible Packaging Reporting Segment. The other Reporting Segment is Rigid Packaging.

Goodwill for our reporting units is reviewed for impairment annually in the fourth quarter of each year. We elected to early adopt the Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment, in fiscal year 2017. As a result of this election, if the carrying value of a reporting unit exceeds its fair value, we would recognize an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit, adjusted for any tax benefits, limited to the amount of the carrying value of goodwill.

Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including undiscounted projected future cash flows. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as a significant decrease in expected net earnings, adverse equity market conditions, and other external events may require more frequent assessments.

Intangible assets consist primarily of purchased customer relationships, technology, trademarks and software and are amortized using the straight-line method over their estimated useful lives, which range from one to 20 years. We review these intangible assets for impairment as changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows and discount rates. These estimates and projections require judgments as to future events, condition, and amounts of future cash flows.

Deferred Taxes

We deal with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The determination of uncertain tax positions is based on an evaluation of whether the weight of available evidence indicates that it is more likely than not that the position taken or expected to be taken in the tax return will be sustained on tax audit, including resolution of related appeals or litigation processes, if any. The recognized tax benefits are measured as the largest benefit of having a more likely than not likelihood of being sustained upon settlement. Significant estimates are required in determining such uncertain tax positions and related income tax expense and benefit. Additionally, we are also required to assess the likelihood of recovering deferred tax assets against future sources of taxable income which might result in the need for a valuation allowance of deferred tax assets, including operating loss, capital loss and tax credit carryforwards if we do not reach the more likely than not threshold based on all available evidence. Significant judgments and estimates, including expected future performance of operations and taxable earnings and the feasibility of tax planning strategies, are required in determining the need for and amount of valuation allowances for deferred tax assets. If actual results differ from these estimates or there are future changes to tax laws or statutory tax rates, we may need to adjust valuation allowances or tax liabilities, which could have a material impact on our consolidated financial position and results of operations.

Equity Accounted Investments

Investments in ordinary shares of companies, in which we believe we exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize our share of earnings or losses of the investee after the date of acquisition and cash dividends paid. The assessment of whether a decline in fair value below the cost basis is other-than-temporary and the amount of such other-than-temporary decline requires significant estimates.

We review our investment in affiliated companies for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. There was a prolonged and significant decline in AMVIG's quoted share price during the year ended June 30, 2019 and 2018. We determined these prolonged declines were other than temporary impairments of our investment in AMVIG. Accordingly, we recorded impairments of $14.0 million and $36.5 million for fiscal years 2019 and 2018, respectively.

New Accounting Pronouncements

Refer to Note 3, "New Accounting Guidance" of the Notes to Consolidated Financial Statements for information about new accounting pronouncements.

Quantitative and Qualitative Disclosures About Market Risk

Overview

Our activities expose us to a variety of market risks and financial risks. Our overall risk management program seeks to minimize potential adverse effects of these risks on its financial performance. From time to time, we enter into various derivative financial instruments such as foreign exchange contracts, commodity fixed price swaps (on behalf of customers) and interest rate swaps to manage these risks. Our hedging activities are conducted on a centralized basis through standard operating procedures and delegated authorities, which provide guidelines for control, counterparty risk and ongoing reporting. These derivative instruments are designed to reduce the economic risk associated with movements in foreign exchange rates, raw material prices and to fixed and variable interest rates, but may not have been designated or qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility. However, we do not trade in derivative financial instruments for speculative purposes. In addition, we may enter into loan agreements in currencies other than the respective legal entity's functional currency to economically hedge foreign exchange risk in net investments in foreign subsidiaries, which do not qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility.

There have been no material changes in the risks described below for the fiscal years 2019 and 2018 related to interest rate risk, foreign exchange risk, raw material and commodity price risk and credit risk.

Interest Rate Risk

Our policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through the use of interest rate swaps. Interest rate swaps are accounted for as fair value hedges so the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense.

A hypothetical but reasonably possible increase of 1% in the floating rate on the relevant interest rate yield curve applicable to both, derivative and non-derivative instruments denominated in U.S. dollars, the currency with the largest interest rate sensitivity, outstanding as of June 30, 2019, would have resulted in an adverse impact on income before income taxes and equity in income (loss) of affiliated companies of $17.0 million for the year ended June 30, 2019.

Foreign Exchange Risk

We operate in over 40 countries across the world.

For the year ended June 30, 2019, a hypothetical but reasonably possible adverse change of 1% in the underlying average foreign currency exchange rate for the Euro would have resulted in an adverse impact on our net sales of $22.9 million.

In fiscal years 2019 and 2018, 36% and 33% of our net sales, respectively, were effectively generated in U.S. dollar functional currency entities. For the same years, 24% and 26% of net sales, respectively, were generated in Euro functional currency entities with the remaining 40% and 41% of net sales, respectively, being generated in entities with functional currencies other than U.S. dollars and Euros. The impact of translating Euro and other non-U.S. dollar net sales and operating expenses into U.S. dollar for reporting purposes will vary depending on the movement of those currencies from period to period.

Raw Material and Commodity Price Risk

The primary raw materials for our products are resins, film, aluminum, and liquids. We have market risk primarily in connection with the pricing of our products and are exposed to commodity price risk from a number of commodities and certain other raw materials and energy price risk.

Changes in prices of our key raw materials and commodities, including resins, film, aluminum, and liquids and other raw materials, may result in a temporary or permanent reduction in income before income taxes and equity in income (loss) of affiliated companies depending on the level of recovery by material type. The level of recovery depends both on the type of material and the market in which we operate. Across our business, we have a number of contract provisions that allow for passing on of raw material price fluctuations to customers within contractually predefined periods.

A hypothetical but reasonably possible 1% increase on average prices for resins, film, aluminum and liquids, not passed on to the customer by way of a price adjustment, would have resulted in an increase in cost of sales and hence an adverse impact on income before income taxes and equity in income (loss) of affiliated companies for fiscal years 2019 and 2018 of $41.4 million and $43.7 million, respectively.

Credit Risk

Credit risk refers to the risk that a counterparty will default on its contractual obligations, resulting in financial loss. We are exposed to credit risk arising from financing activities including deposits with banks and financial institutions, foreign exchange transactions and other financial instruments, as well as from over-the-counter raw material and commodity related derivative instruments.

We manage our credit risk from balances with financial institutions through standard operating procedures, which provide guidelines on setting limits to minimize the concentration of risks and therefore mitigating financial loss through potential counterparty failure and on dealing and settlement procedures. The investment of surplus funds is made only with approved counterparties and within credit limits assigned to each specific counterparty. Financial derivative instruments can only be entered into with high credit quality approved financial institutions with a minimum long-term credit rating of A- or better by Standard & Poor's. As of June 30, 2019 and 2018, we did not have a significant concentration of credit risk in relation to derivatives entered into in accordance with our hedging and risk management activities.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 7A is included in Note 11, "Derivative Instruments," to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is part of Management’s Discussion and Analysis included in Item 7 of this Annual Report on Form 10-K.

Item 8. - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Amcor plc and its subsidiaries (the “Company”) as of June 30, 2019, and the related consolidated statement of income, comprehensive income, cash flows and equity for the year then ended, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers AG
Zürich, Switzerland
September 3, 2019

We have served as the Company's auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor Plc

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Amcor Plc (formerly known as Amcor Limited) and its subsidiaries (the “Company’) as of June 30, 2018, and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of equity, and consolidated statements of cash flows for each of the two years in the period ended June 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers
Melbourne, Australia
December 14, 2018

We served as the Company's auditor from 2008 to 2018.

Amcor plc and Subsidiaries
Consolidated Statement of Income
(in millions, except per share data)

For the years ended June 30,	2019	2018	2017
Net sales	$9,458.2	$9,319.1	$9,101.0
Cost of Sales	(7,659.1)	(7,462.3)	(7,189.2)

Gross profit	1,799.1	1,856.8	1,911.8

Operating expenses:
Selling, general, and administrative expenses	(999.0)	(793.2)	(850.2)
Research and development expenses	(64.0)	(72.7)	(69.1)
Restructuring and related expenses	(130.8)	(40.2)	(143.2)
Other income, net	186.4	43.2	66.8

Operating income	791.7	993.9	916.1

Interest income	16.8	13.1	12.2
Interest expense	(207.9)	(210.0)	(190.9)
Other non-operating income (loss), net	3.5	(74.1)	(21.6)

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	604.1	722.9	715.8

Income tax expense	(171.5)	(118.8)	(148.9)
Equity in income (loss) of affiliated companies, net of tax	4.1	(17.5)	14.1

Income from continuing operations	436.7	586.6	581.0

Income (loss) from discontinued operations, net of tax	0.7	—	—

Net income	$437.4	$586.6	$581.0

Net (income) loss attributable to non-controlling interests	(7.2)	(11.4)	(17.0)

Net income attributable to Amcor plc	$430.2	$575.2	$564.0

Basic earnings per share:
Income from continuing operations	$0.36	$0.50	$0.49
Income from discontinued operations	—	—	—
Net income	$0.36	$0.50	$0.49

Diluted earnings per share:
Income from continuing operations	$0.36	$0.49	$0.48
Income from discontinued operations	—	—	—
Net income	$0.36	$0.49	$0.48

See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statement of Comprehensive Income
(in millions)

For the years ended June 30,	2019	2018	2017
Net income	$437.4	$586.6	$581.0
Other comprehensive income (loss):
Net gains (losses) on cash flow hedges, net of tax (a)	(3.6)	(2.0)	6.5
Foreign currency translation adjustments, net of tax (b)	60.5	43.2	(112.4)
Net investment hedge of foreign operations, net of tax (c)	(11.2)	—	—
Pension, net of tax (d)	(59.0)	27.6	103.4
Other comprehensive income (loss)	(13.3)	68.8	(2.5)
Total comprehensive income	424.1	655.4	578.5
Comprehensive (income) loss attributable to non-controlling interest	(7.8)	(10.6)	(17.0)
Comprehensive income attributable to Amcor plc	$416.3	$644.8	$561.5

(a) Tax (expense) benefit related to cash flow hedges	$1.8	$0.6	$(0.9)
(b) Tax (expense) benefit related to foreign currency translation adjustments	$(2.8)	$(15.3)	$(2.7)
(c) Tax (expense) benefit related to net investment hedge of foreign operations	$5.4	$—	$—
(d) Tax (expense) benefit related to pension adjustments	$13.3	$(6.9)	$(16.3)
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Balance Sheet
(in millions)

As of June 30,	2019	2018
Assets
Current assets:
Cash and cash equivalents	$601.6	$620.8
Trade receivables, net	1,864.3	1,379.0
Inventories	1,953.8	1,358.8
Prepaid expenses and other current assets	374.3	261.7
Assets held for sale	416.1	—
Total current assets	5,210.1	3,620.3
Non-current assets:
Investments in affiliated companies	98.9	116.3
Property, plant and equipment, net	3,975.0	2,698.5
Deferred tax assets	190.9	70.7
Other intangible assets, net	2,306.8	324.8
Goodwill	5,156.0	2,056.6
Employee benefit assets	40.2	52.5
Other non-current assets	187.1	117.8
Total non-current assets	11,954.9	5,437.2
Total assets	$17,165.0	$9,057.5
Liabilities
Current liabilities:
Current portion of long-term debt	$5.4	$984.1
Short-term debt	788.8	1,173.8
Trade payables	2,303.4	1,861.0
Accrued employee costs	378.4	269.3
Other current liabilities	1,044.9	767.0
Liabilities held for sale	20.9	—
Total current liabilities	4,541.8	5,055.2
Long-term debt, less current portion	5,309.0	2,690.4
Deferred tax liabilities	1,011.7	147.5
Employee benefit obligations	386.8	286.3
Other non-current liabilities	241.0	182.7
Total liabilities	11,490.3	8,362.1

Commitments and contingencies (See Note 19)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 and no par value, respectively):
Authorized (9,000.0 and 1,158.1 shares, respectively)
Issued (1,625.9 and 1,157.2 shares, respectively)	16.3	—
Additional paid-in capital	6,007.5	784.4
Retained earnings	323.7	561.4
Accumulated other comprehensive income (loss)	(722.4)	(708.5)
Treasury shares (1.4 and 0.9 shares, respectively)	(16.1)	(10.7)
Total Amcor plc shareholders' equity	5,609.0	626.6
Non-controlling interest	65.7	68.8
Total shareholders' equity	5,674.7	695.4
Total liabilities and shareholders' equity	$17,165.0	$9,057.5
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statement of Cash Flows
(in millions)

For the years ended June 30,	2019	2018	2017
Cash flows from operating activities:
Net income	$437.4	$586.6	$581.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	453.0	357.1	374.2
Net periodic benefit cost	12.5	7.7	80.2
Amortization of debt discount and deferred financing costs	5.8	5.1	5.0
Amortization of deferred gain on sale and leasebacks	(7.0)	(4.4)	(1.9)
Net gain on disposal of property, plant and equipment	(16.0)	(18.2)	(9.8)
Remeasurement gain on purchase of subsidiary	—	—	(18.6)
Gain on disposal of U.S. plants	(159.1)	—	—
Equity in (income) loss of affiliated companies	(4.1)	17.5	(14.1)
Net foreign exchange (gain) loss	(5.1)	85.9	(35.3)
Share-based compensation	18.6	21.0	26.5
Other, net	(77.9)	0.4	(5.1)
Loss on transition to highly inflationary accounting for Argentine subsidiaries	30.2	—	—
Deferred income taxes, net	72.8	(73.5)	(29.1)
Dividends received from affiliated companies	8.3	8.7	6.9
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	(83.7)	0.7	(13.2)
Inventories	3.2	(95.0)	(48.1)
Prepaid expenses and other current assets	(52.0)	(10.0)	(21.4)
Trade payables	120.5	137.0	137.5
Other current liabilities	97.6	(68.2)	(22.3)
Accrued employee costs	(32.4)	(53.9)	(5.1)
Employee benefit obligations	(25.1)	(36.4)	(68.5)
Other, net	(21.4)	3.3	(9.9)
Net cash provided by operating activities	776.1	871.4	908.9
Cash flows from investing activities:
(Issuance)/repayment of loans to/from affiliated companies	(0.5)	(0.7)	—
Investments in affiliated companies	—	(13.2)	—
Business acquisitions, net of cash acquired	41.9	—	(335.6)
Purchase of property, plant and equipment and other intangible assets	(332.2)	(365.0)	(379.3)
Proceeds from sale of affiliated companies and subsidiaries	216.3	—	—
Proceeds from sales of property, plant and equipment and other intangible assets	84.7	137.0	82.9
Net cash (used in) provided by investing activities	10.2	(241.9)	(632.0)
Cash flows from financing activities:
Proceeds from issuance of shares	19.3	28.1	23.8
Settlement of forward contracts	(28.2)	(39.0)	(43.6)
Purchase of treasury shares	(20.2)	(35.7)	(40.2)
Net contribution of non-controlling interest	3.6	(0.1)	(0.6)
Proceeds from issuance of long-term debt	7,418.7	4,538.9	3,959.5
Repayment of long-term debt	(7,855.7)	(4,660.0)	(3,745.1)
Net borrowing/(repayment) of short-term debt	379.2	155.4	114.0
Repayment of lease liabilities	(1.9)	(3.5)	(1.7)
Dividends paid	(679.7)	(526.8)	(489.1)
Net cash used in financing activities	(764.9)	(542.7)	(223.0)

Effect of exchange rates on cash, cash equivalents and restricted cash	1.0	(27.5)	(8.1)
Cash and cash equivalents classified as held for sale assets	(41.6)	—	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(19.2)	59.3	45.8
Cash and cash equivalents balance at beginning of year	620.8	561.5	515.7

Cash and cash equivalents balance at end of year	$601.6	$620.8	$561.5

Interest paid, net of amounts capitalized	$219.8	$209.4	$188.0
Income taxes paid	$147.7	$149.7	$160.2
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statement of Equity
(in millions)

	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interest	Total
Balance as of June 30, 2016	$—	$845.3	$418.7	$(775.6)	$(21.5)	$61.6	$528.5

Net income (loss)			564.0			17.0	581.0
Other comprehensive income (loss)				(2.5)		—	(2.5)
Dividends declared ($0.42 per share)			(480.7)			(8.4)	(489.1)
Options exercised and shares vested		(74.9)			97.2		22.3
Forward contracts entered to purchase own equity to meet share base incentive plans, net of tax		(38.1)					(38.1)
Settlement of forward contracts to purchase own equity to meet share based incentive plans, net of tax		43.6			(43.6)		—
Purchase of treasury shares					(40.2)		(40.2)
Share-based compensation expense		26.5					26.5
Change in non-controlling interest			(0.2)			(0.6)	(0.8)
Balance as of June 30, 2017	—	802.4	501.8	(778.1)	(8.1)	69.6	587.6

Net income (loss)			575.2			11.4	586.6
Other comprehensive income (loss)				69.6		(0.8)	68.8
Dividends declared ($0.45 per share)			(515.6)			(11.3)	(526.9)
Options exercised and shares vested		(48.9)			75.5		26.6
Forward contracts entered to purchase own equity to meet share base incentive plans, net of tax		(26.5)					(26.5)
Settlement of forward contracts to purchase own equity to meet share based incentive plans, net of tax		39.0			(39.0)		—
Purchase of treasury shares					(39.1)		(39.1)
Share-based compensation expense		18.4					18.4
Change in non-controlling interest			—			(0.1)	(0.1)
Balance as of June 30, 2018	—	784.4	561.4	(708.5)	(10.7)	68.8	695.4

Net income (loss)			430.2			7.2	437.4
Other comprehensive income (loss)				(13.9)		0.6	(13.3)
Dividends declared ($0.58 per share)			(666.1)			(13.6)	(679.7)
Options exercised and shares vested		(19.7)			41.5		21.8
Net shares issued	11.6	(11.6)					—
Forward contracts entered to purchase own equity to meet share base incentive plans, net of tax		(11.0)					(11.0)
Settlement of forward contracts to purchase own equity to meet share based incentive plans, net of tax		25.1			(25.1)		—
Purchase of treasury shares					(21.8)		(21.8)
Acquisition of Bemis Company, Inc.	4.7	5,224.9					5,229.6
Share-based compensation expense		15.4					15.4
Change in non-controlling interest			(1.8)			2.7	0.9
Balance as of June 30, 2019	$16.3	$6,007.5	$323.7	$(722.4)	$(16.1)	$65.7	$5,674.7
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Business Description

Amcor plc ("Amcor" or the "Company") is a holding company incorporated under the name Arctic Jersey Limited as a limited company incorporated under the laws of the Bailiwick of Jersey in July, 2018, in order to effect the Company's combination with Bemis Company, Inc. On October 10, 2018, Arctic Jersey Limited was renamed "Amcor plc" and became a public limited company incorporated under the Laws of the Bailiwick of Jersey.

The Company develops and produces a broad range of packaging products including flexible packaging, rigid containers, specialty cartons, and closures.

On June 11, 2019, the Company completed its acquisition of Bemis Company, Inc ("Bemis"). The combination of Amcor and Bemis has created a global packaging leader that employs approximately 50,000 individuals and has 250 manufacturing facilities in more than 40 countries. See Note 4, "Acquisitions," for more information on the Bemis acquisition.

The Company's business activities are organized around two reporting segments, Flexible Packaging and Rigid Packaging. The Company has a globally diverse operating footprint, selling to customers in Europe, North America, Latin America, Africa and the Asia Pacific regions. The Company's sales are widely diversified, with the majority of sales made to the food, beverage, pharmaceutical, medical device, home and personal care, and other consumer goods end markets. All markets are considered to be highly competitive as to price, innovation, quality and service.

Note 2 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Business Combinations: The Company uses the acquisition method of accounting, which requires separate recognition of assets acquired and liabilities assumed from goodwill, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the fair value of any non-controlling interests in the acquiree over the net of the acquisition date fair values of the assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company has the ability to record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated income statement.

Discontinued Operations Presentation: The consolidated financial statements and related notes reflect the three plants in Europe acquired as part of the Bemis acquisition as a discontinued operation (see Note 5, "Discontinued Operations") as the Company agreed to divest of these plants as a condition of approval from the European Commission.

Estimates and Assumptions Required: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Management evaluates these estimates on an ongoing basis and adjusts or revises the estimates as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the results of the periods presented.

Translation of Foreign Currencies: The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries is generally the local currency of such entity. Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the entity’s functional currency are remeasured at the exchange rate as of the balance sheet date to the entity’s functional currency. Foreign currency transaction gains and losses related to short-term and long-term debt are recorded in other non-operating income (loss), net in the consolidated income statements. The Company recorded such foreign currency transaction net gains (losses) of $1.1 million, $(82.7) million and $40.7 million during the years ended June 30, 2019, 2018 and 2017, respectively. All other foreign currency transaction gains and losses are recorded in other income, net in the consolidated income statements. These foreign currency transaction net gains (losses) amounted to $8.9 million, $1.0 million and $1.0 million during the years ended June 30, 2019, 2018 and 2017, respectively.

Upon consolidation, the results of operations of subsidiaries whose functional currency is other than the reporting currency of the Company are translated using average exchange rates in effect during each year. Assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at the exchange rate as of the balance sheet date, while equity balances are translated at historical rates. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

Revenue Recognition: The Company generates revenue by providing its customers with flexible and rigid packaging serving a variety of markets including food, consumer products and healthcare end markets. The Company enters into a variety of agreements with customers, including quality agreements, pricing agreements and master supply agreements which outline the terms under which the Company does business with a specific customer. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement. All revenue recognized in the income statement is considered to be revenue from contracts with customers.

The Company typically satisfies the obligation to provide packaging to customers at a point in time upon shipment when control is transferred to customers. Revenue is recognized net of allowances for returns and customer claims and any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company does not have any material contract assets or contract liabilities. The Company disaggregates revenue based on geography. Disaggregation of revenue is presented in Note 20, "Segments".

Significant Judgments

Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company identified potential performance obligations in its customer master supply agreements and determined that none of them are capable of being distinct as the customer can only benefit from the supplied packaging. Therefore, the Company has concluded that it has one performance obligation to supply packaging to customers.

The Company may provide variable consideration in several forms which are determined through its agreements with customers. The Company can offer prompt payment discounts, sales rebates or other incentive payments to customers. Sales rebates and other incentive payments are typically awarded upon achievement of certain performance metrics, including volume. The Company accounts for variable consideration using the most likely amount method. The Company utilizes forecasted sales data and rebate percentages specific to each customer agreement and updates its judgment of the amounts to which the customer is entitled each period.

The Company enters into long term agreements with certain customers, under which it is obligated to make various up-front payments for which it expects to receive a benefit in excess of the cost over the term of the contract. These up-front payments are deferred and reflected in prepaid expenses and other current assets or other non-current assets on its consolidated balance sheet. Contract incentives are typically recognized as a reduction to revenue over the term of the customer agreement.

Practical Expedients

The Company sells primarily through its direct sales force. Any external sales commissions are expensed when incurred because the amortization period would be one year or less. External sales commission expense is included in selling, general and administrative expense in the consolidated statement of income.

The Company accounts for shipping and handling activities as fulfillment costs. Accordingly, shipping and handling costs are classified as a component of cost of products sold while amounts billed to customers are classified as a component of net sales.

The Company excluded from the measurement of the transaction price all taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from the customer, including sales taxes, value added taxes, excise taxes and use taxes. Accordingly, the tax amounts are not included in net sales.

The Company will not adjust the promised consideration for the time value of money for contracts where the difference between the time of payment and performance is one year or less.

Research and Development: Research and development expenditures are expensed as incurred.

Restructuring Costs: Restructuring costs are recognized when the liability is incurred. The Company calculates severance obligations based on its standard customary practices. Accordingly, the Company records provisions for severance when probable and estimable and the Company has committed to the restructuring plan. In the absence of a standard customary practice or established local practice, liabilities for severance are recognized when incurred. If fixed assets are to be disposed of as a result of the Company’s restructuring efforts, the assets are written off when the Company commits to dispose of them and they are no longer in use. Depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used. Other restructuring costs, including costs to relocate equipment, are generally recorded as the cost is incurred or the service is provided.

Cash and Cash Equivalents: The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include certificates of deposit that can be readily liquidated without penalty at the Company’s option. Cash equivalents are carried at cost which approximates fair market value.

Trade Receivables, Net: Trade accounts receivable, net, are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments. When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts. The Company has an allowance for doubtful accounts of $34.4 million and $16.9 million recorded at June 30, 2019 and 2018, respectively, in trade receivables, net, on the consolidated balance sheet. The current year expense to adjust the allowance for doubtful accounts is recorded within selling, general and administrative expenses in the consolidated statement of income.

The Company enters into factoring arrangements from time to time to sell trade receivables to third-party financial institutions. Sales of receivables are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing ("ASC 860"). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. Agreements that allow the Company to maintain effective control over the transferred receivables and which do not qualify as a true sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within trade receivables, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated income statements within interest expense. As of June 30, 2019, $24.7 million of trade receivables were factored qualifying as a true sale and the associated discount on sale was not significant. Factored receivables not qualifying as a true sale were accounted for as secured borrowings. As of June 30, 2018, none of the factoring arrangements the Company entered into qualified as true sales and thus were accounted for as secured borrowings. As of June 30, 2019 and 2018, amounts factored recorded under trade receivables, net and short-term debt, were $152.7 million and $335.6 million, respectively.

Inventories: Inventories are valued at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value. Inventory values using the FIFO method of accounting approximate replacement cost. Inventories are summarized at June 30, as follows:

(in millions)	2019	2018
Raw materials and supplies	$864.6	$640.8
Work in process	348.9	200.9
Finished goods	832.0	573.0
Less: inventory reserves	(91.7)	(55.9)
Total inventories (1)	$1,953.8	$1,358.8

(1)	Increase primarily attributable to the acquisition of Bemis Company. Refer to Note 4, "Acquisitions," for more information about the Company's acquisition of Bemis.

Property, Plant and Equipment, Net: Property, plant and equipment ("PP&E"), net is carried at cost less accumulated depreciation and impairment and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. Cost of constructed assets includes capitalized interest incurred during the construction period. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.

PP&E is depreciated using the straight-line method over the estimated useful lives of assets or, in the case of leasehold improvements and leased assets, over the period of the lease or useful life of the asset, whichever is shorter, as described below. The Company periodically reviews these estimated useful lives and, when appropriate, changes are made prospectively.

Leasehold land	Over lease term
Land improvements	Shorter of lease term or 20 - 33 years
Buildings	14 - 40 years
Plant and equipment	3 - 25 years
Capital leases	Shorter of lease term or 5 - 25 years

For tax purposes, the Company generally uses accelerated methods of depreciation. The tax effect of the difference between book and tax depreciation has been provided for as deferred income taxes.

Impairment of Long-lived Assets: The Company reviews long-lived assets, primarily PP&E and certain identifiable intangible assets with finite lives, for impairment when facts or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as applicable.

Impairment losses recognized in the consolidated income statement were as follows:

	Years ended June 30,
(in millions)	2019	2018	2017
Selling, general and administrative expenses (SG&A)	$47.7	$0.4	$—
Restructuring related costs	27.4	4.0	22.4
Total impairment losses recognized in the consolidated income statements	$75.1	$4.4	$22.4

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but instead tested annually or whenever events and circumstances indicate an impairment may have occurred during the year. Among the factors that could trigger an impairment review are a reporting unit’s operating results significantly declining relative to its operating plan or historical performance, and competitive pressures and changes in the general markets in which it operates.

All goodwill is assigned to a reporting unit, which is defined as the operating segment, or one level below the operating segment. The Company has 5 reporting units with goodwill that are assessed for potential impairment.

In performing the required impairment tests, the Company has the option to first assess qualitative factors to determine if it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. A quantitative assessment primarily consists of a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. The Company performs its annual impairment analysis in the fourth quarter of each year.

A qualitative impairment analysis was performed on all reporting units for the fiscal year ended 2019, while a quantitative analysis was performed for fiscal years ended 2018 and 2017. The analysis concluded that goodwill was not impaired.

Other Intangible Assets, Net: Contractual or separable intangible assets that have finite useful lives are amortized against income using the straight-line method over their estimated useful lives, with original periods ranging from one to 20 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company tests finite-lived intangible assets for impairment when facts and circumstances indicate carrying value may not be recoverable from their undiscounted cash flows. If impaired, the assets are written down to fair value based on either discounted cash flows or appraised values.

Costs incurred to develop software programs to be used solely to meet the Company's internal needs have been capitalized as computer software within other intangible assets.

Financial Instruments: The Company recognizes all derivative instruments on the balance sheet at fair value. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Derivatives not designated as hedging instruments are adjusted to fair value through income. Depending on the nature of derivatives designated as hedging instruments, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings in the current period.

Note 11, "Derivative Instruments," contains expanded details relating to specific derivative instruments included on the Company’s balance sheet, such as forward foreign currency exchange contracts, currency swap contracts, and interest rate swap arrangements.

Employee Benefit Plans: The Company sponsors various defined contribution plans to which it makes contributions on behalf of employees. The expense under such plans was $39.9 million, $39.8 million and $39.9 million for the years ended June 30, 2019, 2018 and 2017, respectively.

The Company sponsors a number of defined benefit plans that provide benefits to current and former employees. For the company-sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, mortality rates and other assumptions. The Company believes that the accounting estimates related to its pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by the Company’s actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

The Company recognizes the funded status of each defined benefit pension plan in the consolidated balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. The service costs related to defined benefits are included in operating income. The other components of net benefit cost are presented in the consolidated income statements separately from the service cost component and outside operating income.

Equity Method Investments: Investments in ordinary shares of companies, in which the Company believes it exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition and is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. See Note 7 , "Equity Method Investments," for more information regarding the Company's equity method investments.

Share-Based Compensation: Amcor has a variety of equity incentive plans. For employee awards with a service or market condition, compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. For awards with a performance condition, the Company must reassess the probability of vesting at each reporting period and adjust compensation cost based on its probability assessment. The Company also has cash-settled share-based compensation plans which are accounted for as liabilities. Such share-based awards are remeasured to fair value at each reporting period. The Company estimates forfeitures based on employee level, economic conditions, time remaining to vest and historical forfeiture experience.

Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based upon enacted income tax laws and tax rates. Income tax expense or benefit is provided based on earnings reported in the financial statements. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities.

Deferred tax assets, including operating loss, capital loss and tax credit carryforwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. In addition, from time to time, management must assess the need to accrue or disclose uncertain tax positions for proposed adjustments from various tax authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision. See Note 16, "Income Taxes," for more information.

Note 3 - New Accounting Guidance

Recently Adopted Accounting Standards

In May 2017, the FASB issued guidance that provides clarity and reduces diversity in practice, cost and complexity when applying existing accounting guidance for modifications to the terms or conditions of a share-based payment award. The amendments specify that all changes to the terms and conditions of a share-based payment award will require an entity to apply modification accounting, unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The new guidance is to be applied prospectively to awards modified on or after the adoption date. This guidance was effective for the Company on July 1, 2018 and did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued guidance that clarifies the definition of a business by adding a framework to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. In order to be considered a business under the new guidance, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. The guidance was effective for the Company on July 1, 2018. The Company followed the new guidance with respect to its acquisition of Bemis Company, Inc. and will apply the guidance to all future business combinations.

In May 2014, the FASB issued new guidance which supersedes current revenue recognition requirements. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new revenue guidance on July 1, 2018 using the modified retrospective application transition method. The Company elected the practical expedient to apply the new revenue standard to only contracts that were not completed as of July 1, 2018. Adoption did not have an impact on the Company's financial statements, but did significantly impact the Company's disclosures for revenue. Refer to Note 2, "Significant Accounting Policies," for updated revenue disclosures which are required by the new guidance.

Accounting Standards Not Yet Adopted

In February 2018, the FASB issued guidance that requires the Company to disclose a description of the Company’s accounting policy for releasing income tax effects from accumulated other comprehensive income and whether the Company elects to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act (‘‘The Act’’), along with information about other income tax effects that are reclassified. For all entities, the guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. This guidance will be effective for the Company on July 1, 2019. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In August 2017, the FASB issued guidance which simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public business entities, the amendments in ASU 2017-12 are effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This guidance will be effective for the Company on July 1, 2019 using the modified respective approach, with the exception of presentation and disclosure guidance which will be adopted prospectively. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued guidance which requires financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance will be effective for the Company on July 1, 2020 and will be adopted using the modified retrospective approach. The Company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In February 2016, the FASB issued guidance that required lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. Lease classification will determine how to recognize lease-related revenue and expense. The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company has formed a cross-functional project team to implement the new guidance. The project team is working to implement a lease accounting software solution and resolve the vendor's identified software issues. The Company will adopt the guidance on July 1, 2019. Based on our current lease portfolio, adoption of the standard will result in an increase in operating lease assets and liabilities in a range of $600 million to $800 million with an immaterial impact on our Consolidated Statement of Income; however, this estimate is subject to change as we finalize our implementation. In addition, we expect to de-recognize existing deferred gains on sale leasebacks of approximately $75.0 million as a cumulative-effect adjustment to retained earnings as of July 1, 2019.

Note 4 - Acquisitions

Year ended June 30, 2019

Bemis Company, Inc.

On June 11, 2019, the Company completed the acquisition of 100% of the outstanding shares of Bemis Company, Inc ("Bemis"), a global manufacturer of flexible packaging products based in the United States. Pursuant to the Transaction Agreement, dated as of August 6, 2018, each outstanding share of Bemis common stock that was issued and outstanding upon completion of the transaction was converted into the right to receive 5.1 ordinary shares of the Company traded on the NYSE.

The following table summarizes the fair value of consideration exchanged:

Bemis shares outstanding at June 11, 2019 (in millions)	91.7
Share Exchange Ratio	5.1
Price per Share (Based on Amcor’s closing share price on June 11, 2019)	11.18
Total Equity Consideration	5,229.6

The acquisition of Bemis positions the Company as a global leader in consumer packaging with a comprehensive global footprint in flexible packaging and greater scale in key regions of North America, Latin America, Asia Pacific and Europe, along with industry-leading research and development capabilities. The Bemis acquisition contributed $215.4 million in net sales and a $12.4 million net loss, which includes transaction related costs, to the Company's consolidated fiscal year 2019 results.

The acquisition of Bemis was accounted for as a business combination in accordance with ASC 805, "Business Combinations," which required allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The following is a summary of the preliminary allocation of the purchase price:

(in millions)
Cash and cash equivalents	$3.3
Trade receivables	436.4
Inventories	665.1
Prepaid expenses and other current assets	83.8
Assets held for sale	415.6
Property, plant and equipment	1,390.7
Deferred tax assets	35.5
Other intangible assets	2,030.2
Other non-current assets	34.5
Total identifiable assets acquired	5,095.1

Current portion of long-term debt	1.7
Short-term debt	8.6
Trade payables	287.7
Accrued employee costs	158.0
Other current liabilities	275.9
Liabilities held for sale	21.9
Long-term debt, less current portion	1,365.3
Deferred tax liabilities	782.6
Employee benefit obligation	62.6
Other non-current liabilities	38.9
Total liabilities assumed	3,003.2
Net identifiable assets acquired	2,091.9
Goodwill	3,137.7
Net assets acquired	$5,229.6

The following table details the preliminary identifiable intangible assets acquired from Bemis, their fair values and estimated useful lives:

	Fair Value	Weighted-average Estimated Useful Life
	(in millions)	(Years)
Customer relationships	$1,730.0	15
Technology	131.0	7
Other	169.2	8
Total other intangible assets	$2,030.2

The initial purchase price allocation is preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price resulted in $3,137.7 million of goodwill for the Flexibles Segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. As the Company finalizes the valuation of assets acquired and liabilities assumed, it will determine to which reporting units within the Company's segments any changes in goodwill should be recorded.

The fair value measurement of tangible and intangible assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals and market comparables.

Closing of the Bemis acquisition was conditional upon the receipt of regulatory approvals, approval by both Amcor and Bemis shareholders, and satisfaction of other customary conditions. In order to satisfy certain regulatory approvals, the Company was required to divest three of Bemis' medical packaging facilities located in the United Kingdom and Ireland ("EC Remedy") and three Amcor medical packaging facilities in the United States ("U.S. Remedy"). The U.S. Remedy was completed during the fourth quarter of 2019 and the Company received $214.2 million resulting in a gain of $159.1 million which is included in other income, net in the consolidated statement of income. See Note 5, "Discontinued Operations," for more information on the EC Remedy.

The following unaudited pro forma information has been prepared as if the acquisition of Bemis and the sale of the EC Remedy and U.S. Remedy had occurred as of July 1, 2017. The unaudited pro forma information combines the historical results of Amcor and Bemis.

	Years ended June 30,
(in millions)	2019	2018
Net sales	$12,972.4	$13,146.3
Income from continuing operations	$565.5	$535.0

Pro forma adjustments to net sales are as follows:

•	Excludes net sales of the EC Remedy and U.S. Remedy.

Pro forma adjustments to income from continuing operations attributable to Amcor plc are as follows:

•	Excludes income from the EC Remedy which has been accounted for as a discontinued operation and the U.S. Remedy which has been reported in U.S. GAAP income from continuing operations;

•	excludes acquisition related charges;

•	includes preliminary acquisition accounting adjustments, including amortization and depreciation adjustments as a result of the fair value adjustment to property, plant and equipment; and

•
excludes the impact on net income attributable to purchase accounting related inventory effects and sales backlog amortization given these charges do not have a continuing impact on the consolidated results.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the periods presented, nor is it intended to be a projection of future results. For example, the pro forma results do not include the expected synergies from the transactions, nor the related costs to achieve.

Year ended June 30, 2017

Sonoco's Blow Molding Operations

On November 8, 2016, the Company acquired the North American blow molding operations of Sonoco Products Company ("Sonoco"), a global packaging company based in the United States, for the purchase price of $271.7 million in cash.

The Company acquired six production sites in the United States and one in Canada and customer relationships. The acquisition allowed the Company to expand its operations in the personal care and specialty food market.

The acquisition of Sonoco's blow molding operations was accounted for as a business combination in accordance with ASC 805, Business Combinations, which required allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The following is a summary of the final allocation of the purchase price:

(in millions)
Trade receivables	$35.8
Inventories	13.5
Property, plant and equipment	45.7
Deferred tax assets	1.9
Other intangible assets	11.5
Total identifiable assets acquired	108.4

Trade payables	19.4
Other current liabilities	4.4
Deferred tax liabilities	1.9
Other non-current liabilties	4.0
Total liabilities assumed	29.7
Net identifiable assets acquired	78.7
Goodwill	193.0
Net assets acquired	$271.7

The following table details the identifiable intangible assets acquired from Sonoco, their fair values and estimated useful lives:

	Fair Value	Weighted-average Estimated Useful Life
	(in millions)	(Years)
Customer relationships	$11.5	12
Total other intangible assets	$11.5

The allocation of the purchase price resulted in $193.0 million of goodwill for the Rigid Packaging segment, which is not tax deductible. The goodwill on acquisition is primarily attributable to expected synergies available to the consolidated entity upon the integration of the businesses into the Company, as well as benefits derived from the acquired workforce and other intangible assets that cannot be separately recognized.

The fair value measurement of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals and market comparables.

Pro forma results of operations have not been presented because they are not material to the consolidated income statements.

Discma

On June 16, 2017, the Company acquired the remaining 50% ownership interest in Discma AG ("Discma") for a total consideration of $25.1 million, with $10.3 million payable upon close and $14.8 million deferred and contingent on future cash flows. Prior to this acquisition, the fair value of the Company's equity interest in Discma was $22.0 million, resulting in a remeasurement gain of $18.6 million, which was recorded in other income, net in the consolidated income statement for the year ended June 30, 2017. The fair value of the equity interest in Discma was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.

Note 5 - Discontinued Operations

On February 11, 2019, the Company received approval from the European Commission ("EC") for the acquisition of Bemis. A condition of the approval was an agreement to divest three Bemis medical packaging facilities located in the United Kingdom and Ireland ("EC Remedy"). Upon completion of the Bemis acquisition on June 11, 2019, the Company determined that the EC Remedy met the criteria to be classified as a discontinued operation, in accordance with ASC 205-20, "Discontinued Operations."

The sale of the EC Remedy occurred on August 8, 2019. Refer to Note 23, "Subsequent Events," for more information about the EC Remedy that occurred after June 30, 2019. The assets and liabilities of the EC Remedy, which is within the Company's Flexibles Segment, are reflected as held for sale in the consolidated balance sheet at June 30, 2019. Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less costs to sell.

The following table summarizes the results of the EC Remedy, classified as discontinued operations, from the date of the Bemis acquisition:

Year ended June 30,
(in millions)	2019
Net sales	$9.6

Income (loss) from discontinued operations	0.9
Tax expense on discontinued operations	(0.2)
Income (loss) from discontinued operations, net of tax	$0.7

Note 6 - Restructuring Plans

2019 Bemis Integration Plan

In connection with the acquisition of Bemis, the Company initiated restructuring activities in the fourth quarter of 2019 aimed at integrating and optimizing the combined organization. As previously announced, the Company continues to target realizing approximately $180 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings by the end of fiscal year 2022. The total Plan pre-tax cost is estimated at $200 million, with cash payments estimated at $150 million. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

In the fourth quarter of 2019, the Company incurred $47.9 million of pre-tax restructuring expenses in the Flexibles segment related to this Plan, primarily related to employee termination costs. There were no cash payments associated with the plan in fiscal year 2019.

2018 Rigid Packaging Restructuring Plan

On August 21, 2018, the Company announced a restructuring plan in Amcor Rigid Packaging ("2018 Rigid Packaging Restructuring Plan") aimed at reducing structural costs and optimizing the footprint. The Plan includes the closures of manufacturing facilities and headcount reductions to achieve manufacturing footprint optimization and productivity improvements as well as overhead cost reductions.

The Company's total pre-tax restructuring costs are expected to be approximately $95.0 million with the main component being cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $65.0 million of the $95.0 million total costs will result in cash expenditures. Cash payments for fiscal year 2019 were $30.3 million. The Plan is expected to be completed in fiscal year 2020.

2016 Flexibles Restructuring Plan

On June 9, 2016, the Company announced a major initiative ("2016 Flexibles Restructuring Plan") to optimize the cost base and drive earnings growth in the Flexibles segment. This initiative was designed to accelerate the pace of adapting the organization within developed markets through footprint optimization to better align capacity with demand, increase utilization and improve the cost base and streamlining the organization and reducing complexity, particularly in Europe, to enable greater customer focus and speed to market.

As part of the 2016 Flexibles Restructuring Plan, the Company has closed eight manufacturing facilities and reduced headcount at certain facilities. The Company's total pre-tax restructuring costs were approximately $230.8 million, with approximately $166.7 million in employee termination costs, $31.4 million in fixed asset impairment costs and $32.7 million in other costs, which primarily represent the cost to dismantle equipment and terminate existing lease contracts. The Company estimates that approximately $166.2 million of the $230.8 million total costs has resulted in cash expenditures. Cash payments for fiscal year 2019 were $14.4 million. The Plan was substantially completed by the end of fiscal year 2019.

Other Restructuring Plans

The Company entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charge related to these Plans was approximately $18.8 million, $25.8 million and $7.8 million for the years ended June 30, 2019, 2018 and 2017, respectively.

Consolidated Amcor Restructuring Plans

The total costs incurred from the beginning of the Company's restructuring plans are as follows:

(in millions)	2016 Flexibles Restructuring Plan	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan	Other Restructuring Plans (1)	Total Restructuring and Related Expenses
Fiscal year 2016 net charges to earnings	$81.0	$—	$—	$12.0	$93.0
Fiscal year 2017 net charges to earnings	135.4	—	—	7.8	143.2
Fiscal year 2018 net charges to earnings	14.4	—	—	25.8	40.2
Fiscal year 2019 net charges to earnings	—	64.1	47.9	18.8	130.8
Expense incurred to date	$230.8	$64.1	$47.9	$64.4	$407.2

(1)
The Company entered into other individually immaterial restructuring plans. The Company's total incurred restructuring charge for these plans primarily relates to the Flexibles segment. Cash payments for these plans during fiscal year 2019 were $8.2 million.

The 2016 Flexibles Restructuring Plan was substantially completed during the fiscal year 2019.

An analysis of the Company's restructuring plan liability is as follows:

(in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Related Costs
Liability balance at June 30, 2016	$78.1	$—	$3.3	$81.4
Net charges to earnings	86.4	22.4	34.4	143.2
Cash paid	(80.8)	—	(36.1)	(116.9)
Non-cash and other	—	(22.4)	—	(22.4)
Foreign currency translation	2.2	—	—	2.2
Liability balance at June 30, 2017	85.9	—	1.6	87.5
Net charges to earnings	20.5	4.0	15.7	40.2
Cash paid	(74.1)	—	(17.3)	(91.4)
Non-cash and other	—	(4.0)	—	(4.0)
Foreign currency translation	2.8	—	—	2.8
Liability balance at June 30, 2018	35.1	—	—	35.1
Net charges to earnings	83.9	34.1	12.8	130.8
Additions through business acquisition	4.7	—	—	4.7
Cash paid	(48.5)	—	(4.4)	(52.9)
Non-cash and other	(2.0)	(27.4)	—	(29.4)
Foreign currency translation	(0.7)	—	—	(0.7)
Liability balance at June 30, 2019	$72.5	$6.7	$8.4	87.6

The costs related to restructuring activities have been presented on the consolidated income statements as restructuring and related expenses. The accruals related to restructuring activities have been recorded on the consolidated balance sheet under other current liabilities.

Note 7 - Equity Method Investments

Investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, with usually not more than 50% voting interest, and are recorded in the consolidated balance sheets in investments in affiliated companies. Investments in affiliated companies as of June 30, 2019 and 2018 include an interest in AMVIG Holdings Limited ("AMVIG") of 47.6% and other individually immaterial investments.

AMVIG is listed on the Hong Kong Stock Exchange. Its quoted share price as of June 30, 2019 and 2018 was $0.24 (HKD 1.85) and $0.26 (HKD 2.07), respectively. The value of Amcor's investment in AMVIG based on its quoted share price as of June 30, 2019 and 2018 was $104.8 million and $116.3 million, respectively.

During the years ended June 30, 2019, 2018 and 2017 the Company received dividends of $8.2 million (HKD 63.7 million), $8.4 million (HKD 65.9 million) and $6.5 million (HKD 50.4 million), respectively, from AMVIG.

The Company reviews its investment in affiliated companies for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Due to impairment indicators present in each of the years presented, the Company performed an impairment test by comparing the carrying value of its investment in AMVIG to its fair value, which was determined based on AMVIG's quoted share price. The fair value of the investment dropped below its carrying value during fiscal years 2018 and 2019, and therefore the Company recorded an other-than-temporary impairment of $14.0 million and $36.5 million, respectively, to bring the value of its investment to fair value.

Note 8 - Property, Plant and Equipment

The components of property, plant and equipment, net, were as follows:

(in millions)	June 30, 2019	June 30, 2018
Land	$179.2	$150.2
Land improvements	5.1	5.9
Buildings and improvements	1,305.0	848.1
Plant and equipment	5,614.9	4,695.8
Total property owned	7,104.2	5,700.0

Accumulated depreciation	(3,100.3)	(2,983.9)
Accumulated impairment	(28.9)	(17.6)

Total property, plant and equipment, net	$3,975.0	$2,698.5

At June 30, 2019, property, plant and equipment, net, excluded amounts classified as held for sale.

The total cost of property, plant and equipment held under capital lease obligations was $14.9 million and $15.6 million with related accumulated depreciation of $10.9 million and $10.6 million at June 30, 2019 and 2018, respectively.

Depreciation expense amounted to $305.7 million, $320.8 million and $322.5 million for the fiscal year 2019, 2018 and 2017, respectively. Amortization of assets under capital lease obligations is included in depreciation expense.

Note 9 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable segment follow:

(in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2017	$1,084.0	$976.3	$2,060.3
Currency translation	(2.0)	(1.7)	(3.7)
Balance as of June 30, 2018	1,082.0	974.6	2,056.6
Acquisition and acquisition adjustments	3,137.7	—	3,137.7
Disposals	(24.2)	—	(24.2)
Currency translation	(14.7)	0.6	(14.1)
Balance as of June 30, 2019	$4,180.8	$975.2	$5,156.0

The table above does not include goodwill attributable to the Company's discontinued operations of $282.0 million. There is a $4.0 million goodwill accumulated impairment loss in the Rigid Packaging reportable segment.

Other Intangible Assets

The components of intangible assets follows:

	June 30, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$2,053.7	$(144.0)	$1,909.7
Computer software	221.3	(127.0)	94.3
Other (1)	350.6	(47.8)	302.8
Reported balance	$2,625.6	$(318.8)	$2,306.8

	June 30, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$324.3	$(118.1)	$206.2
Computer software	191.3	(116.7)	74.6
Other (1)	53.2	(9.2)	44.0
Reported balance	$568.8	$(244.0)	$324.8

(1)	Other includes $14.2 million and $43.7 million for June 30, 2019 and 2018, respectively, of acquired IP assets not yet being amortized as the related R&D projects have not yet been completed.

Amortization expense for intangible assets during the fiscal year 2019, 2018, and 2017 was $44.0 million, $31.9 million, and $29.3 million, respectively. In conjunction with a business review and the Company's annual review of intangibles, the Company performed a quantitative impairment test for a technology intangible and recognized non-cash impairment charges of $31.1 million in the Company's other segment to reduce the carrying value of the asset to its fair value. The impairment charge was included in selling, general and administrative expenses in the consolidated statement of income.

Estimated future amortization expense for intangible assets follows:

(in millions)	Amortization
2020	$201.0
2021	182.6
2022	180.2
2023	177.3
2024	170.3

Note 10 - Fair Value Measurements

The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt and long-term debt. At June 30, 2019 and 2018, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

Fair value disclosures are classified based on the fair value hierarchy. Level 1 fair value measurements represent exchange-traded securities which are valued at quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Level 2 fair value measurements are determined using input prices that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Level 3 fair value measurements are determined using unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

The fair value of long-term debt with variable interest rates approximates its carrying value. The fair value of the Company's long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles. The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding capital leases) were as follows:

	June 30, 2019		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and capital leases)	$2,955.6	$3,041.3	$2,781.9	$2,841.5

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$—	$—	$—
Forward exchange contracts	—	5.5	—	5.5
Interest rate swaps	—	32.8	—	32.8
Total assets measured at fair value	$—	$38.3	$—	$38.3

Liabilities
Contingent purchase consideration liabilities	$—	$—	$13.6	$13.6
Commodity contracts	—	4.6	—	4.6
Forward exchange contracts	—	9.3	—	9.3
Interest rate swaps	—	—	—	—
Total liabilities measured at fair value	$—	$13.9	$13.6	$27.5

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1.6	$—	$1.6
Forward exchange contracts	—	7.2	—	7.2
Interest rate swaps	—	22.3	—	22.3
Total assets measured at fair value	$—	$31.1	$—	$31.1

Liabilities
Contingent purchase consideration liabilities	$—	$—	$14.6	$14.6
Commodity contracts	—	0.5	—	0.5
Forward exchange contracts	—	6.6	—	6.6
Interest rate swaps	—	1.3	—	1.3
Total liabilities measured at fair value	$—	$8.4	$14.6	$23.0

The fair value of the commodity contracts was determined using a discounted cash flow analysis based on the terms of the contracts and observed market forward prices discounted at a currency-specific rate. Forward exchange contract fair values were determined based on quoted prices for similar assets and liabilities in active markets using inputs such as currency rates and forward points. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates.

The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities.

The following table sets forth a summary of changes in the value of the Company's Level 3 financial liabilities:

	June 30,
(in millions)	2019	2018	2017
Fair value at the beginning of the year	$14.6	$27.6	$36.1
Additions due to acquisitions	—	—	12.6
Changes in fair value of Level 3 liabilities	—	0.8	(2.4)
Payments	(1.0)	(13.0)	(18.6)
Foreign currency translation	—	(0.8)	(0.1)
Fair value at the end of the year	$13.6	$14.6	$27.6

The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the consolidated balance sheets. The change in fair value of the contingent purchase consideration liabilities, which was included in other income, net is due to the passage of time and changes in the probability of achievement used to develop the estimate.

Note 11 - Derivative Instruments

Amcor periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. For hedges that meet the hedge accounting criteria, the Company, at inception, formally designates and documents the instrument as a fair value hedge or a cash flow hedge of a specific underlying exposure. On an ongoing basis, the Company assesses and documents that its hedges have been and are expected to continue to be highly effective.

Interest Rate Risk

The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through the use of interest rate swaps. Fixed-for-floating interest rate swaps are accounted for as fair value hedges so the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense.

As of June 30, 2019 and 2018, the total notional amount of the Company's receive-fixed/pay-variable interest rate swaps was $841.1 million and $586.7 million, respectively.

Foreign Currency Risk

Amcor manufactures and sells its products and finances operations in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The purpose of the Company's foreign currency hedging program is to manage the volatility associated with the changes in exchange rates.

To manage this exchange rate risk, the Company utilizes forward contracts. Contracts that qualify for hedge accounting are designated as cash flow hedges of certain forecasted transactions denominated in foreign currencies. The effective portion of the changes in fair value of these instruments is reported in accumulated other comprehensive income (loss) ("AOCI") and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is immediately recognized in the consolidated income statements. Changes in the fair value of forward contracts that have not been designated as hedging instruments are reported in the accompanying consolidated income statements.

As of June 30, 2019 and 2018, the notional amount of the outstanding forward contracts was $1.0 billion and $1.1 billion, respectively.

The Company also manages its currency exposure related to the net assets of its foreign operations primarily through borrowings denominated in the relevant currency. Foreign currency gains and losses from the remeasurement of external borrowings designated as net investment hedges of a foreign operation are recognized in AOCI, to the extent that the hedge is effective. The ineffective portion is immediately recognized in other non-operating income (loss), net in the unaudited condensed consolidated income statements. When a hedged net investment is disposed of, a percentage of the cumulative amount recognized in AOCI in relation to the hedged net investment is recognized in the consolidated income statements as part of the profit or loss on disposal.

At the beginning of fiscal year 2019, the Company designated non-derivative instruments with a carrying value of $1.4 billion as foreign currency net investment hedges. During the three months ended December 31, 2018, the Company de-designated €850.0 million of its Euro-denominated notes, which were previously designated as a net investment hedge in its European subsidiaries. The portion of the net investment hedge recorded through the point of de-designation is included in AOCI and will be reclassified into earnings only upon the sale or liquidation of the related subsidiaries. In addition, during the three months ended December 31, 2018, the Company settled loans that were denominated in NZD and HKD, of which NZD 95.0 million and HKD 174.6 million, respectively, were previously designated as net investment hedges. The net investment hedges recorded through the point of settlement are included in AOCI and will be reclassified into earnings only upon the sale or liquidation of the related subsidiaries. As of Jun 30, 2019 the carrying value of US commercial paper issued which is designated as a net investment hedge was $67.0 million. The Company did not have any net investment hedges in place as of June 30, 2018 and 2017.

Commodity Risk

Certain raw materials used in Amcor's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility in earnings due to price fluctuations, the Company utilizes fixed price swaps.

Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the consolidated income statements when the forecast transaction is realized.

At June 30, 2019 and 2018, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

	June 30, 2019	June 30, 2018
Commodity	Volume	Volume
Aluminum	29,342 tons	18,239 tons

The following tables provide the location of derivative instruments in the consolidated balance sheet:

		June 30,
(in millions)	Balance Sheet Location	2019	2018
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$—	$1.6
Forward exchange contracts	Other current assets	2.4	0.7
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	2.7	6.5
Total current derivative contracts		5.1	8.8
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	32.8	22.3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current assets	0.4	—
Total non-current derivative contracts		33.2	22.3
Total derivative asset contracts		$38.3	$31.1

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$4.6	$0.5
Forward exchange contracts	Other current liabilities	1.5	1.7
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	7.1	4.9
Total current derivative contracts		13.2	7.1
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	0.3	—
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	—	1.3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current liabilities	0.4	—
Total non-current derivative contracts		0.7	1.3
Total derivative liability contracts		$13.9	$8.4

In addition to the fair value associated with derivative instruments noted in the table above, the Company had a carrying value of $67.0 million and nil associated with non-derivative instruments designated as foreign currency net investment hedges as of June 30, 2019 and 2018, respectively. The designated foreign currency-denominated debt is included in long-term debt in the consolidated balance sheet.

Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the consolidated balance sheets.

The following tables provide the effects of derivative instruments on AOCI and in the consolidated statements of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Years ended June 30,
(in millions)		2019	2018	2017
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(1.6)	$3.2	$2.2
Forward exchange contracts	Net sales	(0.2)	0.1	(2.0)
Forward exchange contracts	Cost of sales	(0.1)	0.1	(0.7)
Total		$(1.9)	$3.4	$(0.5)

	Location of Gain (Loss) Recognized in the Consolidated Income Statements	Gain (Loss) Recognized in Income for Derivatives not Designated as Hedging Instruments
		Years ended June 30,
(in millions)		2019	2018	2017
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$0.8	$1.7	$—
Total		$0.8	$1.7	$—

	Location of Gain (Loss) Recognized in the Consolidated Income Statements	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Years ended June 30,
(in millions)		2019	2018	2017
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$7.4	$(5.8)	$(17.5)
Total		$7.4	$(5.8)	$(17.5)

The changes in AOCI for effective derivatives were as follows:

	Years ended June 30,
(in millions)	2019	2018	2017
Amounts reclassified into earnings
Commodity contracts	$1.6	$(3.2)	$(2.2)
Forward exchange contracts	0.3	(0.2)	2.7
Change in fair value
Commodity contracts	(7.3)	0.7	3.1
Forward exchange contracts	—	0.1	3.8
Tax effect	1.8	0.6	(0.9)
Total	$(3.6)	$(2.0)	$6.5

Note 12 - Pension and Other Post-Retirement Plans

Amcor sponsors both funded and unfunded defined benefit pension plans that include statutory and mandated benefit provision in some countries as well as voluntary plans (generally closed to new joiners). During fiscal year 2019, Amcor maintained 18 statutory and mandated defined benefit arrangements and 55 voluntary defined benefit plans. The principal defined benefit plans are structured as follows:

Country	Number of Funded Plans	Number of Unfunded Plans	Comment
United Kingdom	2	—	Closed to new entrants
Switzerland	1	—	Open to new entrants
France (1)	3	1	One plan is closed to new entrants, two plans are partially indemnified by Rio Tinto Limited
Germany (1)	1	13	13 plans are closed to new entrants, six are partially indemnified by Rio Tinto Limited
Canada	6	1	Closed to new entrants
United States of America	3	2	Unfunded retirement plans are closed to new entrants

(1)	Rio Tinto Limited assumes responsibility for its former employees' retirement entitlements as of February 1, 2010 when Amcor acquired Alcan Packaging from Rio Tinto Limited.

Net periodic benefit cost for benefit plans include the following components:

	Years ended June 30,
(in millions)	2019	2018	2017
Service cost	$14.9	$16.3	$17.9
Interest cost	26.4	27.5	27.4
Expected return on plan assets	(32.7)	(38.4)	(37.7)
Amortization of net loss	3.4	5.2	12.2
Amortization of prior service credit	(1.7)	(2.2)	(2.1)
Curtailment credit	(0.1)	(2.7)	(1.8)
Settlement costs	2.3	2.0	64.3
Net periodic benefit cost	$12.5	$7.7	$80.2

Amounts recognized in the consolidated income statements comprise the following:

	Years ended June 30,
(in millions)	2019	2018	2017
Cost of sales	$10.3	$11.3	$12.1
Selling, general and administrative expenses	4.6	5.0	5.8
Other non-operating (income) loss, net	(2.4)	(8.6)	62.3
Net periodic benefit cost	$12.5	$7.7	$80.2

Changes in benefit obligations and plan assets were as follows:

	June 30,
(in millions)	2019	2018
Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,179.9	$1,291.9
Service cost	14.9	16.3
Interest cost	26.4	27.5
Participant contributions	6.1	6.4
Actuarial loss (gain)	101.5	(65.8)
Plan curtailments	(0.1)	(8.2)
Settlements	(26.9)	(42.7)
Benefits paid	(37.6)	(37.6)
Administrative expenses	(1.8)	(3.0)
Plan amendments	11.0	—
Acquisitions	723.8	—
Foreign currency translation	(12.2)	(4.9)
Balance obligation at the end of the year	$1,985.0	$1,179.9
Accumulated benefit obligation at the end of the year	$1,917.0	$1,125.4

	June 30,
(in millions)	2019	2018
Change in plan assets:
Fair value of plan assets at the beginning of the year	$939.3	$987.2
Actual return on plan assets	65.8	(2.6)
Employer contributions	35.7	36.4
Participant contributions	6.1	6.4
Benefits paid	(37.6)	(37.6)
Settlements	(27.1)	(42.7)
Administrative expenses	(1.8)	(3.0)
Acquisitions	662.2	—
Foreign currency translation	(11.6)	(4.8)
Fair value of plan assets at the end of the year	$1,631.0	$939.3

The following table provides information for defined benefit plans with a projected benefit obligation in excess of plan assets:

	June 30,
(in millions)	2019	2018
Projected benefit obligation	$1,658.5	$894.6
Accumulated benefit obligation	1,590.0	842.0
Fair value of plan asset	1,265.0	601.4

Amounts recognized in the consolidated balance sheets consist of the following:

	June 30,
(in millions)	2019	2018
Employee benefit asset	$1,631.0	$939.3
Employee benefit obligation	(1,985.0)	(1,179.9)
Unfunded status	$(354.0)	$(240.6)

The following table provides information as to how the funded / unfunded status is recognized in the consolidated balance sheets:

	June 30,
(in millions)	2019	2018
Non-current assets - Employee benefit assets	$40.2	$52.5
Current liabilities - Other current liabilities	(7.4)	(6.8)
Non-current liabilities - Employee benefit obligations	(386.8)	(286.3)
Unfunded status	$(354.0)	$(240.6)

The components of other comprehensive (income) loss are as follows:

	Years ended June 30,
(in millions)	2019	2018	2017
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial loss (gain) occurring during the year	$68.4	$(33.1)	$(44.7)
Net prior service loss (gain) occurring during the year	11.1	—	—
Amortization of actuarial loss	(3.4)	(5.2)	(12.2)
Loss (gain) recognized due to settlement/curtailment	(2.2)	0.7	(62.5)
Amortization of prior service credit	1.7	2.2	2.1
Foreign currency translation	(3.3)	0.9	(2.4)
Tax effect	(13.3)	6.9	16.3
Total recognized in other comprehensive (income) loss	$59.0	$(27.6)	$(103.4)

	June 30,
(in millions)	2019	2018	2017
Net prior service credit	$(7.0)	$(19.8)	$(22.6)
Net actuarial loss	209.9	150.3	187.3
Accumulated other comprehensive (income) loss at the end of the year	$202.9	$130.5	$164.7

The estimated net actuarial loss and net prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are a loss of $6.1 million and a credit of $1.6 million, respectively.

Weighted-average assumptions used to determine benefit obligations at year end were:

	June 30,
	2019	2018	2017
Discount rate	2.5%	2.3%	2.1%
Rate of compensation increase	2.1%	1.9%	1.8%

Weighted-average assumptions used to determine net periodic benefit cost at year end were:

	June 30,
	2019	2018	2017
Discount rate	2.3%	2.1%	2.0%
Rate of compensation increase	1.9%	1.8%	1.7%
Expected long-term rate of return on plan assets	3.6%	4.1%	4.3%

Where funded, the Company and, in some countries, the employees make cash contributions into the pension fund. In the case of unfunded plans, the Company is responsible for benefit payments as they fall due. Plan funding requirements are generally determined by local regulation and/or best practice and differ between countries. The local statutory funding positions are not necessarily consistent with the funded status disclosed on the consolidated balance sheets. For any funded plans in deficit (as measured under local country guidelines), the Company agrees with the trustees and plan fiduciaries to undertake suitable funding programs to provide additional contributions over time in accordance with local country requirements. Contributions to the Company's defined benefit pension plans, not including unfunded plans, are expected to be $24.7 million over the next fiscal year.

The following benefit payments for the succeeding five fiscal years and thereafter, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)
2020	$84.9
2021	91.5
2022	87.7
2023	89.4
2024	92.1
2025-2029	471.0

The ERISA Benefit Plan Committee in the United States, the Pension Plan Committee in Switzerland and the Trustees of the pension plans in Canada, Ireland and UK establish investment policies and strategies for the Company's pension plan assets and are required to consult with the Company on changes to their investment policy. In developing the expected long-term rate of return on plan assets at each measurement date, the Company considers the plan assets' historical returns, asset allocations, and the anticipated future economic environment and long-term performance of the asset classes. While appropriate consideration is given to recent and historical investment performance, the assumption represents management's best estimate of the long-term prospective return.

The pension plan assets measured at fair value were as follows:

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$150.1	$137.3	$—	$287.4
Government debt securities	128.6	177.8	—	306.4
Corporate debt securities	69.6	410.7	—	480.3
Real estate	60.7	—	2.3	63.0
Cash and cash equivalents	12.1	31.4	—	43.5
Other	10.7	0.1	439.6	450.4
Total	$431.8	$757.3	$441.9	$1,631.0

	June 30, 2018 (1)
(in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$131.1	$4.3	$—	$135.4
Government debt securities	67.3	162.7	—	230.0
Corporate debt securities	54.8	—	—	54.8
Real estate	52.7	—	2.3	55.0
Cash and cash equivalents	5.0	0.5	—	5.5
Other	16.3	10.4	431.9	458.6
Total	$327.2	$177.9	$434.2	$939.3

(1)	Certain asset categories and classifications for 2018 have been revised to improve comparability and conform with current period presentation.

Equity securities: Valued at the closing prices reported in the active market in which the individual securities are traded.

Government debt securities: Valued using the pricing of similar agency issues, live trading feeds from several vendors and benchmark yield.

Corporate debt securities: Valued using market inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data including market research publications. Inputs may be prioritized differently at certain times based on market conditions.

Real estate: Valued at the closing prices reported in the active market in which the listed real estate funds are traded.

Cash and cash equivalents: Consist of cash on deposit with brokers and short-term money market funds and are shown net of receivables and payables for securities traded at period end but not yet settled. All cash and cash equivalents are stated at cost, which approximates fair value.

Other:

Level 1: Mutual funds.  A daily asset value is available for these assets.

Level 2: Assets held in diversified growth funds, pooled funds, financing funds and derivatives, where the value of the assets are determined by the investment managers or an external valuer based on the probable value of the underlying assets.

Level 3: Indemnified plan assets and a buy-in policy, insurance contacts and pooled funds (equity, credit, macro-orientated, multi-strategy, cash and other). The value of indemnified plan assets and the buy-in policy are determined based on the value of the liabilities that the assets cover. The value of insurance contracts is determined by the insurer based on the value of the insurance policies. The value of the pooled funds is calculated by the investment managers based on the values of the underlying portfolios.

The following table sets forth a summary of changes in the value of the Company's Level 3 assets:

(in millions)
Balance as of June 30, 2018	$434.2
Actual return on plan assets	23.7
Purchases, sales and settlements	(3.8)
Foreign currency translation	(12.2)
Balance as of June 30, 2019	$441.9

Note 13 - Debt

Long-Term Debt

The following table summarizes the carrying value of long-term debt at June 30, 2019 and 2018, respectively:

	June 30,
(in millions)	2019	2018
Bank loans	$2,116.4	$817.2
Commercial paper (1)	221.2	—
U.S. dollar notes due 2028	500.0	500.0
U.S. dollar notes due 2026	600.0	600.0
U.S. dollar notes due 2018 and 2021	275.0	575.0
U.S. dollar notes due 2019, 2021 and 2026 ("Bemis Notes") (1)	1,099.9	—
Euro bonds due 2019 and 2023	341.5	982.2
Euro notes due 2020	113.7	115.6
Other loans	33.1	75.2
Capital lease obligations	4.3	6.5
Interest rate swap adjustment	34.9	21.0
Unamortized discounts and debt issuance costs	(25.6)	(18.2)
Total debt	5,314.4	3,674.5
Less: current portion	(5.4)	(984.1)
Total long-term debt	$5,309.0	$2,690.4

(1)
Commercial paper and the 6.80% Bemis Note due in 2019 have been classified as long-term liabilities at June 30, 2019 in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

At June 30, 2019 and 2018, property, plant and equipment with a carrying value of $4.0 million and $5.0 million, respectively, have been pledged as security for capital lease obligations.

At June 30, 2019 and 2018, land, plant and buildings with a carrying value of $34.0 million and $43.0 million, respectively, have been pledged as security for bank and other loans.

The following table summarizes the contractual maturities of the Company's long-term debt, including current maturities (excluding payments for capital leases) at June 30, 2019 for the succeeding five fiscal years and thereafter:

(in millions)	June 30, 2019
2020	$5.4
2021	123.5
2022 (1)	1,780.8
2023	1,565.3
2024 (2)	400.9
Thereafter	1,429.2

(1)	Commercial paper is classified as maturing in 2022, supported by the 3-year syndicated facility.

(2)	The 6.80% Bemis Note due in 2019 has been classified as maturing in 2024 in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

Bank loans

The Group has entered into syndicated and bilateral multi-currency credit facilities with financial institutions. The facilities' limits, maturities and interest rates are as follows:

	Currency	Facility Limit in Local Currency	Maturity		Interest Rate
(in millions)			2018	2019	2018	2019
364 day syndicated facility	USD	1,050.0	-	April 5, 2020	-	LIBOR + 1.125%
3 year term syndicated facility	USD	750.0	-	April 30, 2022	-	LIBOR + 1.125%
3 year syndicated facility	USD	750.0	-	April 30, 2022	-	LIBOR + 1.25%
4 year syndicated facility	USD	1,500.0	-	April 30, 2023	-	LIBOR + 1.25%
5 year syndicated facility	USD	1,500.0	-	April 30, 2024	-	LIBOR + 1.25%

	June 30, 2019
	Facility Usage		Undrawn Commitments
(in millions)	In Local Currency	In USD	In Local Currency	In USD
364 day syndicated facility	450	$511.6	538.4	$538.4
3 year term syndicated facility	750	750	—	—
3 year syndicated facility (1) (2)	200	200	328.7	328.7
4 year syndicated facility (1)	1,650	1,155.2	344.8	344.8
5 year syndicated facility (1)	—	—	1,500	1,500.0
Secured bank loans	8.9	2.4	58.4	14.3
Total		$2,619.2		$2,726.2

	June 30, 2018
	Facility Usage		Undrawn Commitments
(in millions)	In Local Currency	In USD	In Local Currency	In USD
U.S. syndicated facility	—	$—	388.4	$388.4
European syndicated facility	129.8	150	620.2	716.7
Australian syndicated facility	—	—	167.5	167.5
Australian syndicated facility	590.3	590.3	184.7	184.7
Bilateral credit facility	87.3	64.1	12.7	9.3
Secured bank loans	68.2	12.8	70.4	21.4
Total		$817.2		$1,488.0

(1)	The 3, 4 and 5 year syndicated facilities support the Company's commercial paper borrowings.

(2)	June 30, 2019 commercial paper included in this syndicated facility.

Facility fees of approximately 0.10% to 0.15% are payable on the undrawn commitments.

As a part of the Bemis acquisition, the Company entered into a new single, multi-tranche syndicated facility with a group of counterparty banks to replace legacy syndicated loan agreements that were previously held by Amcor Limited and Bemis Company, Inc. The new funding arrangements provide for $5.6 billion of facilities made up of 3, 4 and 5 year revolver tranches, a 3 year term loan tranche and a 364-day bridge facility.  The agreements include customary terms and conditions for a syndicated facility of this nature and the revolving tranches have two 12-month options available to management to extend the maturity date.

US Dollar Notes due 2028

On May 7, 2018, the Company completed an offering of $500.0 million aggregate principal amount of its Senior Unsecured Notes due 2028 (the "Notes due 2028") in a private offering. The Notes due 2028 mature on May 15, 2028. The Company pays interest at 4.5% per annum, semi-annually in arrears on May 15 and November 15, commencing on November 15, 2018. The Company may redeem some or all the notes at any time at a redemption price equal to the greater of the principal amount and a make-whole amount plus accrued and unpaid interest to the redemption date. On or after February 15, 2028 (three months prior to the maturity date), the Company may redeem any note at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.

US Dollar Notes due 2026

On April 19, 2016, the Company completed an offering of $600.0 million aggregate principal amount of its Senior Unsecured Notes due 2026 (the "Notes due 2026") in a private offering. The Notes due 2026 mature on April 28, 2026. The Company pays interest at 3.625% per annum, semi-annually in arrears on April 28 and October 28, commencing on October 28, 2016. The Company may redeem some or all the notes at any time at a redemption price equal to the greater of 100% of the principal amount and the sum of present value of the principal amount of the notes to be redeemed and the present value of the remaining scheduled payments of interest as determined by a quotation agent. On or after January 28, 2026 (three months prior to the maturity date), the redemption price will equal 100% of the principal amount plus accrued and unpaid interest to the redemption date.

US Dollar Notes due 2016, 2018 and 2021

On December 15, 2009, the Company completed an offering of $850.0 million aggregate principal amount of its Senior Unsecured Notes with bullet maturities of December 15, 2016 ($275.0 million), December 15, 2018 ($300.0 million) and December 15, 2021 ($275.0 million). The Company pays interest at 5.38%, 5.69% and 5.95% per annum respectively, semi-annually in arrears on June 15 and December 15, commencing on June 15, 2010. In December 2016 and December 2018, $275.0 million and $300.0 million, respectively, of aggregate principal amount was fully repaid. The Company may, at its option, redeem all, or from time to time any part of, the notes, in an amount not less than 5.0% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the applicable make-whole amounts determined for the prepayment date with respect to such principal amount.

US Dollar Notes due 2019, 2021 and 2026 ("Bemis Notes")

On June 11, 2019, the Company completed its acquisition of Bemis and assumed its Senior Unsecured Notes ("the "Bemis Notes"). The Bemis Notes were issued on July 27, 2009, October 4, 2011 and September 15, 2016 and have an aggregate principal amount of $400.0 million, $399.9 million and $300.0 million and mature on August 1, 2019, October 15, 2021 and September 15, 2026. The Company pays interest at 6.80%, 4.50% and 3.10% per annum, semi-annually in arrears, on the Bemis Notes maturing in 2019, 2021 and 2026, respectively.

Euro Bonds due 2019 and 2023

On March 16, 2011, the Company issued €550.0 million of unsecured Eurobond market borrowings with maturity April 16, 2019. The Company paid interest at 4.625% per annum, annually in arrears, commencing on April 16, 2012. In April 2019, the Company fully repaid the €550.0 million of unsecured Eurobond market borrowings. On March 22, 2013, the Company issued €300.0 million of unsecured Eurobond market borrowings with maturity March 22, 2023. The Company pays interest at 2.75% per annum, annually in arrears, commencing on March 22, 2014. A noteholder has the option to require the Company to redeem or, at the Company's option, purchase any notes held by it on the change of control put date (as defined in the agreement and conditional upon a credit rating downgrade to sub-investment grade) at the optional redemption amount together with interest accrued to (but excluding) the change of control put date.

Euro Notes due 2020

On September 1, 2010, the Company completed an offering of €150.0 million (of which €100.0 million were outstanding as of June 30, 2019 and 2018, respectively) aggregate principal amount of its Senior Unsecured Notes due 2020 (the "Notes due 2020") in a private offering. The Notes due 2020 mature on September 1, 2020. The Company pays interest on the Notes due 2020 at 5.0% per annum, semi-annually in arrears on March 1 and September 1, commencing on March 1, 2011. The Company may, at its option, redeem all, or from time to time any part of, the notes, in an amount not less than 5.0% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the applicable make-whole amounts determined for the prepayment date with respect to such principal amount.

On June 13, 2019, pursuant to terms and conditions of the offering memorandum and consent solicitation statement, dated as of May 8, 2019 , Amcor Finance (USA), Inc. and Bemis Company, Inc. settled the exchange of various Senior and Guaranteed Senior Notes for new Guaranteed Senior Notes issued by the Issuers.

Consent was received from Note holders who tendered approximately 91.7% of Notes across five notes (US Dollar Notes due 2026 and 2028, and the Bemis Notes due 2019, 2021 and 2026). In return for the debt exchange, certain indenture terms and conditions were amended and/or removed relating to Bemis Company, Inc.

All the notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain existing subsidiaries that guarantee its other indebtedness.

The Company is required to satisfy certain financial covenants pursuant to its bank loans and notes, which are tested as of the last day of each quarterly and annual financial period, including: a) a leverage ratio, which is calculated as total net debt divided by Adjusted EBITDA and b) an interest coverage ratio, which is calculated as Adjusted EBITDA divided by net interest expense, as defined in the related debt agreements. As of June 30, 2019 and 2018, the Company was in compliance with all debt covenants.

Short-Term Debt

Short-term debt, which primarily consists of bank loans and bank overdrafts, is generally used to fund working capital requirements.

The following table summarizes the carrying value of short-term debt at June 30, 2019 and 2018, respectively.

	June 30,
(in millions)	2019	2018
Commercial paper, USD	$—	$361.6
Commercial paper, AUD	—	397.9
Bank loans	533.6	—
Secured borrowings	152.7	335.6
Bank overdrafts	102.5	78.7
Total short-term debt	$788.8	$1,173.8

The Company has classified commercial paper as long-term at June 30, 2019 in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

As of June 30, 2019, the Company paid a weighted-average interest rate of 1.61% per annum, payable at maturity. As of June 30, 2018, the Company paid a weighted-average interest rate of 2.38% per annum, payable at maturity.

The Company enters into factoring arrangements from time to time to sell trade receivables to third-party financial institutions. Agreements that do not qualify as true sales, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within short-term debt.

Note 14 - Leases

The Company leases vehicles, and property, plant and equipment under operating leases. Certain leases contain escalation clauses, renewal options and contingent payments. Contingent rental payments primarily relate to changes in a consumer price index or production in excess of a specified capacity.

Minimum future obligations on leases in effect at June 30, 2019 for the succeeding five fiscal years and thereafter were:

(in millions)	Amortization
2020	$97.6
2021	90.4
2022	77.7
2023	67.3
2024	55.9
Thereafter	301.8
Total minimum lease obligations	$690.7

Total rent expense under operating leases was approximately $106.2 million, $109.3 million and $101.5 million for fiscal year 2019, 2018 and 2017, respectively.

Sale-Leaseback Transactions

The Company entered into two sale-leaseback transactions during fiscal year 2019 and four sale-leaseback transactions during each of the fiscal years 2018 and 2017.

The transactions for fiscal year 2019 related to the sale and leaseback of land and buildings in China and Switzerland for periods of 3 and 15 years, respectively. The transactions for fiscal year 2018 related primarily to land and buildings in the United States for periods ranging from 6 to 20 years. The transactions for fiscal year 2017 related to the sale and leaseback of land and buildings in the United States and United Kingdom for periods ranging from 7 to 20 years. Deferred gains of approximately $75 million as of June 30, 2019 will be de-recognized and reflected as a cumulative-effect adjustment to retained earnings as of July 1, 2019 as part of the adoption of new leasing guidance, refer to Note 3, "New Accounting Guidance."

Note 15 - Shareholders' Equity

The changes in ordinary and treasury shares during fiscal year 2019, 2018 and 2017 were as follows:

	Ordinary Shares		Treasury Shares
(shares and dollars in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2016	1,158.1	$—	2.4	$(21.5)
Options exercised and shares vested	—	—	(8.6)	97.2
Settlement of forward contracts to purchase own equity to meet share base incentive plans, net of tax	—	—	3.6	(43.6)
Purchase of treasury shares	—	—	3.3	(40.2)
Balance as of June 30, 2017	1,158.1	—	0.7	(8.1)
Options exercised and shares vested	—	—	(6.0)	75.5
Settlement of forward contracts to purchase own equity to meet share base incentive plans, net of tax	—	—	3.0	(39.0)
Purchase of treasury shares	—	—	3.2	(39.1)
Balance as of June 30, 2018	1,158.1	—	0.9	(10.7)
Net shares issued	—	11.6	—	—
Options exercised and shares vested	—	—	(4.0)	41.5
Settlement of forward contracts to purchase own equity to meet share base incentive plans, net of tax	—	—	2.5	(25.1)
Purchase of treasury shares	—	—	2.0	(21.8)
Acquisition of Bemis Company, Inc.	467.8	4.7	—	—
Balance as of June 30, 2019	1,625.9	$16.3	1.4	$(16.1)

The changes in the components of accumulated other comprehensive income (loss) during the years ended June 30, 2019, 2018 and 2017 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Income (Loss)
(in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2016	$(600.9)	$—	$(161.6)	$(13.1)	$(775.6)
Other comprehensive income (loss) before reclassifications	(112.4)	—	41.1	6.0	(65.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	62.3	0.5	62.8
Net current period other comprehensive income (loss)	(112.4)	—	103.4	6.5	(2.5)
Balance as of June 30, 2017	(713.3)	—	(58.2)	(6.6)	(778.1)
Other comprehensive income (loss) before reclassifications	44.0	—	25.8	1.4	71.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.8	(3.4)	(1.6)
Net current period other comprehensive income (loss)	44.0	—	27.6	(2.0)	69.6
Balance as of June 30, 2018	(669.3)	—	(30.6)	(8.6)	(708.5)
Other comprehensive income (loss) before reclassifications	59.9	(11.2)	(62.0)	(5.4)	(18.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3.0	1.8	4.8
Net current period other comprehensive income (loss)	59.9	(11.2)	(59.0)	(3.6)	(13.9)
Balance as of June 30, 2019	$(609.4)	$(11.2)	$(89.6)	$(12.2)	$(722.4)

The following tables provide details of amounts reclassified from Accumulated other comprehensive income (loss):

	For the years ended June 30,
(in millions)	2019	2018	2017
Amortization of pension:
Amortization of prior service credit	$(1.7)	$(2.2)	$(2.1)
Amortization of actuarial loss	3.4	5.2	12.2
Effect of pension settlement/curtailment	2.2	(0.7)	62.5
Total before tax effect	3.9	2.3	72.6
Tax benefit on amounts reclassified into earnings	(0.9)	(0.5)	(10.3)
Total net of tax	3.0	1.8	62.3

Gains (losses) on cash flow hedges:
Commodity contracts	1.6	(3.2)	(2.2)
Forward exchange contracts	0.2	(0.2)	2.7
Total before tax effect	1.8	(3.4)	0.5
Tax benefit on amounts reclassified into earnings	—	—	—
Total net of tax	1.8	(3.4)	0.5

Total reclassifications for the period, net of tax	$4.8	$(1.6)	$62.8

Forward contracts to purchase own shares

The Company's employee share plans require the delivery of shares to employees in the future when rights vest or options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments. This exposes the Company to market price risk.

To manage the market price risk, the Company has entered into forward contracts for the purchase of its ordinary shares.

As of June 30, 2019, the Company has entered into forward contracts that mature in June 2020 to purchase 1.0 million shares at a price of $11.00. As of June 30, 2018, the Company had entered into forward contracts that matured in May 2019 and resulted in the purchase of 2.5 million shares at a price of AUD 13.80.

The forward contracts to purchase the Company's own shares are classified as a liability. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts at each reporting period was determined based on the present value of the cost required to settle the contract.

Note 16 - Income Taxes

Amcor plc is a tax resident of the United Kingdom of Great Britain and Northern Ireland. The ultimate parent of the Company at June 30, 2018 and 2017 was Amcor Limited, which was a tax resident in Australia.

The components of income before income taxes and equity in income (loss) of affiliated companies were as follows:

	Years ended June 30,
(in millions)	2019	2018	2017
Domestic	31.7	$(206.6)	$(26.0)
Foreign	572.4	929.5	741.8
Total income before income taxes and equity in income (loss) of affiliated companies	$604.1	$722.9	$715.8

Income tax expense consisted of the following:

	Years ended June 30,
(in millions)	2019	2018	2017
Current tax
Domestic	7.2	$0.2	$0.2
Foreign	91.5	192.1	177.8
Total current tax	98.7	192.3	178.0
Deferred tax
Domestic	(3.2)	(21.3)	8.5
Foreign	76.0	(52.2)	(37.6)
Total deferred tax	72.8	(73.5)	(29.1)
Income tax expense	$171.5	$118.8	$148.9

The following is a reconciliation of income tax computed at the UK statutory tax rate of 19% for fiscal year 2019 and 30% for fiscal years 2018 and 2017, to income tax expense.

	Years ended June 30,
(in millions)	2019	2018	2017
Income tax expense at statutory rate	$114.8	$216.9	$214.7
Foreign tax rate differential	59.5	(40.8)	(69.9)
Tax-exempt income	—	5.7	2.6
Non-deductible expenses	5.6	(7.7)	(12.1)
Tax law changes	(2.3)	(52.9)	0.7
Change in valuation allowance	(5.9)	5.3	12.0
Other	(0.2)	(7.7)	0.9
Income tax expense	$171.5	$118.8	$148.9

For fiscal year 2019, the Company's effective tax rate for the year was higher than its UK statutory tax rate primarily due to pretax income being earned in jurisdictions outside of the UK where the applicable tax rates are higher than the UK statutory tax rate. Amcor operates in over forty different jurisdictions with a wide range of statutory tax rates. The tax expense from operating in non-UK jurisdictions in excess of the UK statutory tax rate is included in the line "Foreign tax rate differential" in the above tax rate reconciliation table. For fiscal year 2019, the Company's effective tax rate was 28.4% as compared to the prior year effective tax rates of 16.4% and 20.8% for fiscal years 2018 and 2017, respectively. For changes in the tax law, refer to the below section titled "The Act."

Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(in millions)	2019	2018
Deferred tax assets
Trade receivables	$—	$4.5
Inventories	6.3	5.9
Accrued employee benefits	103.1	66.6
Derivatives	—	17.7
Provisions	14.1	—
Net operating loss carryforwards	275.0	246.4
Tax credit carryforwards	49.9	48.6
Accruals and other	122.7	75.9
Total deferred tax assets	571.1	465.6
Valuation allowance	(290.9)	(270.5)
Net deferred tax assets	280.2	195.1
Deferred tax liabilities
Property, plant and equipment	(329.2)	(184.3)
Other intangible assets	(638.5)	(63.4)
Trade receivables	(6.7)	—
Derivatives	(20.4)	—
Undistributed foreign earnings	(106.2)	(24.2)
Total deferred tax liabilities	(1,101.0)	(271.9)
Net deferred tax liability	(820.8)	(76.8)
Deferred tax assets	190.9	70.7
Deferred tax liabilities	(1,011.7)	(147.5)
Net deferred tax liability	$(820.8)	$(76.8)

The Company maintains a valuation allowance on net operating losses and other deferred tax assets in jurisdictions for which it does not believe it is more-likely-than-not to realize those deferred tax assets based upon all available positive and negative evidence, including historical operating performance, carryback periods, reversal of taxable temporary differences, tax planning strategies and earnings expectations. The Company's valuation allowance increased by $20.4 million, increased by $5.3 million and decreased by $12.0 million for fiscal year 2019, 2018 and 2017, respectively. The increase of the Company’s valuation allowance for the year ended June 30, 2019 is attributed mainly to the valuation allowance taken over from Bemis of $33.7 million partially offset by net release of valuation allowance of $5.9 million and foreign exchange rate revaluation of $7.4 million.

As of June 30, 2019, the Company has UK net operating losses (tax effected) and tax credits of approximately $4.3 million that do not expire. The Company has non-UK net operating losses (tax effected) and other tax attribute carryforwards of $320.6 million, the majority of which do not expire. The Company recorded valuation allowances against deferred tax assets associated with these net operating losses and tax credits. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.

Amcor considers the following factors, among others, in evaluating its plans for indefinite reinvestment of its subsidiaries' earnings: (i) the forecasts, budgets and financial requirements of the Company and its subsidiaries, both for the long term and for the short term; and (ii) the tax consequences of any decision to reinvest earnings of any subsidiary. The Company has not provided deferred taxes on approximately $628.0 million of earnings in certain foreign subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable. A cumulative deferred tax liability of $106.2 million has been recorded attributable to undistributed earnings that the Company has deemed are no longer indefinitely reinvested. This also includes the tax liability that the Company estimates will be due upon the divestitures required by the national regulators to approve the merger with

Bemis. The remaining undistributed earnings of the Company's subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there is no provision for income or withholding taxes on these earnings.

The Company accounts for its uncertain tax positions in accordance with ASC 740, "Income Taxes." At June 30, 2019 and 2018, unrecognized tax benefits totaled $102.6 million and $74.5 million, respectively, all of which would favorably impact the effective tax rate if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended June 30, 2019, 2018 and 2017, the Company accrued $13.8 million, $2.9 million, and $4.6 million of interest and penalties related to these uncertain tax positions, respectively. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years presented is as follows:

	June 30,
(in millions)	2019	2018	2017
Balance at the beginning of the year	$74.5	$65.1	$56.5
Additions based on tax positions related to the current year	12.5	6.6	1.4
Additions for tax positions of prior years	8.2	8.9	8.8
Reductions for tax positions from prior years	(3.7)	(5.3)	—
Reductions for settlements	(5.8)	—	—
Reductions due to lapse of statute of limitations	(12.8)	(0.8)	(1.6)
Additions related to acquisitions	29.7	—	—
Balance at the end of the year	$102.6	$74.5	$65.1

The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. The years 2015 through 2017 remain open for examination by the United States Internal Revenue Service ("IRS"), the year 2018 remains open for examination by Her Majesty’s Revenue & Customs ("HMRC") and the years 2011-2018 are currently subject to audit or remain open for examination in various US states and non-US tax jurisdictions.

The Company believes that its income tax reserves are adequately maintained taking into consideration both the technical merits of its tax return positions and ongoing developments in its income tax audits. However, the final determination of the Company's tax return positions, if audited, is uncertain and therefore there is a possibility that final resolution of these matters could have a material impact on the Company's results of operations or cash flows.

U.S. Tax Cuts and Jobs Act ("The Act")

On December 22, 2017, The Act was signed into law. This legislation includes significant changes in U.S. tax law, including a reduction in the corporate tax rates and the creation of a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S.-held foreign subsidiaries. The legislation reduced the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate.

Note 17 - Share-based Compensation

The Company's equity incentive plans include grants of share options, restricted shares/ units, performance shares, performance rights and share rights to directors, officers and employees. In certain countries and in selected cases, cash equivalent awards are provided in the event that the issuance of equity awards is not compliant with local legislation and tax laws.

Cash-Settled Awards

Cash-settled awards may be granted to directors, officers and employees of the Company in lieu of, or in addition to, participation in other programs.

Such awards are accounted for as liabilities and are remeasured to fair value at each balance sheet date.

Liabilities for cash-settled share-based compensation are as follows:

	June 30,
(in millions)	2019	2018
Total carrying amount of liabilities for cash settled arrangements	$2.7	$4.1

During fiscal years 2019, 2018 and 2017, the Company paid $2.3 million, $1.6 million and $3.9 million in cash, respectively, to settle these plans.

Equity-Settled Awards

Share Options

There were no share options granted in fiscal year 2019 as they were deferred due to the transaction with Bemis. In fiscal year 2018, share options were granted to officers and employees. The exercise price for shares options was set at the time of grant.

The requisite service period for outstanding share options in fiscal year 2019 ranges from three to four years. The awards are also subject to performance and market conditions. At vesting, share options can be exercised and converted to ordinary shares on a one-for-one basis, subject to payment of the exercise price. The maximum contractual term of the share options in fiscal year 2019 ranges from six to seven years from the grant date.

The fair value of the share options granted in fiscal year 2018 was estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table to produce a Monte Carlo simulation.

The fair value of share options granted was estimated using the following assumptions:

	June 30,
	2019	2018
Expected dividend yield (%) (1)	N/A	3.7%
Expected share price volatility (%) (2)	N/A	21.0%
Risk-free interest rate (%) (3)	N/A	2.1%
Expected life of options (in years) (4)	N/A	4.0

(1)	Determined assuming no change in dividend payout during the expected term of the option.

(2)	Determined based on the observed historical volatility for the Company's ordinary share price.

(3)	Determined based on the yields on Australian Government Bonds in effect at the time of grant with maturities approximately equal to the share options' expected term.

(4)	Determined considering the options' contractual terms, historical exercise and post-vesting termination patterns.

The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment.

Changes in outstanding share options for the year were as follows:

	Share Options	Weighted-average Exercise Price	Weighted-average Contractual Life
	(in millions)		(in years)
Share options outstanding at June 30, 2018	14.4	$10.2	5.9
Granted	—	N/A	N/A
Exercised	(2.5)	7.0	2.2
Forfeited	(1.1)	10.7	3.8
Share options outstanding at June 30, 2019	10.8	10.3	3.6
Vested and exercisable at June 30, 2019	1.5	$6.9	2.1

The aggregate intrinsic value (difference in exercise price and closing price at that date) for all share options outstanding at June 30, 2019 was $12.6 million. The aggregate intrinsic value for share options vested and exercisable at June 30, 2019 was $6.8 million. The Company received $19.3 million, $28.1 million and $23.8 million and realized a tax benefit of $5.5 million, $12.3 million and $22.8 million on the exercise of stock options during the years ended June 30, 2019, 2018 and 2017, respectively. During the years ended June 30, 2019, 2018 and 2017, the intrinsic value associated with the exercise of share options was $8.3 million, $20.6 million and $37.0 million, respectively.

The weighted average grant date fair value of share options granted and the fair value of share options vested was as follows:

	Years ended June 30,
	2019	2018	2017
Weighted average grant date fair value of share options granted	N/A	$1.1	$1.2
Fair value of share options vested (in millions)	$3.8	$5.3	$3.8

Restricted Shares

Restricted shares/ units may be granted to directors, officers and employees of the Company and vest on terms as described in the award. The restrictions prevent the participant from disposing of the restricted shares/ units during the vesting period.

The fair value of restricted shares/units is determined based on the closing price of the Company's shares on the grant date. Changes in the restricted shares/units for the year were as follows:

	Restricted Shares/Units	Weighted-average Grant Date Fair Value
	(in millions)
Nonvested restricted shares/units at June 30, 2018	0.6	$11.5
Granted	—	N/A
Vested	—	N/A
Forfeited	(0.1)	11.7
Nonvested restricted shares/units at June 30, 2019	0.5	$11.4

The weighted average grant date fair value of restricted shares granted and the fair value of restricted shares vested was as follows:

	Years ended June 30,
	2019	2018	2017
Weighted average grant date fair value of restricted shares granted	N/A	$11.5	$11.6
Fair value of restricted shares/units vested (in millions)	$0.2	$1.8	$1.3

Performance Rights and Performance Shares

There were no performance rights or performance shares (awarded to U.S. participants in place of performance rights) granted in fiscal year 2019 as they were deferred due to the transaction with Bemis. In fiscal year 2018, performance rights or performance shares were granted to officers and employees.

The requisite service period for outstanding performance rights or performance shares in fiscal year 2019 ranges from three to four years. The awards are also subject to performance and market conditions. At vesting, performance rights can be exercised and converted to ordinary shares on a one-for-one basis. Performance shares vest automatically and convert to ordinary shares on a one-for-one basis. There is no amount payable by the participant.

The fair value of the performance rights and performance shares granted in fiscal year 2018 was estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table to produce a Monte Carlo simulation. The fair value of the performance rights and performance shares was estimated using the following assumptions:

	June 30,
	2019	2018
Expected dividend yield (%) (1)	N/A	3.7%
Expected share price volatility (%) (2)	N/A	21.0%
Risk-free interest rate (%) (3)	N/A	2.1%

(1)	Determined assuming no change in dividend payout during the expected term of the performance rights/performance shares.

(2)	Determined based on the observed historical volatility for the Company's ordinary share price.

(3)	Determined based on the yields on Australian Government Bonds in effect at the time of grant with maturities approximately equal to the performance rights/performance shares expected term.

	Performance Rights/Performance Shares	Weighted-Average Grant Date Fair Value
	(in millions)
Nonvested performance rights/performance shares at June 30, 2018	2.8	$6.2
Granted	—	N/A
Exercised	—	N/A
Forfeited	(1.1)	5.6
Nonvested performance rights/performance shares at June 30, 2019	1.7	$6.3

The weighted average grant date fair value of performance rights and performance shares granted and the fair value of performance rights/ performance shares’ vested was as follows:

	Years ended June 30,
	2019	2018	2017
Weighted average grant date fair value of performance rights/performance shares granted	N/A	$6.3	$7.1
Fair value of performance rights/performance shares vested (in millions)	$0.1	$0.8	$3.2

Share Rights

Share rights may be granted to directors, officers and employees of the Company and vest on terms as described in the award. The restrictions prevent the participant from disposing of the share rights during the vesting period.

The fair value of share rights is determined based on the closing price of the Company's shares on the grant date, adjusted for dividend yield. Changes in the share rights for the year were as follows:

	Share Rights	Weighted-Average Grant Date Fair Value
	(in millions)
Nonvested share rights at June 30, 2018	2.5	$10.7
Granted	0.6	9.2
Exercised	(1.4)	10.1
Forfeited	(0.2)	10.4
Nonvested share rights at June 30, 2019	1.5	$10.0

The weighted average grant date fair value of share rights granted and the fair value of shares vested was as follows:

	Years ended June 30,
	2019	2018	2017
Weighted average grant date fair value of share rights granted	$9.2	$11.0	$10.9
Fair value of share rights vested (in millions)	$13.9	$12.9	$16.0

Compensation Expense

Share-based compensation expense of $18.6 million, $21.0 million and $26.5 million was primarily recorded in general and administrative expenses for fiscal years 2019, 2018 and 2017, respectively.

Compensation expense for share-based awards recognized in the consolidated income statements, net of estimated forfeitures, was as follows:

	Years ended June 30,
(in millions)	2019	2018	2017
Share options	$2.8	$3.0	$4.8
Restricted shares	1.6	2.8	0.9
Performance shares/rights	3.0	2.9	4.3
Share rights	8.5	9.7	16.4
Cash-settled awards	2.7	2.6	—
Other	—	—	0.1
Total share-based compensation expense	$18.6	$21.0	$26.5

As of June 30, 2019, there was $16.9 million of total unrecognized compensation cost related to all unvested share options, restricted shares/units, performance shares/performance rights and share rights. That cost is expected to be recognized over a weighted average period of 1.6 years.

Note 18 - Earnings Per Share Computations

The Company applies the two-class method when computing its earnings per share ("EPS"), which requires that net income per share for each class of share be calculated assuming 100% of the Company's net income is distributed as dividends to each class of share based on their contractual rights.

Basic EPS is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding after excluding the ordinary shares to be repurchased using forward contracts. Diluted EPS includes the effects of share options, restricted shares, performance rights, performance shares and share rights, if dilutive.

	Years ended June 30,
(in millions, except per share amounts)	2019	2018	2017
Numerator
Net income attributable to Amcor plc	$430.2	$575.2	$564.0
Distributed and undistributed earnings attributable to shares to be repurchased	(0.8)	(1.3)	(1.7)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$429.4	$573.9	$562.3
Net income available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$0.7	$—	$—
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$428.7	$573.9	$562.3

Denominator
Weighted-average ordinary shares outstanding	1,182.6	1,157.1	1,157.2
Weighted-average ordinary shares to be repurchased by Amcor plc	(2.3)	(2.7)	(3.5)
Weighted-average ordinary shares outstanding for EPS—basic	1,180.3	1,154.4	1,153.7
Effect of dilutive shares	3.5	7.3	10.5
Weighted-average ordinary shares outstanding for EPS—diluted	1,183.8	1,161.7	1,164.2

Per ordinary share income
Income from continuing operations	$0.36	$0.50	$0.49
Income from discontinued operations	$—	$—	$—
Basic earnings per ordinary share	$0.36	$0.50	$0.49

Income from continuing operations	$0.36	$0.49	$0.48
Income from discontinued operations	$—	$—	$—
Diluted earnings per ordinary share	$0.36	$0.49	$0.48

Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 5.6 million, 10.3 million and 5.9 million shares at June 30, 2019, 2018 and 2017, respectively.

Note 19 - Contingencies and Legal Proceedings

Contingencies

The Company's operations in Brazil are involved in various governmental assessments, principally related to claims for excise and income taxes. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the liquidity of Amcor. At June 30, 2019 and 2018, the Company has recorded an accrual of $16.4 million and $15.1 million, respectively, included in other non-current liabilities in the consolidated balance sheet and has estimated a reasonably possible loss exposure in excess of the accrual of $23.7 million and $22.7 million, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

As of June 30, 2019, Amcor provided letters of credit of $45.4 million and deposited cash of $14.0 million with the courts to continue to defend the cases.

Legal Proceedings

On April 18, 2019, prior to the closure of the Amcor and Bemis transaction, litigation funding firm, Burford Capital, notified Bemis on behalf of two shareholder funds (BCIM Strategic Value Master Fund LP and BCIM SV SMA I LLC) that the funds would not accept the fixed exchange ratio for Amcor shares and instead intended to file a case asking a Missouri state court to appraise the value of their Bemis shares and compensate them accordingly. On June 24, 2019, the Burford funds sent a formal written demand for payment of the fair value of the funds’ shares. The Burford funds can file a lawsuit in Missouri state court between now and September 9, 2019. As no lawsuit has been filed as of the date of this update, it is not possible to predict the potential exposure.

Three lawsuits brought by purported holders of Bemis stock against Bemis and Bemis directors and officers are pending in federal court in the U.S. District Court for the Southern District of New York, in which plaintiffs are seeking damages for alleged violations of the Exchange Act of 1934 and U.S. Securities and Exchange Commission rules and regulations. Plaintiffs allege a failure to disclose adequately information in the proxy statement issued in connection with the Amcor-Bemis merger. The cases are: Dixon, et al. v. Bemis Company, Inc. et al.; Nolan, et al. v. Bemis Company, Inc. et al.; and, Stein v. Bemis Company, Inc. et al., which were instituted on April 15, 2019, April 19, 2019, and April 17, 2019, respectively.

In addition, a purported holder of Bemis stock filed a putative derivative suit in the Cole County Circuit Court, Nineteenth Judicial District of Missouri, against Bemis directors and Amcor, alleging that the directors breached fiduciary duties in connection with the Amcor-Bemis merger and that Amcor aided and abetted breaches of fiduciary duty. The case is Scarantino, et al. v. Amcor Limited, et al., which was instituted on April 19, 2019.

Amcor intends to defend the claims made in the pending actions. It is too early for Amcor to provide any reliable assessment of the likely quantum of any damages that may become payable if its defense is unsuccessful in whole or in part. Although it is not possible at present to establish a reliable assessment of damages, there can be no assurance that any damages that may be awarded will not be material to the results of operations or financial condition of Amcor.

Note 20 - Segments

The Company's business is organized and presented in the two reportable segments outlined below:

Flexibles: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, fresh produce, snack food, personal care, and other industries.

Rigid Packaging: Consists of operations that manufacture rigid plastic containers for a broad range of predominantly beverage and food products, including carbonated soft drinks, water, juices, sports drinks, milk-based beverages, spirits and beer, sauces, dressings, spreads and personal care items and plastic caps for a wide variety of applications.

Other consists of the Company's equity method investments, including AMVIG, undistributed corporate expenses, intercompany eliminations and other business activities.

Operating segments are organized along the Company's product lines and geographical areas and consist of the following: Flexibles Europe, Middle East and Africa; Flexibles Americas; Flexibles Asia Pacific and Specialty Cartons, and Rigid Packaging. The four Flexibles operating segments (Flexibles Europe, Middle East and Africa; Flexibles Americas; Flexibles Asia Pacific and Specialty Cartons) have been aggregated in the Flexibles reporting segment as they exhibit similar economic characteristics as they are in the business of printing and flexible packaging of fast moving consumer products.

In the fourth quarter of fiscal year 2019, in connection with the acquisition of Bemis, the Company changed its measure of segment performance from adjusted operating income to adjusted earnings before interest and tax ("EBIT") from continuing operations. The Company's chief operating decision maker, the Global Management Team ("GMT"), evaluates performance and allocates resources based on adjusted EBIT from continuing operations. The Company defines adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in income (loss) of affiliated companies. The GMT consists of the Managing Director and Chief Executive Officer and his direct reports and provides strategic direction and management oversight of the day to day activities of the Company.

The accounting policies of the reportable segments are the same as those in the consolidated financial statements and are discussed in Note 2, "Significant Accounting Policies." The Company also has investments in operations in AMVIG that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment net sales.

The following table presents information about reportable segments:

	Year Ended June 30,
(in millions)	2019	2018	2017
Sales including intersegment sales
Flexibles	$6,566.7	$6,534.6	$6,226.5
Rigid Packaging	2,892.7	2,787.5	2,876.7
Other	—	—	—
Total sales including intersegment sales	9,459.4	9,322.1	9,103.2

Intersegment sales
Flexibles	1.2	3.0	2.2
Rigid Packaging	—	—	—
Other	—	—	—
Total intersegment sales	1.2	3.0	2.2

Net sales	$9,458.2	$9,319.1	$9,101.0

Adjusted EBIT from continuing operations
Flexibles	817.2	801.3	791.8
Rigid Packaging	308.2	298.3	341.0
Other	(50.0)	(43.2)	(53.6)
Adjusted EBIT from continuing operations	1,075.4	1,056.4	1,079.2
Less: Material restructuring programs (1)	(64.1)	(14.4)	(135.4)
Less: Impairments in equity method investments (2)	(14.0)	(36.5)	—
Less: Material acquisition costs and other (3)	(143.1)	—	—
Less: Amortization of acquired intangible assets from business combinations (4)	(31.1)	(19.3)	(17.7)
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	1.4	(83.9)	38.0
Less: Impact of hyperinflation (6)	(30.2)	—	—
Less: Material impact of pension settlements (7)	—	—	(55.5)
Add: Net legal settlements (8)	5.0	—	—
EBIT from continuing operations	799.3	902.3	908.6

Interest income	16.8	13.1	12.2
Interest expense	(207.9)	(210.0)	(190.9)
Equity in income (loss) of affiliated companies, net of tax	(4.1)	17.5	(14.1)
Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	$604.1	$722.9	$715.8

(1)
Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan for fiscal year 2019 and the 2016 Flexibles Restructuring Plan for fiscal years 2017 and 2018. Refer to Note 6, "Restructuring Plans," for more information about the Company's restructuring plans.

(2)
Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG. Refer to Note 7, "Equity Method Investments" for more information about the Company's equity method investments.

(3)
Material acquisition costs and other includes $47.9 million of costs related to the 2019 Bemis Integration Plan, $15.6 million of Bemis acquisition related inventory fair value step-up, $42.5 million of long-lived asset impairments, $133.7 million of Bemis transaction-related costs, partially offset by $96.5 million of gain related to the U.S. Remedy sale net of related and other costs.

(4)	Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from prior acquisitions impacting the periods presented.

(5)
Economic net investment hedging activities not qualifying for hedge accounting includes the exchange rate movements on external loans not deemed to be effective net investment hedging instruments resulting from the Company's conversion to U.S. GAAP from Australian Accounting Standards ("AAS") recognized in other non-operating income (loss), net.

(6)	Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(7)
Material impact of pensions settlements includes the amount of actuarial losses recognized in the consolidated income statement related to the settlement of certain Swiss defined benefit plans in the amount of $55.5 million for the year ended June 30, 2017, not including related tax effects.

(8)	Net legal settlements includes the impact of significant legal settlements after associated costs.

The tables below present additional financial information by reportable segments:

	Years ended June 30,
(in millions)	2019	2018	2017
Flexibles	$202.1	$217.1	$219.5
Rigid Packaging	125.5	138.9	157.6
Other	4.7	9.0	2.2
Total capital expenditures for the acquisition of long-lived assets	$332.3	$365.0	$379.3

	Years ended June 30,
(in millions)	2019	2018	2017
Flexibles	$233.6	$227.4	$219.9
Rigid Packaging	112.7	122.6	129.0
Other	3.4	2.7	2.9
Total depreciation and amortization	$349.7	$352.7	$351.8

Total assets by segment is not disclosed as the GMT does not use total assets by segment to evaluate segment performance or allocate resources and capital.

Sales to PepsiCo., and its subsidiaries, accounted for approximately 11.1%, 11.0% and 11.7% of net sales under multiple separate contractual agreements for the years ended June 30, 2019, 2018 and 2017, respectively. The Company sells to this customer in both the Rigid Packaging and the Flexibles segments. The Company had no other customers that accounted for more than 10% of net sales in each of the years presented.

Sales by major product were:

		Years ended June 30,
(in millions)	Segment	2019	2018	2017
Films and other flexible products	Flexibles	$5,347.5	$5,286.6	$4,967.1
Specialty flexible folding cartons	Flexibles	1,218.0	1,245.0	1,257.2
Containers, preforms and closures	Rigid Packaging	2,892.7	2,787.5	2,876.7
Net sales		$9,458.2	$9,319.1	$9,101.0

The following table provides long-lived asset information for the major countries in which the Company operates. Long-lived assets include property, plant and equipment, net of accumulated depreciation and impairments.

	June 30,
(in millions)	2019	2018
Long-lived assets by country:
United States of America	$1,702.0	$781.8
Other countries (1)	2,273.0	1,916.7
Long-lived assets	$3,975.0	$2,698.5

(1)	Includes our country of domicile, Jersey. The Company had no long-lived assets in Jersey in any period shown. No individual country represented more than 10% of the respective totals.

The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operation:

	Year ended June 30, 2019
(in millions)	Flexibles	Rigid Packaging	Total
North America	$951.2	$2,331.3	3,282.5
Latin America	541.7	561.4	1,103.1
Europe (1)	3,713.4	—	3,713.4
Asia Pacific	1,359.2	—	1,359.2
Net sales	$6,565.5	$2,892.7	$9,458.2

(1)	Includes our country of domicile, Jersey. The Company had no sales in Jersey in any period shown.

	Year ended June 30, 2018
(in millions)	Flexibles	Rigid Packaging	Total
North America	$791.2	$2,254.5	3,045.7
Latin America	529.4	533.0	1,062.4
Europe (1)	3,828.0	—	3,828.0
Asia Pacific	1,383.0	—	1,383.0
Net sales	$6,531.6	$2,787.5	$9,319.1

(1)	Includes our country of domicile, Jersey. The Company had no sales in Jersey in any period shown.

	Year ended June 30, 2017
(in millions)	Flexibles	Rigid Packaging	Total
North America	$802.4	$2,359.8	3,162.2
Latin America	516.6	516.9	1,033.5
Europe (1)	3,514.4	—	3,514.4
Asia Pacific	1,390.9	—	1,390.9
Net sales	$6,224.3	$2,876.7	$9,101.0

(1)	Includes our country of domicile, Jersey. The Company had no sales in Jersey in any period shown.

Note 21 - Deed of Cross Guarantee

The parent entity, Amcor plc, and its wholly owned subsidiaries listed below are subject to a Deed of Cross Guarantee dated June 24, 2019 (the "Deed") under which each company guarantees the debts of the others:

Amcor Limited	Amcor Holdings (Australia) Pty Ltd
Amcor Services Pty Ltd	Techni-Chem Australia Pty Ltd
Amcor Investments Pty Ltd	Amcor Flexibles Group Pty Ltd
Amcor Finance Australia Pty Ltd	Amcor Flexibles (Australia) Pty Ltd
Packsys Pty Ltd	Packsys Holdings (Aus) Pty Ltd
Amcor Flexibles (Dandenong) Pty Ltd	Amcor Flexibles (Port Melbourne) Pty Ltd
Amcor European Holdings Pty Ltd	Amcor Packaging (Asia) Pty Ltd

The entities above were the only parties to the Deed at June 30, 2019 and comprise the closed group for the purposes of the Deed (and also the extended closed group). No parties have been added, removed or the subject to a notice of disposal since June 24, 2019. Since June 30, 2019, there has been no change in ownership of any of the above entities.

By entering into the Deed, the wholly owned subsidiaries, except for Amcor Limited, have been relieved from the requirement to prepare a financial report and directors’ report under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785.  Amcor Limited (former parent entity of the Amcor Group) is ineligible to rely on ASIC Corporations (Wholly-owned Companies) Instrument 2016/785 for fiscal year 2019 as a wholly-owned entity of Amcor plc because it was a disclosing entity for part of the relevant fiscal year. However, the Australian Securities and Investments Commission ("ASIC") has provided Amcor Limited with separate relief under ASIC Instrument 19-0555. Under this Instrument ASIC has ordered that Amcor Limited does not have to comply with a number of Australian reporting requirements including the requirement to prepare and file a stand-alone financial report in Australia.

The financial statements below are additional disclosure items specifically required by ASIC and represent the consolidated results of the entities subject to the Deed only.

Deed of Cross Guarantee
Statement of Income
(in millions)

For the year ended June 30,	2019
Net sales	$352.8
Cost of sales	(301.2)

Gross profit	51.6

Operating expenses	(164.4)
Other income, net	1,138.5

Operating income	1,025.7

Interest income	34.7
Interest expense	(80.0)
Other non-operating income (loss), net	6.9

Income from continuing operations before income taxes	987.3

Income tax credit	8.0

Net income	$995.3

Deed of Cross Guarantee
Summarized Statement of Comprehensive Income
(in millions)

For the year ended June 30,	2019
Net income	$995.3
Other comprehensive income (loss) (1) :
Net gains (losses) on cash flow hedges, net of tax	(1.0)
Foreign currency translation adjustments, net of tax	78.0
Net investment hedge of foreign operations, net of tax	(11.6)
Other comprehensive income (loss)	65.4
Comprehensive (income) loss attributable to non-controlling interest	—
Total comprehensive income	$1,060.7

(1)	All of the items in other comprehensive income (loss) may be reclassified subsequently to profit or loss.

Deed of Cross Guarantee
Summarized Statement of Income and Accumulated Losses
(in millions)

For the year ended June 30,	2019
Retained earnings, beginning balance	$2,189.6
Net income	995.3

Accumulated profits before distribution	3,184.9

Dividends recognized during the financial period	(665.9)

Accumulated gains at the end of the financial period	$2,519.0

Deed of Cross Guarantee
Balance Sheet
(in millions)

As of June 30,	2019
Assets
Current assets:
Cash and cash equivalents	$52.3
Trade receivables, net	801.5
Inventories	65.5
Prepaid expenses and other current assets	14.3
Total current assets	933.6
Non-current assets:
Property, plant and equipment, net	82.0
Deferred tax assets	53.0
Other intangible assets, net	9.6
Goodwill	93.1
Other non-current assets	10,417.7
Total non-current assets	10,655.4
Total assets	$11,589.0
Liabilities
Current liabilities:
Current portion of long-term debt	$—
Short-term debt	155.3
Trade payables	190.8
Accrued employee costs	19.0
Other current liabilities	66.7
Total current liabilities	431.8
Non-current liabilities:
Long-term debt, less current portion	1,587.7
Other non-current liabilities	3.3
Total liabilities	2,022.8
Shareholders' Equity
Issued	16.3
Additional paid-in capital	6,030.8
Retained earnings	2,519.0
Accumulated other comprehensive income (loss)	1,000.1
Total shareholders' equity	9,566.2
Total liabilities and shareholders' equity	$11,589.0

Note 22 - Quarterly Financial Information

	Quarter Ended
(in millions, except per share data)	September 30	December 31	March 31	June 30	Total
Fiscal Year 2019 (1)
Net sales	2,262.4	2,287.2	2,312.3	2,596.3	9,458.2
Gross profit	393.8	454.8	422.2	528.3	1,799.1
Net income attributable to Amcor plc	98.4	138.6	112.6	80.6	430.2

Basic earnings per share:
Income from continuing operations	0.09	0.11	0.10	0.06	0.36
Income from discontinued operations	—	—	—	—	—
Net income	0.09	0.11	0.10	0.06	0.36

Diluted earnings per share:
Income from continuing operations	0.08	0.12	0.10	0.06	0.36
Income from discontinued operations	—	—	—	—	—
Net income	0.08	0.12	0.10	0.06	0.36

Fiscal Year 2018 (1)
Net sales	2,251.1	2,251.1	2,364.1	2,452.8	9,319.1
Gross profit	421.3	473.6	434.5	527.4	1,856.8
Net income attributable to Amcor plc	130.5	145.6	69.1	230.0	575.2

Basic earnings per share:
Income from continuing operations	0.11	0.13	0.06	0.20	0.50
Income from discontinued operations	—	—	—	—	—
Net income	0.11	0.13	0.06	0.20	0.50

Diluted earnings per share:
Income from continuing operations	0.11	0.13	0.06	0.19	0.49
Income from discontinued operations	—	—	—	—	—
Net income	0.11	0.13	0.06	0.19	0.49

(1)	The fourth quarter of 2019 reflects the results of Amcor plc, including Bemis results since the acquisition date of June 11, 2019. The earlier quarters solely reflect the results of Amcor Limited.

Note 23 - Subsequent Events

On August 8, 2019, the Company completed the sale of the EC Remedy for total consideration of approximately $394.0 million. The sale will not result in a gain, as the three plants acquired as part of the Bemis acquisition were recorded at fair value upon acquisition which approximated the purchase price.

On August 20, 2019, the Company's Board of Directors approved a $500.0 million on-market buy-back of ordinary shares and Chess Depositary Instruments ("CDIs"). Amcor intends to repurchase its ordinary shares on the New York Stock Exchange ("NYSE") and CDIs on the Australian Securities Exchange ("ASX") in proportion to the number of shares and CDIs currently on issue.

Item 9. - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. - Controls and Procedures

As disclosed in our prospectus filed with the SEC on March 25, 2019, during the course of preparing for our initial public offering, we identified two material weaknesses in our internal control over financial reporting during the conversion of our historical AAS financial statements to U.S. GAAP. The first material weakness was related to our lack of accounting staff and supervisory personnel with the appropriate level of experience in technical accounting in U.S. GAAP and disclosure and filing requirements of a U.S. domestic registrant. We are currently in the process of remediating this material weakness and have taken numerous steps to address the underlying causes of the material weakness. We have hired additional financial reporting personnel with U.S. GAAP technical accounting and financial reporting experience, aligned our accounting policies and procedures with U.S. GAAP, enhanced our internal review procedures during the financial close process, and begun technical training for accounting and finance personnel.
We also identified a second material weakness arising from deficiencies in the design and operating effectiveness of internal controls over the period end reporting process. Specifically, we did not design and maintain effective controls to verify that conflicting duties were appropriately segregated within key IT systems used in the preparation and reporting of financial information. We are currently in the process of remediating this material weakness by commencing a process to (i) identify those internal controls requiring improved documentation of independent review over the completeness and accuracy of financial information under U.S. GAAP, (ii) implement enhanced standards designed to meet the requirements of the Sarbanes-Oxley Act, (iii) review the design of applicable internal controls and assess any required amendments and (iv) increase the training of accounting and finance staff in relevant areas.
We believe that these enhanced resources and processes, including the implementation of new mitigating controls, will effectively remediate the material weaknesses, but the material weaknesses will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed, and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As discussed above, related to our internal controls over financial reporting, we have made significant progress in our remediation efforts, but the remediation of these material weaknesses will not be evaluated until management performs its assessment of internal controls, at which time the material weakness will not be considered remediated until the applicable remedial controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, as a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

(b) Management's Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

None.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2019, and such information is expressly incorporated herein by reference.

The following sets forth the name, age, and business experience for at least the last five years of the principal executive officers of the Company. Unless otherwise indicated, positions shown are with the Company.

Name (Age)	Positions Held	Period the Position was Held

Ronald Delia (48)	Managing Director and Chief Executive Officer	2015 to present
	Executive VP and Chief Financial Officer	2011 to 2015
	VP and General Manager, Amcor Rigid Packaging Latin America	2008 to 2011

Michael Casamento (48)	Executive VP, Finance and Chief Financial Officer	2015 to present
	VP, Corporate Finance	2014 to 2015

Peter Konieczny (53)	President, Amcor Flexibles Europe, Middle East and Africa	2015 to present
	President, Amcor Specialty Cartons	2009 to 2015

Eric Roegner (49)	President, Amcor Rigid Packaging	2018 to present
	Executive Leadership Roles, Arconic, Inc. (f/k/a Alcoa Inc.)	2006 to 2018

Fred Stephan (54)	President, Amcor Flexibles North America	2019 to present
	President, Bemis North America	2017 to 2019
	Senior VP and General Manager of the Insulation Systems - Johns Manville	2011 to 2017

Ian Wilson (61)	Executive VP, Strategy and Development	2000 to present

Item 11. - Executive Compensation

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2019, and such information is expressly incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity compensation plans as of June 30, 2019 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	14,472,645	(1)	$10.32	(2)	120,000,000	(3)
Equity compensation plans not approved by security holders	—		N/A		—
Total	14,472,645	(1)	$10.32	(2)	120,000,000	(3)

(1)
Includes outstanding options awards of 10,782,996, which have a weighted average exercise price of USD 10.32 and a weighted average remaining term of 3.6 years, 1,709,609 awards of ordinary shares issuable upon vesting of performance shares/rights, 1,500,540 awards of ordinary shares issuable upon vesting of share rights, and 479,500 restricted shares issued under the share retention plan.

(2)	Performance shares/rights, share rights and restricted share awards are excluded when determining the weighted-average exercise price of outstanding options.

(3)	May be issued as options, performance shares/rights, share rights or restricted shares.

The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2019, and such information is expressly incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions, and Director Independence

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2019, and such information is expressly incorporated herein by reference.

Item 14. - Principal Accountant Fees and Services

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2019, and such information is expressly incorporated herein by reference.

PART IV

Item 15. - Exhibits and Financial Statement Schedules

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Reports of Independent Registered Public Accounting Firms	38
Consolidated Statement of Income	40
Consolidated Statement of Comprehensive Income	41
Consolidated Balance Sheet	42
Consolidated Statement of Cash Flows	43
Consolidated Statement of Equity	44
Notes to Consolidated Financial Statements	45

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	105
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit	Description	Form of Filing
2.1
Transaction Agreement, dated August 6, 2018, by and among the Amcor plc, Amcor Limited, Arctic Corp. and Bemis Company, Inc. (“Bemis”) (incorporated by reference to Exhibit 2.1 to Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
3.1	Articles of Association of Amcor plc (incorporated by reference to Exhibit 3.1 to Amcor plc’s Current Report on Form 8-K).	Incorporated by Reference
3.2	Memorandum of Association of Amcor plc (incorporated by reference to Exhibit 3.2 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
4.1
Note and Guarantee Agreement, dated as of December 15, 2009, among Amcor Finance (USA), Inc. (“AFUI”), Amcor Limited and the other parties thereto (the “2009 Note Agreement”), relating to the 5.69% Series B Guaranteed Senior Notes due 2018 and 5.95% Series C Guaranteed Senior Notes due 2021 (the “2009 Series C Notes”) (incorporated by reference to Exhibit 4.1 to Amcor plc’s Registration Statement on Form S-4).
Incorporated by Reference
4.2
Amendment No. 2 dated as of June 6, 2019 to the 2009 Note Agreement, among Amcor plc, AFUI, Amcor Limited, Amcor UK Finance plc and the holders of 2009 Series C Notes signatory thereto (incorporated by reference to Exhibit 10.1 to Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
4.3
Note and Guarantee Agreement, dated as of September 1, 2010, among Amcor Limited, AFUI and the other parties thereto (the “2010 Note Agreement”), relating to the 5.00% Series B Guaranteed Senior Notes due 2020 (the “2010 Series B Notes”) (incorporated by reference to Exhibit 4.2 to Amcor plc’s Registration Statement on Form S-4).
Incorporated by Reference
4.4
Amendment No. 2 dated as of June 6, 2019 to the 2010 Note Agreement, among Amcor plc, AFUI, Amcor Limited, Amcor UK Finance plc and the holders of the 2010 Series B Notes signatory thereto (incorporated by reference to Exhibit 10.2 to Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
4.5
Trust Deed, dated as of February 28, 2011, among Amcor Limited, AFUI, Amcor UK Finance Limited and DB Trustees (Hong Kong) Limited (the “Principal Trust Deed”) (incorporated by reference to Exhibit 4.3 to Amcor plc’s Registration Statement on Form S-4).
Incorporated by Reference

Exhibit	Description	Form of Filing
4.6
Final Terms, dated as of March 11, 2011, among Amcor Limited, AFUI and Amcor UK Finance Limited, relating to the 4.625% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Amcor plc’s Registration Statement on Form S-4).
Incorporated by Reference
4.7
First Supplemental Trust Deed, dated October 26, 2012, among Amcor Limited, AFUI, Amcor UK Finance Limited and DB Trustees (Hong Kong) Limited (incorporated by reference to Exhibit 4.5 to Amcor plc’s Registration Statement on Form S-4).
Incorporated by Reference
4.8
Second Supplemental Trust Deed dated as of July 22, 2019 to the Principal Trust Deed, among Amcor Limited, AFUI, Amcor plc, Bemis and the guarantors party thereto (incorporated by reference to Exhibit 10.1 to Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
4.9
Final Terms, dated as of March 20, 2013, among Amcor Limited, Amcor Finance (USA), Inc. and Amcor UK Finance Limited, relating to the 2.750% Notes due 2023 (incorporated by reference to Exhibit 4.6 to Amcor plc’s Registration Statement on Form S-4).
Incorporated by Reference
4.10
Indenture, dated as of April 28, 2016, among Amcor Finance (USA), Inc., Amcor Limited, Amcor UK Finance PLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Amcor plc’s Registration Statement on Form S-4).
Incorporated by Reference
4.11	Form of 3.625% Notes due 2026 (incorporated by reference to Exhibit 4.8 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
4.12	Form of 4.500% Notes due 2028 (incorporated by reference to Exhibit 4.9 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
4.13
Form of Indenture, dated as of June 15, 1995, between Bemis and U.S. Bank Trust National Association (formerly known as First Trust National Association), as Trustee (incorporated by reference to Exhibit 4.10 to Amcor plc’s Registration Statement on Form S-4).
Incorporated by Reference
4.14	Form of 6.80% Notes due 2019 (incorporated by reference to Exhibit 4.11 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
4.15	Form of 4.500% Notes due 2021 (incorporated by reference to Exhibit 4.12 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
4.16	Form of 3.100% Notes due 2026 (incorporated by reference to Exhibit 4.13 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
4.17
Supplemental Indenture, dated as of June 15, 1995, by and between Bemis and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
4.18
Supplemental Indenture, dated as of April 28, 2016 by and among AFUI, Amcor Limited, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.2 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
4.19
Indenture, by and among Bemis, as issuer, Amcor plc, Amcor Limited, AFUI, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.3 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
4.20
Indenture, by and among AFUI, as issuer, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
4.21
Registration Rights Agreement, by and among Bemis, Amcor plc, Amcor Limited, AFUI, Amcor UK Finance plc and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, the dealer managers for the offers (the “Dealer Managers”), relating to the New Bemis 4.500% 2021 Notes (incorporated by reference to Exhibit 10.5 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
4.22
Registration Rights Agreement, by and among Bemis, Amcor plc, Amcor Limited, AFUI, Amcor UK Finance plc and the Dealer Managers, relating to the Bemis’ 3.100% 2026 Notes (incorporated by reference to Exhibit 10.6 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference

Exhibit	Description	Form of Filing
4.23
Registration Rights Agreement, by and among AFUI, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and the Dealer Managers, relating to the Amcor’s 3.625% 2026 Notes (incorporated by reference to Exhibit 10.7 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
4.24
Registration Rights Agreement, by and among AFUI, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and the Dealer Managers, relating to the Amcor’s 4.500% 2028 Notes (incorporated by reference to Exhibit 10.8 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.1
Fourth Deed of Amendment and Restatement of Syndicated Facility Agreement, dated as of March 2, 2018, by and among Amcor Limited, the subsidiaries of Amcor Limited listed therein as Borrowers and as Guarantors, Commonwealth Bank of Australia, J.P. Morgan Australia Limited, National Australia Bank Limited and Westpac Banking Corporation and the entities listed therein as Lenders and Affiliates of Lenders (incorporated by reference to Exhibit 10.1 to Amcor plc’s Registration Statement on Form S-4).
Incorporated by Reference
10.2	Amcor plc 2019 Omnibus Incentive Share Plan (incorporated by reference to Exhibit 99.1 to Amcor plc’s Registration Statement on Form S-8).	Incorporated by Reference
10.3	Amcor Limited 2014/15 Long Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Amcor plc’s Registration Statement on Form S-8).	Incorporated by Reference
10.4	Amcor Limited 2016/17 Long Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Amcor plc’s Registration Statement on Form S-8).	Incorporated by Reference
10.5	Amcor Limited 2017/18 Long Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Amcor plc’s Registration Statement on Form S-8).	Incorporated by Reference
10.6	Amcor Limited 2012/13 Long Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Amcor plc’s Registration Statement on Form S-8).	Incorporated by Reference
10.7	Amcor Limited 2013/14 Long Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Amcor plc’s Registration Statement on Form S-8).	Incorporated by Reference
10.8	Employment Agreement between Amcor Limited and Ronald Delia, dated January 21, 2015 (incorporated by reference to Exhibit 10.3 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
10.9	Employment Agreement between Amcor Limited and Michael Casamento, dated September 23, 2015 (incorporated by reference to Exhibit 10.4 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
10.10	Employment Agreement between Amcor Limited and Ian Wilson, dated May 22, 2014 (incorporated by reference to Exhibit 10.5 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
10.11	Employment Agreement between Amcor Limited and Peter Konieczny, dated September 17, 2009 (incorporated by reference to Exhibit 10.6 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
10.12	Employment Agreement between Amcor Limited and Eric Roegner, dated August 28, 2018 (incorporated by reference to Exhibit 10.7 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
10.13	Form of Deed of Appointment (incorporated by reference to Exhibit 10.8 to Amcor plc’s Registration Statement on Form S-4).	Incorporated by Reference
10.14
Original Three-Year Credit Agreement, dated as of April 30, 2019, among AFUI, AUKF, and Amcor Limited (together with AFUI and AUKF, the “Initial Borrowers”) as borrowers thereunder, a syndicate of banks (collectively, the “Three-Year Facility Lenders”) and JPMorgan, as administrative agent and foreign administrative agent for the Three-Year Facility Lenders and others (incorporated by reference to Exhibit 10.9 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.15	Amendment No. 1 to Original Three-Year Credit Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.10 on Amcor plc’s Current Report on Form 8-K).	Incorporated by Reference
10.16
Original Four-Year Credit Agreement, dated as of April 30, 2019, among the Initial Borrowers as borrowers thereunder, a syndicate of banks (collectively, the “Four-Year Facility Lenders”), and JPMorgan, as administrative agent and foreign administrative agent for the Four-Year Facility Lenders and others (incorporated by reference to Exhibit 10.11 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference

Exhibit	Description	Form of Filing
10.17	Amendment No. 1 to Original Four-Year Credit Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.12 on Amcor plc’s Current Report on Form 8-K).	Incorporated by Reference
10.18
Original Five-Year Credit Agreement, dated as of April 30, 2019, among the Initial Borrowers as borrowers thereunder, a syndicate of banks (collectively, the “Five-Year Facility Lenders”), and JPMorgan, as administrative agent and foreign administrative agent for the Five-Year Facility Lenders and others (incorporated by reference to Exhibit 10.13 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.19	Amendment No. 1 to Original Five-Year Credit Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.14 on Amcor plc’s Current Report on Form 8-K).	Incorporated by Reference
10.20
364-Day Credit Agreement, dated as of April 5, 2019 , among the Initial Borrowers as borrowers thereunder, a syndicate of banks (collectively, the “364-Day Facility Lenders”), and JPMorgan, as administrative agent and foreign administrative agent for the 364-Day Facility Lenders and others (incorporated by reference to Exhibit 10.15 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.21
Original Term Loan Agreement, dated as of April 30, 2019, among AFUI, as borrower thereunder, a syndicate of banks (collectively, the “Term Loan Lenders”), and JPMorgan, as administrative agent for the Term Loan Lenders and others (incorporated by reference to Exhibit 10.16 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.22	Amendment No. 1 to Original Term Loan Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.17 on Amcor plc’s Current Report on Form 8-K).	Incorporated by Reference
10.23
Joinder to Three-Year Credit Agreement, dated as of June 11, 2019, with Bemis, AFUI, Amcor UK Finance plc, Amcor Limited and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.18 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.24
Joinder to Four-Year Credit Agreement, dated as of June 11, 2019, with Bemis, AFUI, Amcor UK Finance plc, Amcor Limited and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.19 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.25
Joinder to Five-Year Credit Agreement, dated as of June 11, 2019, with Bemis, AFUI, Amcor UK Finance plc, Amcor Limited and JPMorgan as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.20 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.26
Joinder to 364-Day Credit Agreement, dated as of June 11, 2019, with Bemis, AFUI, Amcor UK Finance plc, Amcor Limited and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.21 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.27
Joinder to Term Loan Agreement, dated as of June 11, 2019, with among AFUI, Amcor Limited and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.22 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.28
Supplement No. 1 to the Three-Year Credit Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.23 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.29
Supplement No. 1 to the Four-Year Credit Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.24 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.30
Supplement No. 1 to the Five-Year Credit Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.25 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
10.31
Supplement No. 1 to the 364-Day Credit Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.26 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference

Exhibit	Description	Form of Filing
10.32
Supplement No. 1 to the Term Loan Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent (incorporated by reference to Exhibit 10.27 on Amcor plc’s Current Report on Form 8-K).
Incorporated by Reference
14.1	Amcor plc’s Code of Ethics for Senior Financial Employees. *	Filed Herewith
21.1	Subsidiaries of Amcor plc. *	Filed Herewith
23.1	Consent of PricewaterhouseCoopers as auditors for the financial statements of Amcor Limited. *	Filed Herewith
23.2	Consent of PricewaterhouseCoopers as auditors for the financial statements of Amcor plc. *	Filed Herewith
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *	Filed Herewith
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *	Filed Herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002. **	Furnished Herewith
101	Interactive data files.	Filed Electronically
* Filed Herewith
** Furnished Herewith

Item 16. - Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCOR PLC

By	/s/ Michael Casamento	By	/s/ Jerry Krempa
	Michael Casamento, Executive Vice President and Chief Financial Officer		Jerry Krempa, Vice President and Chief Accounting Officer
	September 3, 2019		September 3, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Casamento	/s/ Jerry Krempa
Michael Casamento, Executive Vice President and Chief Financial Officer	Jerry Krempa, Vice President and Chief Accounting Officer
September 3, 2019	September 3, 2019

/s/ Graeme Liebelt	/s/ Armin Meyer
Graeme Liebelt, Director	Armin Meyer, Director
September 3, 2019	September 3, 2019

/s/ Ronald Delia	/s/ Paul Brasher
Ronald Delia, Managing Director and Chief Executive Officer	Paul Brasher, Director
September 3, 2019	September 3, 2019

/s/ Eva Cheng	/s/ Karen Guerra
Eva Cheng, Director	Karen Guerra, Director
September 3, 2019	September 3, 2019

/s/ Nicholas (Tom) Long	/s/ Jeremy Sutcliffe
Nicholas (Tom) Long, Director	Jeremy Sutcliffe, Director
September 3, 2019	September 3, 2019

/s/ Arun Nayar	/s/ David Szczupak
Arun Nayar, Director	David Szczupak, Director
September 3, 2019	September 3, 2019

/s/ Philip Weaver
Philip Weaver, Director
September 3, 2019

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

Reserves for Doubtful Accounts, Sales Returns, Discounts and Allowances:

Year ended June 30,	Balance at Beginning of the Year	Additions Charged to Profit and Loss	Write-offs	Foreign Currency Impact and Other (1)	Balance at End of the Year
2019	$17.0	$3.2	$—	$14.2	34.4
2018	20.9	0.3	(3.0)	(1.2)	17.0
2017	15.5	2.0	(2.4)	5.8	20.9

(1)	Foreign Currency Impact and Other includes reserve accruals related to acquisitions.