Form 10-Q
period 2019-09-30
Amcor plc
filed 2019-11-07
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

OR

☐ TRANSITION REPORT PURSURANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-36786

AMCOR PLC
(Exact name of Registrant as specified in its charter)

Jersey	98-1455367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer	☐	Emerging growth company	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Accelerated Filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 5, 2019, the registrant had 1,620,141,827 ordinary shares, $0.01 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

3

Cautionary Statement Regarding Forward-Looking Statements

Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains certain estimates, predictions, and other "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "anticipate," "intend," "estimate," "target," "may," "will," "plan," "project," "should," "continue," "outlook," "approximately," "would," "could," or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), including those of acquired companies, perceived opportunities in the market and statements regarding our strategy and vision. Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ from those expected include, but are not limited to:

•	We are exposed to changes in consumer demand patterns and customer requirements in numerous industries;

•	the loss of key customers, a reduction in their production requirements or consolidation among key customers could have a significant adverse impact on our sales revenue and profitability;

•	significant competition in the industries and regions in which we operate, which could adversely affect our business;

•	the failure to realize the anticipated benefits of the acquisition of Bemis;

•	the failure to successfully integrate the business and operations of Bemis in the expected time frame may adversely affect our future results;

•	we may be unable to expand our current business effectively through either organic growth, including by product innovation, or acquisitions;

•	challenges to or the loss of our intellectual property rights could have an adverse impact on our ability to compete effectively;

•	challenging current and future global economic conditions have had, and may continue to have, a negative impact on our business operations and financial results;

•	our international operations subject us to various risks that could adversely affect our business operations and financial results;

•	price fluctuations or shortages in the availability of raw materials, energy and other inputs could adversely affect our business;

•	we are subject to production, supply and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic downturn;

•	a failure in our information technology systems could negatively affect our business;

•	if we are unable to attract and retain key personnel, we may be adversely affected;

•	we are subject to costs and liabilities related to current and future environmental and health and safety laws and regulations that could adversely affect our business;

•	we are subject to the risk of labor disputes, which could adversely affect our business;

•	our financing agreements may need to be renegotiated if the London Interbank Offered Rate ("LIBOR") ceases to exist;

•	we are exposed to foreign exchange rate risk;

•	an increase in interest rates could reduce our reported results of operations;

•	a downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations;

•	failure to hedge effectively against adverse fluctuations in interest rates and foreign exchange rates could negatively impact our results of operations;

•	a significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth;

•	significant demands will be placed on our financial controls and reporting systems as a result of the acquisition of Bemis;

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

These and other risks, uncertainties, and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 could cause actual future results to differ materially from those projected in the forward-looking statements. In addition, actual future results could differ materially from those projected in the forward-looking statements as a result of changes in the assumptions used in making such forward-looking statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I - Financial Information
Item 1. Financial Statements
Amcor plc and Subsidiaries
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2019	2018
Net sales	$3,140.7	$2,262.4
Cost of sales	(2,594.0)	(1,868.6)

Gross profit	546.7	393.8

Operating expenses:
Selling, general, and administrative expenses	(371.9)	(198.3)
Research and development expenses	(25.9)	(14.2)
Restructuring and related expenses	(17.6)	(12.5)
Other income, net	9.3	8.7

Operating income	140.6	177.5

Interest income	6.7	2.9
Interest expense	(59.7)	(56.3)
Other non-operating income (loss), net	7.6	(2.6)

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	95.2	121.5

Income tax expense	(21.8)	(21.7)
Equity in income (loss) of affiliated companies, net of tax	2.3	1.7

Income from continuing operations	75.7	101.5

Income (loss) from discontinued operations, net of tax	(7.7)	—

Net income	$68.0	$101.5

Net (income) loss attributable to non-controlling interests	(2.0)	(3.1)

Net income attributable to Amcor plc	$66.0	$98.4

Basic earnings per share:
Income from continuing operations	$0.05	$0.09
Income from discontinued operations	(0.01)	—
Net income	$0.04	$0.09

Diluted earnings per share:
Income from continuing operations	$0.05	$0.08
Income from discontinued operations	(0.01)	—
Net income	$0.04	$0.08
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2019	2018
Net income	$68.0	$101.5
Other comprehensive income (loss):
Net gains (losses) on cash flow hedges, net of tax (a)	0.6	(2.2)
Foreign currency translation adjustments, net of tax (b)	(50.7)	33.5
Net investment hedge of foreign operations, net of tax (c)	(1.9)	(24.9)
Pension, net of tax (d)	0.9	0.3
Other comprehensive income (loss)	(51.1)	6.7
Total comprehensive income	16.9	108.2
Comprehensive (income) loss attributable to non-controlling interest	(2.0)	(3.1)
Comprehensive income attributable to Amcor plc	$14.9	$105.1

(a) Tax (expense) benefit related to cash flow hedges	$—	$0.3
(b) Tax (expense) benefit related to foreign currency translation adjustments	$(2.1)	$(4.8)
(c) Tax (expense) benefit related to net investment hedge of foreign operations	$0.9	$7.5
(d) Tax (expense) benefit related to pension adjustments	$(0.2)	$(0.1)
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$480.2	$601.6
Trade receivables, net	1,789.5	1,864.3
Inventories, net	1,874.4	1,953.8
Prepaid expenses and other current assets	418.1	374.3
Assets held for sale	—	416.1
Total current assets	4,562.2	5,210.1
Non-current assets:
Investments in affiliated companies	103.1	98.9
Property, plant and equipment, net	3,869.0	3,975.0
Operating lease assets	569.8	—
Deferred tax assets	156.7	190.9
Other intangible assets, net	2,123.0	2,306.8
Goodwill	5,117.3	5,156.0
Employee benefit assets	39.5	40.2
Other non-current assets	190.1	187.1
Total non-current assets	12,168.5	11,954.9
Total assets	$16,730.7	$17,165.0
Liabilities
Current liabilities:
Current portion of long-term debt	$5.0	$5.4
Short-term debt	312.8	788.8
Trade payables	1,891.9	2,303.4
Accrued employee costs	343.9	378.4
Other current liabilities	1,286.0	1,044.9
Liabilities held for sale	—	20.9
Total current liabilities	3,839.6	4,541.8
Non-current liabilities:
Long-term debt, less current portion	5,454.8	5,309.0
Operating lease liabilities	506.8	—
Deferred tax liabilities	850.8	1,011.7
Employee benefit obligations	372.4	386.8
Other non-current liabilities	214.9	241.0
Total non-current liabilities	7,399.7	6,948.5
Total liabilities	11,239.3	11,490.3

Commitments and contingencies (See Note 16)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000.0 shares)
Issued (1,620.1 and 1,625.9 shares, respectively)	16.2	16.3
Additional paid-in capital	5,940.7	6,007.5
Retained earnings	252.3	323.7
Accumulated other comprehensive income (loss)	(773.5)	(722.4)
Treasury shares (1.1 and 1.4 shares, respectively)	(11.5)	(16.1)
Total Amcor plc shareholders' equity	5,424.2	5,609.0
Non-controlling interest	67.2	65.7
Total shareholders' equity	5,491.4	5,674.7
Total liabilities and shareholders' equity	$16,730.7	$17,165.0
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2019	2018
Cash flows from operating activities:
Net income	$68.0	$101.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	184.3	86.0
Net periodic benefit cost	1.6	2.7
Amortization of debt discount and deferred financing costs	1.4	1.4
Amortization of deferred gain on sale and leasebacks	—	(1.8)
Net gain on disposal of property, plant and equipment	(0.2)	(1.1)
Equity in (income) of affiliated companies	(2.3)	(1.7)
Net foreign exchange (gain) loss	6.5	6.4
Share-based compensation	6.0	4.5
Other, net	10.8	(0.6)
Loss on transition to hyperinflationary accounting for Argentine subsidiaries	19.3	9.4
Deferred income taxes, net	(36.6)	7.5
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(348.2)	(520.0)
Net cash provided by operating activities	(89.4)	(305.8)
Cash flows from investing activities:
Investments in affiliated companies	—	(0.8)
Purchase of property, plant and equipment and other intangible assets	(115.4)	(112.8)
Proceeds from divestiture	397.1	—
Proceeds from sales of property, plant and equipment and other intangible assets	2.4	7.8
Net cash (used in) provided by investing activities	284.1	(105.8)
Cash flows from financing activities:
Proceeds from issuance of shares	0.7	9.1
Settlement of forward contracts	—	(28.7)
Purchase of treasury shares	(10.2)	(21.2)
Proceeds from issuance of long-term debt	1,728.0	1,564.2
Repayment of long-term debt	(1,805.0)	(1,389.2)
Net borrowing/(repayment) of short-term debt	(160.6)	22.7
Repayment of lease liabilities	(0.3)	(0.5)
Share buyback/cancellations	(58.3)	—
Dividends paid to non-controlling interests	(0.5)	(2.1)
Net cash used in financing activities	(306.2)	154.3

Effect of exchange rates on cash and cash equivalents	(9.9)	(9.3)

Net increase (decrease) in cash and cash equivalents	(121.4)	(266.6)
Cash and cash equivalents balance at beginning of year	601.6	620.8

Cash and cash equivalents balance at end of period	$480.2	$354.2

Interest paid, net of amounts capitalized	$38.5	$31.5
Income taxes paid	$54.0	$24.1
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interest	Total
Balance as of June 30, 2018	$—	$784.4	$561.4	$(708.5)	$(10.7)	$68.8	$695.4
Net income (loss)			98.4			3.1	101.5
Other comprehensive income (loss)				6.7			6.7
Dividends declared ($0.24 per share)			(278.0)			(2.1)	(280.1)
Options exercised and shares vested		(17.3)			26.7		9.4
Settlement of forward contracts to purchase own equity to meet share based incentive plans, net of tax		25.1			(25.1)		—
Purchase of treasury shares					(21.2)		(21.2)
Share-based compensation expense		4.5					4.5
Change in non-controlling interest		(0.1)					(0.1)
Balance as of September 30, 2018	$—	$796.6	$381.8	$(701.8)	$(30.3)	$69.8	$516.1

Balance as of June 30, 2019	$16.3	$6,007.5	$323.7	$(722.4)	$(16.1)	$65.7	$5,674.7
Net income (loss)			66.0			2.0	68.0
Other comprehensive income (loss)				(51.1)			(51.1)
Share buyback/cancellations	(0.1)	(58.2)					(58.3)
Dividends declared ($0.12 per share)			(195.6)			(0.5)	(196.1)
Options exercised and shares vested		(14.6)			14.8		0.2
Purchase of treasury shares					(10.2)		(10.2)
Share-based compensation expense		6.0					6.0
Cumulative adjustment due to adoption of ASC 842 (1)			58.2				58.2
Balance as of September 30, 2019	$16.2	$5,940.7	$252.3	$(773.5)	$(11.5)	$67.2	$5,491.4

(1)	Refer to Note 10, "Leases" for more information.
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

Amcor plc ("Amcor" or the "Company") is a global packaging company that employs approximately 50,000 people across approximately 250 sites in more than 40 countries. The Company develops and produces a broad range of packaging products including flexible packaging and rigid packaging containers.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair statement of its financial position, results of operations and cash flows. For further information, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued guidance that requires the Company to disclose a description of the Company’s accounting policy for releasing income tax effects from accumulated other comprehensive income and whether the Company elects to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act (‘‘The Act’’), along with information about other income tax effects that are reclassified. For all entities, the guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. This guidance was effective for the Company on July 1, 2019. The Company adopted the new guidance effective July 1, 2019 and did not elect the optional reclassification.

In August 2017, the FASB issued guidance which simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public business entities, the amendments in Accounting Standards Update ("ASU") 2017-12 were effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. This guidance was effective for the Company on July 1, 2019 using the modified respective approach, with the exception of presentation and disclosure guidance which is adopted prospectively. Implementation of the standard did not have a material impact on the the Company's condensed consolidated financial statements.

In February 2016, the FASB issued guidance that required lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. Lease classification will determine how to recognize lease-related revenue and expense.  The Company adopted the new lease standard at July 1, 2019 using a simplified transition option that allows for a cumulative-effect adjustment in the period of adoption and therefore did not restate prior periods. The Company also elected to adopt the package of practical expedients which allows for existing operating leases to continue to be classified as operating leases under the new guidance without reassessing whether the contracts contain a lease under the new guidance or whether classification of the operating lease would be different under the new standard. The Company did not elect the use-of-hindsight practical expedient but did adopt the practical expedient pertaining to land easements which provides the option not to reassess whether land easements not previously accounted for as leases under prior leasing guidance would be leases under the new guidance.

Adoption of the new leasing standard resulted in the following impacts to the Company's unaudited condensed consolidated financial statements: the establishment of a lease liability of $590.5 million, including current portion, a corresponding right-of-use asset of $569.8 million, and the reclassification of approximately $58.2 million (net of tax) of deferred gains on sale leaseback transactions.

The complete impact of the changes made to the Company's unaudited condensed consolidated balance sheet due to the adoption of the new leasing guidance were as follows:

($ in millions)	June 30, 2019	Adjustments due to Adoption	At July 1, 2019
Operating lease assets	—	569.8	569.8
Other current liabilities	1,044.9	54.3	1,099.2
Operating lease liabilities	—	506.8	506.8
Deferred tax liabilities	1,011.7	18.7	1,030.4
Other non-current liabilities	241.0	(68.2)	172.8
Retained earnings	323.7	58.2	381.9

Due to the adoption of the guidance using the simplified transition option, there are no changes to the Company's previously reported results prior to July 1, 2019. Lease expense is not expected to change materially as a result of adoption of the new guidance. The Company changed its disclosures related to leasing beginning in fiscal year 2020. Refer to Note 10, "Leases".

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued guidance which requires financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance will be effective for the Company on July 1, 2020 and will be adopted using the modified retrospective approach. The Company is currently assessing the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that all other ASUs not yet adopted to be either not applicable or are expected to have minimal impact on the Company's consolidated financial statements at this time.

Note 3 - Acquisitions

Bemis Company, Inc.

On June 11, 2019, the Company completed the acquisition of 100% of the outstanding shares of Bemis Company, Inc ("Bemis"), a global manufacturer of flexible packaging products based in the United States. Pursuant to the Transaction Agreement, dated as of August 6, 2018, each outstanding share of Bemis common stock that was issued and outstanding upon completion of the transaction was converted into the right to receive 5.1 ordinary shares of the Company traded on the New York Stock Exchange ("NYSE").

The following table summarizes the fair value of consideration exchanged:

Bemis shares outstanding at June 11, 2019 (in millions)	91.7
Share exchange ratio	5.1
Price per share (based on Amcor’s closing share price on June 11, 2019)	$11.18
Total equity consideration ($ in millions)	$5,229.6

The acquisition of Bemis positions the Company as a global leader in consumer packaging with a comprehensive global footprint in flexible packaging and greater scale in key regions of North America, Latin America, Asia Pacific and Europe, along with industry-leading research and development capabilities. The Bemis acquisition contributed approximately $970 million in net sales and a $6 million net loss, which includes transaction and integration related costs and purchase accounting, to the first quarter of fiscal year 2020 results.

The acquisition of Bemis was accounted for as a business combination in accordance with ASC 805, "Business Combinations," which required allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. Since the date of acquisition, the Company has revised the allocation of the purchase price of the tangible and intangible assets and liabilities assumed based on an analysis of information that has been made available as of September 30, 2019. The changes in estimates recorded at September 30, 2019 include a $16.9 million increase to inventories, a $119.0 million decrease to finite lived intangible assets, a $48.6 million increase in assets held for sale, a $111.9 million decrease to deferred tax liabilities, a $41.9 million increase to other non-current liabilities and a $6.6 million decrease to goodwill. The allocation of fair value for the assets and liabilities acquired remains preliminary and may continue to be adjusted up to one year after the acquisition. Accordingly, final determination of the fair values may result in further adjustments to the values presented in the table on the next page.

($ in millions)
Cash and cash equivalents	$3.3
Trade receivables	436.4
Inventories	682.0
Prepaid expenses and other current assets	83.5
Assets held for sale	464.2
Property, plant and equipment	1,388.3
Deferred tax assets	35.5
Other intangible assets	1,911.2
Other non-current assets	34.5
Total identifiable assets acquired	5,038.9

Current portion of long-term debt	1.7
Short-term debt	8.6
Trade payables	287.7
Accrued employee costs	159.3
Other current liabilities	281.8
Liabilities held for sale	21.9
Long-term debt, less current portion	1,365.3
Deferred tax liabilities	670.7
Employee benefit obligation	62.6
Other non-current liabilities	80.8
Total liabilities assumed	2,940.4
Net identifiable assets acquired	2,098.5
Goodwill	3,131.1
Net assets acquired	$5,229.6

The following table details the preliminary identifiable intangible assets acquired from Bemis, their fair values and estimated useful lives:

	Fair Value	Weighted-average Estimated Useful Life
	($ in millions)	(Years)
Customer relationships	$1,630.0	15
Technology	110.0	7
Other	171.2	8
Total other intangible assets	$1,911.2

The purchase price allocation is preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price as of September 30, 2019 has resulted in $3,131.1 million of goodwill for the Flexibles segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. As the Company finalizes the valuation of assets acquired and liabilities assumed, it will determine to which reporting units within the Company's segments any changes in goodwill should be recorded.

The fair value measurement of tangible and intangible assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals and market comparables.

Closing of the Bemis acquisition was conditional upon the receipt of regulatory approvals, approval by both Amcor and Bemis shareholders, and satisfaction of other customary conditions. In order to satisfy certain regulatory approvals, the Company was required to divest three of Bemis' medical packaging facilities located in the United Kingdom and Ireland ("EC Remedy") and three Amcor medical packaging facilities in the United States ("U.S. Remedy"). The U.S. Remedy was completed during the fourth quarter of fiscal 2019 and the Company received $214.2 million resulting in a gain of $159.1 million. The EC Remedy was completed during the first quarter of fiscal 2020 and the Company received $397.1 million and recorded a loss on the sale of $8.8 million which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive income to earnings from discontinued operations upon sale of the EC Remedy.

The following unaudited pro forma information has been prepared as if the acquisition of Bemis and the sale of the EC Remedy and U.S. Remedy had occurred as of July 1, 2018. The unaudited pro forma information combines the historical results of Amcor and Bemis.

Three Months Ended September 30,
($ in millions)	2018
Net sales	$3,223.5
Income from continuing operations	$126.5

Pro forma adjustments to net sales are as follows:

•	Excludes net sales of the EC Remedy and U.S. Remedy.

Pro forma adjustments to income from continuing operations attributable to Amcor plc are as follows:

•	Excludes income from the EC Remedy which has been accounted for as a discontinued operation and the U.S. Remedy which has been reported in U.S. GAAP income from continuing operations;

•	excludes acquisition related charges;

•	includes preliminary acquisition accounting adjustments, including amortization and depreciation adjustments as a result of the fair value adjustment to property, plant and equipment; and

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

Note 4 - Discontinued Operations

On February 11, 2019, the Company received approval from the European Commission ("EC") for the acquisition of Bemis. A condition of the approval was an agreement to divest three Bemis medical packaging facilities located in the United Kingdom and Ireland ("EC Remedy"). Upon completion of the Bemis acquisition on June 11, 2019, the Company determined that the EC Remedy met the criteria to be classified as a discontinued operation, in accordance with ASC 205-20, "Discontinued Operations." The sale of the EC Remedy closed on August 8, 2019. The Company recorded a loss on the sale of $8.8 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive income to earnings from discontinued operations upon sale of the EC Remedy.

The following table summarizes the results of the EC Remedy, classified as discontinued operations, from July 1, 2019 until the sale of the EC Remedy on August 8, 2019:

Three Months Ended September 30,
($ in millions)	2019
Net sales	$15.8

Income (loss) from discontinued operations	(7.1)
Tax expense on discontinued operations	0.6
Income (loss) from discontinued operations, net of tax	$(7.7)

Note 5 - Restructuring Plans

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

The Company's total Plan pre-tax restructuring costs are expected to be approximately $200 million. The Company estimates that approximately $150 million of the $200 million total costs will result in cash expenditures. Cash payments for the first quarter of fiscal year 2020 were $18.0 million, which includes $6.0 million of restructuring related expenditures. Cash payments of approximately $80 million are expected for the balance of the fiscal year. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

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

The Company's total Plan pre-tax restructuring costs are expected to be approximately $95 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $65 million of the $95 million total costs will result in cash expenditures. Cash payments for the first quarter of fiscal year 2020 were $3.0 million, with $15 million to $20 million expected during the remainder of the fiscal year. The Plan is expected to be materially completed during this fiscal year.

Other Restructuring Plans

The Company entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charge related to these Plans was approximately $0.3 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively.

Consolidated Amcor Restructuring Plans

The total costs incurred from the beginning of the Company's restructuring plans are as follows:

($ in millions)	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan	Other Restructuring Plans (1)	Total Restructuring and Related Expenses
Fiscal year 2019 net charges to earnings	64.1	47.9	18.8	130.8
Fiscal year 2020 first quarter net charges to earnings	3.4	13.9	0.3	17.6
Expense incurred to date	$67.5	$61.8	$19.1	$148.4

(1)
The Company entered into other individually immaterial restructuring plans. The Company's total incurred restructuring charge for these plans primarily relates to the Flexibles segment. Cash payments for these plans during the first quarter of fiscal year 2020 were $7.8 million.

An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Related Costs
Liability balance at June 30, 2019	72.5	6.7	8.4	87.6
Net charges to earnings	9.1	2.3	6.2	17.6
Cash paid	(17.2)	—	(5.6)	(22.8)
Non-cash and other	(1.0)	—	—	(1.0)
Foreign currency translation	(2.6)	(0.2)	(0.1)	(2.9)
Liability balance at September 30, 2019	$60.8	$8.8	$8.9	78.5

The costs related to restructuring activities have been presented on the consolidated statement of income as restructuring and related expenses. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheet under other current liabilities.

Note 6 - Inventories, Net

Inventories, net are summarized as follows:

($ in millions)	September 30, 2019	June 30, 2019
Raw materials and supplies	$865.8	$864.6
Work in process and finished goods	1,107.0	1,180.9
Less: inventory reserves	(98.4)	(91.7)
Total inventories, net	$1,874.4	$1,953.8

Note 7 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable segment follow:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2019	$4,180.8	$975.2	$5,156.0
Acquisition and acquisition adjustments	(6.6)	—	(6.6)
Currency translation	(30.6)	(1.5)	(32.1)
Balance as of September 30, 2019	$4,143.6	$973.7	$5,117.3

There is a $4.0 million accumulated goodwill impairment loss in the Rigid Packaging reportable segment as of September 30, 2019 and June 30, 2019.

Other Intangible Assets

The components of intangible assets follows:

	September 30, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,945.1	$(173.5)	$1,771.6
Computer software	228.2	(124.9)	103.3
Other (1)	329.2	(81.1)	248.1
Reported balance	$2,502.5	$(379.5)	$2,123.0

	June 30, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$2,053.7	$(144.0)	$1,909.7
Computer software	221.3	(127.0)	94.3
Other (1)	350.6	(47.8)	302.8
Reported balance	$2,625.6	$(318.8)	$2,306.8

(1)
Other includes $14.0 million and $14.2 million for September 30, 2019 and June 30, 2019, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

Amortization expense for intangible assets during the three months ended September 30, 2019 and 2018 were $73.5 million and $8.1 million, respectively.

Note 8 - Fair Value Measurements

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt and long-term debt. At September 30, 2019 and June 30, 2019, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

The fair value of long-term debt with variable interest rates approximates its carrying value. The fair value of the Company’s long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles. The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding capital leases) were as follows:

	September 30, 2019		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and capital leases)	$2,536.2	$2,650.0	$2,955.6	$3,041.3

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2019
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$—	$—	$—
Forward exchange contracts	—	11.3	—	11.3
Interest rate swaps	—	32.8	—	32.8
Cross currency interest rate swaps	—	2.4	—	2.4
Total assets measured at fair value	$—	$46.5	$—	$46.5

Liabilities
Contingent purchase consideration liabilities	$—	$—	$13.6	$13.6
Commodity contracts	—	4.6	—	4.6
Forward exchange contracts	—	7.4	—	7.4
Interest rate swaps	—	—	—	—
Total liabilities measured at fair value	$—	$12.0	$13.6	$25.6

	June 30, 2019
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$—	$—	$—
Forward exchange contracts	—	5.5	—	5.5
Interest rate swaps	—	32.8	—	32.8
Total assets measured at fair value	$—	$38.3	$—	$38.3

Liabilities
Contingent purchase consideration liabilities	$—	$—	$13.6	$13.6
Commodity contracts	—	4.6	—	4.6
Forward exchange contracts	—	9.3	—	9.3
Interest rate swaps	—	—	—	—
Total liabilities measured at fair value	$—	$13.9	$13.6	$27.5

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

The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the unaudited condensed consolidated balance sheet.

Note 9 - Derivative Instruments

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

Interest Rate Risk

The Company’s policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through the use of interest rate swaps. For interest rate swaps that are accounted for as fair value hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statement of income under other non-operating income (loss), net.

During the three months ended September 30, 2019, the Company entered into a cross-currency interest rate swap with a notional amount of $100.0 million. The Company did not designate it as a hedging instrument and thus changes in fair value were immediately recognized in earnings.

As of September 30, 2019 and June 30, 2019, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $828.3 million and $841.1 million, respectively.

Foreign Currency Risk

The Company manufactures and sells its products and finances operations in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The purpose of the Company’s foreign currency hedging program is to manage the volatility associated with the changes in exchange rates.

To manage this exchange rate risk, the Company utilizes forward contracts. Contracts that qualify for hedge accounting are designated as cash flow hedges of certain forecasted transactions denominated in foreign currencies. The effective portion of the changes in fair value of these instruments is reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is immediately recognized in the unaudited condensed consolidated statement of income. Changes in the fair value of forward contracts that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statement of income.

As of September 30, 2019 and June 30, 2019, the notional amount of the outstanding forward contracts was $1.3 billion and $1.0 billion, respectively.

The Company manages its currency exposure related to the net assets of its foreign operations primarily through borrowings denominated in the relevant currency. Foreign currency gains and losses from the remeasurement of external borrowings designated as net investment hedges of a foreign operation are recognized in AOCI, to the extent that the hedge is effective. The ineffective portion is immediately recognized in other non-operating income (loss), net in the unaudited condensed consolidated statement of income. When a hedged net investment is disposed of, a percentage of the cumulative amount recognized in AOCI in relation to the hedged net investment is recognized in the unaudited condensed consolidated statement of income as part of the profit or loss on disposal.

As of September 30, 2019, the carrying value of commercial paper issued which is designated as a net investment hedge was $67.0 million.

Commodity Risk

Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility in earnings due to price fluctuations, the Company utilizes fixed price swaps. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the unaudited condensed consolidated statement of income when the forecast transaction is realized.

At September 30, 2019 and June 30, 2019, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2019	June 30, 2019
Commodity	Volume	Volume
Aluminum	34,571 tons	29,342 tons

The following tables provide the location of derivative instruments in the unaudited condensed consolidated balance sheet:

($ in millions)	Balance Sheet Location	September 30, 2019	June 30, 2019
Assets
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other current assets	$2.9	$2.4
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	8.3	2.7
Cross currency interest rate swaps	Other current assets	2.4	—
Total current derivative contracts		13.6	5.1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	32.8	32.8
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current assets	0.1	0.4
Total non-current derivative contracts		32.9	33.2
Total derivative asset contracts		$46.5	$38.3

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$4.6	$4.6
Forward exchange contracts	Other current liabilities	2.0	1.5
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	5.4	7.1
Total current derivative contracts		12.0	13.2
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	—	0.3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current liabilities	—	0.4
Total non-current derivative contracts		—	0.7
Total derivative liability contracts		$12.0	$13.9

In addition to the fair value associated with derivative instruments noted in the table above, the Company had a carrying value of $67.0 million associated with non-derivative instruments designated as foreign currency net investment hedges as of both September 30, 2019 and June 30, 2019. The designated foreign currency-denominated debt is included in long-term debt in the unaudited condensed consolidated balance sheet.

Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheet.

The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statement of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,
($ in millions)		2019	2018
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(1.5)	$0.5
Forward exchange contracts	Net sales	(0.4)	0.1
Forward exchange contracts	Cost of sales	0.1	0.2
Total		$(1.8)	$0.8

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives not Designated as Hedging Instruments
		Three Months Ended September 30,
($ in millions)		2019	2018
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$(0.3)	$(0.6)
Cross currency interest rate swaps	Other income, net	(2.4)	(0.1)
Total		$(2.7)	$(0.7)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended September 30,
($ in millions)		2019	2018
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(0.1)	$(3.7)
Total		$(0.1)	$(3.7)

Note 10 - Leases

The Company has operating leases for certain manufacturing sites, office space, warehouses, land, vehicles and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods the Company is reasonably certain to exercise. Short term leases with a term of twelve months or less, including reasonably certain holding periods, are not recorded on the balance sheet. The Company's leases do not contain any material residual value guarantees or material restrictive covenants. At September 30, 2019, the Company does not have material lease commitments that have not commenced.

The components of lease expense were as follows:

(in millions)	Three Months Ended September 30,
Statement of Income Location	2019
Operating leases
Cost of products sold	$22.7
Selling, general and administrative expenses	5.7
Total lease cost (1)	$28.4

(1)	Includes short-term leases and variable lease costs, which are immaterial.

Lease costs for finance leases were immaterial for the three months ended September 30, 2019.

Supplemental balance sheet information related to leases was as follows:

(in millions)	Balance Sheet Location	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$569.8
Finance lease assets (1)	Property, plant and equipment, net	2.3
Total lease assets		$572.1

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$83.7
Non-current operating lease liabilities	Operating lease liabilities	506.8
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	1.3
Non-current finance lease liabilities	Long-term debt, less current portion	2.9
Total lease liabilities		$594.7

(1)	Finance lease assets are recorded net of accumulated amortization of $7.8 million at September 30, 2019.

As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date to determine the present value of lease payments.

Supplemental cash flow information related to leases was as follows:

Three Months Ended September 30,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.0

Lease assets obtained in exchange for new lease obligations:
Operating leases	$25.7
Finance leases	$0.8

Maturities of lease liabilities were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of 2020	$82.8	$1.4
2021	94.2	1.1
2022	82.5	1.0
2023	71.7	0.8
2024	61.3	0.7
Thereafter	351.0	0.3
Total lease payments	743.5	5.3
Less: imputed interest	153.0	1.1
Present value of lease liabilities	$590.5	$4.2

The Company’s future minimum lease commitments as of June 30, 2019, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

(in millions)	Operating Leases
2020	$97.6
2021	90.4
2022	77.7
2023	67.3
2024	55.9
Thereafter	301.8
Total minimum obligations	$690.7

The weighted average remaining lease term and discount rate are as follows:

September 30, 2019
Weighted average remaining lease term (in years):
Operating leases	10.2
Finance leases	4.1

Weighted average discount rate:
Operating Leases	4.3%
Finance leases	10.0%

Note 11 - Components of Net Periodic Benefit Cost

Net periodic benefit cost for benefit plans include the following components:

	Three Months Ended September 30,
($ in millions)	2019	2018
Service cost	$6.2	$3.9
Interest cost	12.3	6.7
Expected return on plan assets	(18.0)	(8.4)
Amortization of net loss	1.5	1.0
Amortization of prior service credit	(0.4)	(0.5)
Net periodic benefit cost	$1.6	$2.7

Note 12 - Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year to date income before income taxes and equity in income of affiliated companies and adjusts for discrete tax items recorded in the period.

The provision for income taxes for the three months ended September 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred.

Income tax expense for the three months ended September 30, 2019 is $21.8 million compared to $21.7 million in the same period in 2018. The effective tax rate increased by 5.1%, from 17.8% to 22.9%. The modest increase in income tax provision and the increase in the effective tax rate was primarily related to non-deductible restructuring and transaction costs and the increase of operating income earned in higher tax jurisdictions as a result of the Bemis acquisition.

Note 13 - Shareholders' Equity

The changes in ordinary and treasury shares during the three months ended September 30, 2019 and 2018 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2018	1,158.1	$—	0.9	$(10.7)
Options exercised and shares vested			(2.6)	26.7
Settlement of forward contracts to purchase own equity to meet share base incentive plans, net of tax			2.5	(25.1)
Purchase of treasury shares			2.1	(21.2)
Balance as of September 30, 2018	1,158.1	$—	2.9	$(30.3)

Balance as of June 30, 2019	1,625.9	$16.3	1.4	$(16.1)
Share buy-back/cancellations	(5.8)	(0.1)
Options exercised and shares vested			(1.4)	14.8
Purchase of treasury shares			1.1	(10.2)
Balance as of September 30, 2019	1,620.1	$16.2	1.1	$(11.5)

The changes in the components of accumulated other comprehensive income (loss) during the three months ended September 30, 2019 and 2018 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Income (Loss)
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2018	$(669.3)	$—	$(30.6)	$(8.6)	$(708.5)
Other comprehensive income (loss) before reclassifications	33.5	(24.9)	(0.1)	(1.4)	7.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.4	(0.8)	(0.4)
Net current period other comprehensive income (loss)	33.5	(24.9)	0.3	(2.2)	6.7
Balance as of September 30, 2018	$(635.8)	$(24.9)	$(30.3)	$(10.8)	$(701.8)

Balance as of June 30, 2019	$(609.4)	$(11.2)	$(89.6)	$(12.2)	$(722.4)
Other comprehensive income (loss) before reclassifications	(59.5)	(1.9)	—	(1.2)	(62.6)
Amounts reclassified from accumulated other comprehensive income (loss)	8.8	—	0.9	1.8	11.5
Net current period other comprehensive income (loss)	(50.7)	(1.9)	0.9	0.6	(51.1)
Balance as of September 30, 2019	$(660.1)	$(13.1)	$(88.7)	$(11.6)	$(773.5)

The following tables provide details of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended September 30,
($ in millions)	2019	2018
Amortization of pension:
Amortization of prior service credit	$(0.4)	$(0.5)
Amortization of actuarial loss	1.5	1.0
Total before tax effect	1.1	0.5
Tax benefit on amounts reclassified into earnings	(0.2)	(0.1)
Total net of tax	$0.9	$0.4

(Gains) losses on cash flow hedges:
Commodity contracts	$1.5	$(0.5)
Forward exchange contracts	0.3	(0.3)
Total before tax effect	1.8	(0.8)
Tax benefit on amounts reclassified into earnings	—	—
Total net of tax	$1.8	$(0.8)

(Gains) losses on foreign currency translation:
Foreign currency translation adjustment (1)	$8.8	$—
Total before tax effect	8.8	—
Tax benefit on amounts reclassified into earnings	—	—
Total net of tax	$8.8	$—

(1)
The Company recorded a loss on the sale of the EC Remedy of $8.8 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive income to earnings. Refer to Note 4, "Discontinued Operations" for more information.

Note 14 - Segments

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

Operating segments are organized along the Company's product lines and geographical areas. In conjunction with the acquisition of Bemis, the Company reassessed its segment reporting structure in the first fiscal quarter of 2020 and elected to disaggregate the Flexibles Americas operating segment into Flexibles North America and Flexibles Latin America. The five Flexibles operating segments (Flexibles Europe, Middle East and Africa; Flexibles North America, Flexibles Latin America; Flexibles Asia Pacific and Specialty Cartons) have been aggregated in the Flexibles reporting segment as they exhibit similarity in long-term forecasted economic characteristics, similarity in the products they offer, their production technologies, the customers they serve, the nature of their service delivery models, and their regulatory environments.

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

The accounting policies of the reportable segments are the same as those in the consolidated financial statements. The Company also has investments in operations in AMVIG that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment net sales.

The following table presents information about reportable segments:

	Three Months Ended September 30,
($ in millions)	2019	2018
Sales including intersegment sales
Flexibles	$2,430.8	$1,533.8
Rigid Packaging	710.6	729.0
Other	—	—
Total sales including intersegment sales	3,141.4	2,262.8

Intersegment sales
Flexibles	0.7	0.4
Rigid Packaging	—	—
Other	—	—
Total intersegment sales	0.7	0.4

Net sales	$3,140.7	$2,262.4

Adjusted EBIT from continuing operations
Flexibles	$290.5	$157.5
Rigid Packaging	70.5	68.3
Other	(25.9)	(14.4)
Adjusted EBIT from continuing operations	335.1	211.4
Less: Material restructuring programs (1)	(17.3)	(10.1)
Less: Impairments in equity method investments (2)	—	(2.5)
Less: Material acquisition costs and other (3)	(83.6)	(5.3)
Less: Amortization of acquired intangible assets from business combinations (4)	(68.3)	(4.8)
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	—	(2.7)
Less: Impact of hyperinflation (6)	(15.4)	(9.4)
EBIT from continuing operations	150.5	176.6

Interest income	6.7	2.9
Interest expense	(59.7)	(56.3)
Equity in (income) loss of affiliated companies, net of tax	(2.3)	(1.7)
Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	$95.2	$121.5

(1)
Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three months ended September 30, 2019. For the three months ended September 30, 2018, material restructuring plans include the 2018 Rigid Packaging Restructuring Plan. Refer to Note 5, "Restructuring Plans," for more information about the Company's restructuring plans.

(2)	Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG.

(3)
Material acquisition costs and other includes $58.0 million of Bemis acquisition related inventory fair value step-up and $25.6 million of Bemis transaction related costs and integration costs not qualifying as exit costs.

(4)
Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $25.9 million of sales backlog amortization in the fiscal first quarter of 2020 from the Bemis acquisition.

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

The Company does not have sales to a single customer that exceed 10% of consolidated net sales for the three months ended September 30, 2019. Sales to PepsiCo., and its subsidiaries, accounted for approximately 12.1% of net sales under multiple separate contractual agreements for the three months ended September 30, 2018. The Company sells to this customer in both the Rigid Packaging and the Flexibles reportable segments.

The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operation:

	Three Months Ended September 30,
($ in millions)	2019	2018
North America	$1,492.9	$772.2
Latin America	388.7	263.3
Europe	885.5	885.2
Asia Pacific	373.6	341.7
Net sales	$3,140.7	$2,262.4

Note 15 - Earnings Per Share Computations

The Company applies the two-class method when computing its earnings per share ("EPS"), which requires that net income per share for each class of share be calculated assuming all of the Company's net income is distributed as dividends to each class of share based on their contractual rights.

Basic EPS is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding after excluding the ordinary shares to be repurchased using forward contracts. Diluted EPS includes the effects of share options, restricted shares, performance rights, performance shares and share rights, if dilutive.

	Three Months Ended September 30,
(in millions, except per share amounts)	2019	2018
Numerator
Net income attributable to Amcor plc	$66.0	$98.4
Distributed and undistributed earnings attributable to shares to be repurchased	—	(0.2)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$66.0	$98.2
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$73.7	$98.2
Net income available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$(7.7)	$—

Denominator
Weighted-average ordinary shares outstanding	1,623.5	1,156.5
Weighted-average ordinary shares to be repurchased by Amcor plc	(0.3)	(2.5)
Weighted-average ordinary shares outstanding for EPS—basic	1,623.2	1,154.0
Effect of dilutive shares	2.9	4.7
Weighted-average ordinary shares outstanding for EPS—diluted	1,626.1	1,158.7

Per ordinary share income
Income from continuing operations	$0.05	$0.09
Income from discontinued operations	(0.01)	—
Basic earnings per ordinary share	$0.04	$0.09

Income from continuing operations	$0.05	$0.08
Income from discontinued operations	(0.01)	—
Diluted earnings per ordinary share	$0.04	$0.08

Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options represented an aggregate of 17.3 million and 7.6 million shares in the three months ended September 30, 2019 and 2018, respectively.

Note 16 - Contingencies and Legal Proceedings

Contingencies

The Company's operations in Brazil are involved in various governmental assessments, principally related to claims for excise and income taxes. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the liquidity of Amcor. At September 30, 2019 and June 30, 2019, the Company has recorded an accrual of $15.3 million and $16.4 million, respectively, included in other non-current liabilities in the unaudited condensed consolidated balance sheet and has estimated a reasonably possible loss exposure in excess of the accrual of $25.5 million and $23.7 million, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

As of September 30, 2019, Amcor provided letters of credit of $42.2 million and deposited cash of $13.1 million with the courts to continue to defend the cases.

Legal Proceedings

On April 18, 2019, prior to the closure of the Amcor and Bemis transaction, litigation funding firm, Burford Capital, notified Bemis on behalf of two shareholder funds (BCIM Strategic Value Master Fund LP and BCIM SV SMA I LLC) that the funds would not accept the fixed exchange ratio for Amcor shares and instead intended to file a case asking a Missouri state court to appraise the value of their Bemis shares and compensate them accordingly. On June 24, 2019, the Burford funds sent a formal written demand for payment of the fair value of the funds’ shares. On September 6, the Burford funds filed a Petition for Appraisal of Stock in the Missouri court. As the Company is in the very early stages of this proceeding, it is difficult to predict the potential outcome.

Two lawsuits brought by purported holders of Bemis stock against Bemis and Bemis directors and officers are pending in federal court in the U.S. District Court for the Southern District of New York, in which plaintiffs are seeking damages for alleged violations of the Exchange Act of 1934 and U.S. Securities and Exchange Commission rules and regulations. Plaintiffs allege a failure to disclose adequately information in the proxy statement issued in connection with the Amcor-Bemis merger. The cases are: Dixon, et al. v. Bemis Company, Inc. et al. and Stein v. Bemis Company, Inc. et al., which were instituted on April 15, 2019 and April 17, 2019, respectively.

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

Note 17 - Subsequent Events

On November 7, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per share to be paid on December 17, 2019 to shareholders of record as of November 28, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to Condensed Consolidated Financial Statements.

Summary of Financial Results

	Three Months Ended September 30,
($ in millions, except per share amounts)	2019		2018
Net sales	$3,140.7	100.0%	$2,262.4	100.0%
Cost of Sales	(2,594.0)	(82.6%)	(1,868.6)	(82.6%)

Gross profit	546.7	17.4%	393.8	17.4%

Operating expenses:
Selling, general, and administrative expenses	(371.9)	(11.8%)	(198.3)	(8.8%)
Research and development expenses	(25.9)	(0.8%)	(14.2)	(0.6%)
Restructuring and related expenses	(17.6)	(0.6%)	(12.5)	(0.6%)
Other income, net	9.3	0.3%	8.7	0.4%

Operating income	140.6	4.5%	177.5	7.8%

Interest income	6.7	0.2%	2.9	0.1%
Interest expense	(59.7)	(1.9%)	(56.3)	(2.5%)
Other non-operating income (loss), net	7.6	0.2%	(2.6)	(0.1%)

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	95.2	3.0%	121.5	5.4%

Income tax expense	(21.8)	(0.7%)	(21.7)	(1.0%)
Equity in income (loss) of affiliated companies	2.3	0.1%	1.7	0.1%

Income from continuing operations	75.7	2.4%	101.5	4.5%

Income (loss) from discontinued operations	(7.7)	(0.2%)	—	—%

Net income	$68.0	2.2%	$101.5	4.5%

Net (income) loss attributable to non-controlling interests	(2.0)	(0.1%)	(3.1)	(0.1%)

Net income attributable to Amcor plc	$66.0	2.1%	$98.4	4.3%

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

Significant Items Affecting the Periods Presented

The Acquisition of Bemis Company, Inc.

On June 11, 2019, we completed the acquisition of 100% of the outstanding shares of Bemis Company, Inc ("Bemis"), a global manufacturer of flexible packaging products based in the United States, for the purchase price of $5.2 billion in an all-stock transaction. In connection with the Bemis transaction, we assumed $1.4 billion of debt.

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

Our total Plan pre-tax restructuring costs are expected to be approximately $200 million. We estimate that approximately $150 million of the $200 million total costs will result in cash expenditures. Cash payments for the first quarter of fiscal year 2020 were $18 million, which includes $6.0 million of restructuring related expenditures. Cash payments of approximately $80 million are expected for the balance of the fiscal year. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

2018 Rigid Packaging Restructuring Plan

On August 21, 2018, we announced a restructuring plan in Amcor Rigid Packaging ("2018 Rigid Packaging Restructuring Plan") aimed at reducing structural costs and optimizing the footprint. The Plan includes the closures of manufacturing facilities and headcount reductions to achieve manufacturing footprint optimization and productivity improvements as well as overhead cost reductions.

Our total Plan pre-tax restructuring costs are expected to be approximately $95 million with the main component being the cost to exit manufacturing facilities and employee related costs. We estimate that approximately $65 million of the $95 million total costs will result in cash expenditures. Cash payments for the first quarter of fiscal year 2020 were $3.0 million, with $15 million to $20 million expected during the remainder of the fiscal year. The Plan is expected to be materially completed during this fiscal year.

High Inflation Accounting

We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of its Argentinean subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the first fiscal quarter of 2020 resulted in a negative impact of $15.4 million in foreign currency transaction losses that was reflected on the unaudited condensed consolidated statement of income.

Results of Operations - First Quarter 2020

Consolidated Results of Operations

	Three Months Ended September 30,
($ in millions)	2019	2018
Net sales	$3,140.7	$2,262.4
Operating income	140.6	177.5
Operating profit as a percentage of net sales	4.5%	7.8%

Net income attributable to Amcor plc	$66.0	$98.4
Diluted EPS	$0.04	$0.08

Net sales increased $878.3 million, or 38.8%, to $3,140.7 million for the three months ended September 30, 2019, from $2,262.4 million for the three months ended September 30, 2018. Including Bemis net sales for the same period and adjusting for both EC and U.S. Remedy impacts would add net sales of $961.1 million leading to a combined sales for the three months ended September 30, 2018 of $3,223.5 million. Excluding negative currency impacts of $50.8 million, or (1.6%), the decrease in net sales for the three months ended September 30, 2019 was $32.0 million, or (1.0%), driven by unfavorable volumes of (0.4%) and all other drivers including pricing, pass-through of lower raw material costs and mix of (0.6%).

Net income attributable to Amcor plc decreased $32.4 million, or 32.9%, to $66.0 million for the three months ended September 30, 2019, from $98.4 million for the three months ended September 30, 2018 mainly as a result of the Bemis related acquisition, transaction and integration cost impacts.

Diluted EPS decreased to $0.04 for the three months ended September 30, 2019, from $0.08 for the three months ended September 30, 2018, with the net income attributable to ordinary shareholders of Amcor plc decreasing by 32.9% and the diluted weighted average number of shares outstanding increasing 40.3% for three months ended September 30, 2019 compared to three months ended September 30, 2018. The increase in the diluted weighted average number of shares outstanding was due to the acquisition of Bemis.

Segment Results of Operations

Flexibles Segment

Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Three Months Ended September 30,
($ in millions)	2019	2018
Net sales including intersegment sales	$2,430.8	$1,533.8
Adjusted EBIT from continuing operations	290.5	157.5
Adjusted EBIT from continuing operations as a percentage of net sales	12.0%	10.3%

Net sales including intersegment sales increased $897.0 million, or 58.5%, to $2,430.8 million for the three months ended September 30, 2019, from $1,533.8 million for the three months ended September 30, 2018. Including Bemis net sales including intersegment sales for the same period and adjusting for both EC and U.S. Remedy impacts would add net sales of $962.9 million leading to a combined net sales including intersegment sales for the three months ended September 30, 2018 of $2,496.7 million. Excluding negative currency impacts of $47.0 million, or (1.9%), the decrease in net sales for the three months ended September 30, 2019 was $18.9 million, or (0.7%), driven by unfavorable volumes of (0.6%) and all other drivers including pricing, raw material pass-through and mix of (0.1%).

Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") increased $133.0 million, or 84.4%, to $290.5 million for the three months ended September 30, 2019, from $157.5 million for the three months ended September 30, 2018. Including Bemis Adjusted EBIT for the same period and adjusting for both EC and U.S. Remedy impacts would add Adjusted EBIT of $114.1 million leading to a combined Adjusted EBIT for the three months ended September 30, 2018 of $271.6 million. Excluding negative currency impacts of $4.2 million, or (1.5%), the increase in EBIT for the three months ended September 30, 2019 was $23.1 million or 8.5%, driven by plant cost improvements of 8.4%, SG&A and other cost improvements of 2.4% partially offset by unfavorable volume contribution of (2.3%).

Rigid Packaging Segment

Our Rigid Packaging reporting segment is one of the world's largest manufacturers of rigid packaging containers and related products.

	Three Months Ended September 30,
($ in millions)	2019	2018
Net sales including intersegment sales	$710.6	$729.0
Adjusted EBIT from continuing operations	70.5	68.3
Adjusted EBIT from continuing operations as a percentage of net sales	9.9%	9.4%

Net sales including intersegment sales decreased $18.4 million, or (2.5%), to $710.6 million for the three months ended September 30, 2019, from $729.0 million for the three months ended September 30, 2018. Excluding negative currency impacts of $3.8 million, or (0.5%), the decrease in net sales including intersegment sales for the three months ended September 30, 2019 was $14.6 million, or (1.8%), driven by unfavorable pass-through of lower raw material costs of (0.9%) and unfavorable mix of (0.9%).

Adjusted EBIT increased $2.2 million, or 3.2%, to $70.5 million for the three months ended September 30, 2019, from $68.3 million for the three months ended September 30, 2018. Excluding negative currency impacts of $0.1 million, or (0.1%), the increase in Adjusted EBIT for the three months ended September 30, 2019 was $2.3 million, or 3.3%, driven by plant cost improvements of 6.3%, volume/price improvements of 1.6%, and SG&A and other cost improvements of 1.8% partially offset by unfavorable mix contribution of (6.4%).

Consolidated Gross Profit

	Three Months Ended September 30,
($ in millions)	2019	2018
Gross profit	$546.7	$393.8
Gross profit as a percentage of net sales	17.4%	17.4%

Gross profit increased by $152.9 million, or 38.8%, to 546.7 million for the three months ended September 30, 2019, from $393.8 million for the three months ended September 30, 2018. The increase was primarily driven in the Flexibles reporting segment by the Bemis acquisition.

Consolidated Selling, General and Administrative ("SG&A") Expense

	Three Months Ended September 30,
($ in millions)	2019	2018
SG&A expenses	$(371.9)	$(198.3)
SG&A expenses as a percentage of net sales	(11.8%)	(8.8%)

SG&A expenses increased by $173.6 million, or 87.5%, to $371.9 million for the three months ended September 30, 2019, from $198.3 million for the three months ended September 30, 2018. The increase was primarily driven in the Flexibles reporting segment by the Bemis related acquisition, transaction and integration cost impacts.

Consolidated Research and Development ("R&D") Expense

	Three Months Ended September 30,
($ in millions)	2019	2018
R&D expenses	$(25.9)	$(14.2)
R&D expenses as a percentage of net sales	(0.8%)	(0.6%)

Research and development costs increased $11.7 million, or 82.4%, for the three months ended September 30, 2019, from $14.2 million for the three months ended September 30, 2018. The increase was primarily driven by the addition of the Bemis cost base and timing of project costs.

Consolidated Restructuring and Related Expense

	Three Months Ended September 30,
($ in millions)	2019	2018
Restructuring and related expenses	$(17.6)	$(12.5)
Restructuring and related expenses as a percentage of net sales	(0.6%)	(0.6%)

Restructuring and related expense increased by $5.1 million, or 40.8%, to $17.6 million for the three months ended September 30, 2019, from $12.5 million for the three months ended September 30, 2018. The increase was primarily driven by restructuring activities in connection with the Rigid Packaging Restructuring Program and integration activities in connection with the Bemis transaction.

Consolidated Other Income, Net

	Three Months Ended September 30,
($ in millions)	2019	2018
Other income, net	$9.3	$8.7
Other income, net, as a percentage of net sales	0.3%	0.4%

Other income, net increased by $0.6 million, or 6.9%, to $9.3 million for the three months ended September 30, 2019, from $8.7 million for the three months ended September 30, 2018 mainly driven by foreign exchange movements.

Consolidated Interest Income

	Three Months Ended September 30,
($ in millions)	2019	2018
Interest income	$6.7	$2.9
Interest income as a percentage of net sales	0.2%	0.1%

Interest income increased by $3.8 million, or 131.0%, to $6.7 million for the three months ended September 30, 2019, from $2.9 million for the three months ended September 30, 2018 driven by increased cash balances in subsidiary operations.

Consolidated Interest Expense

	Three Months Ended September 30,
($ in millions)	2019	2018
Interest expense	$(59.7)	$(56.3)
Interest expense as a percentage of net sales	(1.9%)	(2.5%)

Interest expense increased by $3.4 million or 6.0%, to $59.7 million for the three months ended September 30, 2019, from $56.3 million for the three months ended September 30, 2018. The increase was primarily driven by the addition of the Bemis debt portfolio as a result of the Bemis acquisition offset by lower overall funding costs.

Consolidated Other Non-Operating Income (Loss), Net

	Three Months Ended September 30,
($ in millions)	2019	2018
Other non-operating income (loss), net	$7.6	$(2.6)
Other non-operating income (loss), net, as a percentage of net sales	0.2%	(0.1%)

Other non-operating income (loss), net increased by $10.2 million to a $7.6 million gain for the three months ended September 30, 2019, from a $2.6 million loss for the three months ended September 30, 2018 mainly driven by favorable pension impacts.

Consolidated Income Tax Expense

	Three Months Ended September 30,
($ in millions)	2019	2018
Income tax expense	$(21.8)	$(21.7)
Effective income tax rate	22.9%	17.8%

Provision for income taxes for the three months ended September 30, 2019 totaled $21.8 million, resulting in an effective tax rate of 22.9%. Provision for income taxes for the three months ended September 30, 2018 totaled $21.7 million, resulting in an effective tax rate of 17.8%.

The modest increase in income tax provision and the increase in the effective tax rate was primarily related to non-deductible restructuring and transaction costs and the increase of operating income earned in higher tax jurisdictions as a result of the Bemis acquisition.

The effective tax rate from continuing operations was 22% for the three months ended September 30, 2019.

Presentation of Non-GAAP Information

This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("EBIT") from continuing operations, adjusted net income from continuing operations, and net debt.  These non-GAAP financial measures adjust for factors that are unusual or unpredictable.  These measures exclude the impact of significant tax reform, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation and the write-down of equipment.  These measures also exclude gains or losses on sales of significant property and divestitures, certain litigation matters, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory and order backlog and changes in the fair value of deferred acquisition payments.  This adjusted information should not be construed as an alternative to results determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  Management of the Company uses the non-GAAP measures to evaluate operating performance and believes that these non-GAAP measures are useful to enable investors to perform comparisons of current and historical performance of the Company.

A reconciliation of reported net income attributable to Amcor plc to adjusted EBIT from continuing operations and adjusted net income from continuing operations for the three months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,
($ in millions)	2019	2018
Net income attributable to Amcor plc, as reported	$66.0	$98.4
Add: Net income (loss) attributable to non-controlling interests	2.0	3.1
Less: (Income) loss from discontinued operations, net of tax	7.7	—
Income from continuing operations	75.7	101.5
Add: Income tax expense	21.8	21.7
Add: Interest expense	59.7	56.3
Less: Interest income	(6.7)	(2.9)
EBIT from continuing operations	150.5	176.6
Add: Material restructuring programs (1)	17.3	10.1
Add: Impairments in equity method investments (2)	—	2.5
Add: Material acquisition costs and other (3)	83.6	5.3
Add: Amortization of acquired intangible assets from business combinations (4)	68.3	4.8
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	—	2.7
Add: Impact of hyperinflation (6)	15.4	9.4
Adjusted EBIT from continuing operations	335.1	211.4
Less: Income tax expense	(21.8)	(21.7)
Add: Adjustments to income tax expense (7)	(40.2)	(5.2)
Less: Interest expense	(59.7)	(56.3)
Add: Interest income	6.7	2.9
Less: Net (income) loss attributable to non-controlling interests	(2.0)	(3.1)
Adjusted net income from continuing operations	$218.1	$128.0

(1)
Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three months ended September 30, 2019. For the three months ended September 30, 2018, material restructuring plans include the 2018 Rigid Packaging Restructuring Plan. Refer to Note 5, "Restructuring Plans," for more information about our restructuring plans.

(2)	Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG.

(3)
Material acquisition costs and other includes $58.0 million of Bemis acquisition related inventory fair value step-up and $25.6 million of Bemis transaction related costs and integration costs not qualifying as exit costs.

(4)
Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $25.9 million of sales backlog amortization in the fiscal first quarter of 2020 from the Bemis acquisition.

(5)
Economic net investment hedging activities not qualifying for hedge accounting includes the exchange rate movements on external loans not deemed to be effective net investment hedging instruments resulting from the our conversion to U.S. GAAP from Australian Accounting Standards ("AAS") recognized in other non-operating income (loss), net.

(6)	Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(7)	Net tax impact on items (1) through (6) above.

Reconciliation of Net Debt

A reconciliation of total debt to net debt at September 30, 2019 and June 30, 2019 is as follows:

($ in millions)	September 30, 2019	June 30, 2019
Current portion of long-term debt	$5.0	$5.4
Short-term debt	312.8	788.8
Long-term debt, less current portion	5,454.8	5,309.0
Total debt	5,772.6	6,103.2
Less cash and cash equivalents	480.2	601.6
Net debt	$5,292.4	$5,501.6

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

Overview

	Three Months Ended September 30,
($ in millions)	2019	2018	Change 1Q 2020 vs. 1Q 2019
Cash flow from operating activities	$(89.4)	$(305.8)	$216.4
Cash flow from investing activities	284.1	(105.8)	389.9
Cash flow from financing activities	(306.2)	154.3	(460.5)

Cash Flow Overview

Cash Flow from Operating Activities

Net cash outflows used in operating activities decreased by $216.4 million, or 70.8%, to $89.4 million for the three months ended September 30, 2019, from $305.8 million for the three months ended September 30, 2018. This decrease was primarily due to impacts from the Bemis acquisition and improvements in working capital management.

Cash Flow from Investing Activities

Net cash inflows provided by investing activities increased by $389.9 million, or 368.5%, to $284.1 million for the three months ended September 30, 2019, from a $105.8 million outflow for the three months ended September 30, 2018. This increase was primarily due to disposal proceeds from the EC and U.S. Remedies related to the Bemis acquisition.

Cash Flow from Financing Activities

Net cash flows used in financing activities decreased by $460.5 million, or 298.4%, to $306.2 million for the three months ended September 30, 2019, from a $154.3 million inflow for the three months ended September 30, 2018. This decrease was primarily due to the repayment of the $400.0 million, 6.80%, Bemis Notes.

Net Debt

We borrow money from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

Short-term debt consists of bank debt with a duration of less than 12 months and bank overdrafts which are classified as current due to the short-term nature of the borrowings, except where we have the ability and intent to refinance and as such extend the debt beyond 12 months. The current portion of the long-term debt, except where we have the ability and intent to refinance, consists of debt amounts repayable within a year after the balance sheet date.

Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of September 30, 2019, we are in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

Our net debt as of September 30, 2019 and June 30, 2019 was $5.3 billion and $5.5 billion, respectively, with the change being primarily due to proceeds received from the divestment of the EC Remedy on the August 8, 2019. Refer to Note 3, "Acquisitions," for more information about the EC Remedy.

Available Financing

As of September 30, 2019, we had undrawn credit facilities available in the amount of $2.4 billion. Our senior facilities are available to fund working capital, growth capital expenditures and refinancing obligations and are provided to us by five separate bank syndicates. On September 25, 2019, we canceled $250.0 million of the $750.0 million term loan facility. As of September 30, 2019, the revolving senior bank debt facilities had an aggregate limit of $5.3 billion, of which $2.9 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facilities mature between fiscal years 2020 and 2024.

Dividend Payments

During the three months ended September 30, 2019, we declared a $0.12 cash dividend per ordinary share.

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

Share Repurchases

On August 21, 2019, our Board of Directors approved an on-market buy-back of $500 million of ordinary shares and Chess Depositary Instruments ("CDIs"). During the three months ended September 30, 2019, the Company repurchased approximately $58.2 million, or 5.8 million shares. The shares repurchased as part of the program were canceled upon repurchase.

We had cash outflows of $10.2 million and $21.2 million for the purchase of our shares in the open market during the three months ended September 30, 2019 and 2018, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of September 30, 2019 and June 30, 2019, we held treasury shares at cost of $11.5 million and $16.1 million, representing 1.1 million and 1.4 million shares, respectively.

New Accounting Pronouncements

Refer to Note 2, "New Accounting Guidance," in the Notes to Consolidated Financial Statements.

Critical Accounting Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to pension costs, intangible assets and goodwill, deferred taxes, and equity accounted investments. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in the our Annual Report on Form 10-K for the year ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three-month period ended September 30, 2019.  For additional information, refer to Note 8, "Fair Value Measurements," and Note 9, "Derivative Instruments," to the notes to the Company's unaudited condensed consolidated financial statements and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Item 4. Controls and Procedures

As disclosed in our Annual Report on Form 10-K filed with the SEC on September 3, 2019, we identified two material weaknesses in our internal control over financial reporting during the conversion of our historical AAS financial statements to U.S. GAAP. The first material weakness was related to our lack of accounting staff and supervisory personnel with the appropriate level of experience in technical accounting in U.S. GAAP and disclosure and filing requirements of a U.S. domestic registrant. We are currently in the process of remediating this material weakness and have taken numerous steps to address the underlying causes of the material weakness. We have hired additional financial reporting personnel with U.S. GAAP technical accounting and financial reporting experience, aligned our accounting policies and procedures with U.S. GAAP, enhanced our internal review procedures during the financial close process, and begun technical training for accounting and finance personnel.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

As a result of the material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

The material set forth in Note 16, "Contingencies and Legal Proceedings," of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

Information about our risk factors is contained in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. We believe that at September 30, 2019, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended September 30, 2019 were as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
August 1 - 31, 2019	996	$9.75	—	$500.0
September 1 - 30, 2019	5,819	10.09	5,766	441.8
Total	6,815	$10.04	5,766	$441.8

(1)
On August 20, 2019, our Board of Directors approved an on-market buy-back program of $500 million of ordinary shares and CHESS Depositary Instruments ("CDIs"). Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

(2)	Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.

(3)
Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards. The average price paid per share related to the $500 million buy-back program was $10.09. Average price paid per share excludes costs associated with the repurchase.

Item 3. Defaults Upon Senior Securities

Note applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties thereto. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

Exhibit	Description	Form of Filing
3.1	Articles of Association of Amcor plc (incorporated by reference to Exhibit 3.1 to Amcor plc’s Current Report on Form 8-K filed with the SEC on June 13, 2019).	Incorporation by Reference
3.2	Memorandum of Association of Amcor plc (incorporated by reference to Exhibit 3.2 to Amcor plc’s Registration Statement on Form S-4 filed with the SEC on March 12, 2019).	Incorporation by Reference
31.1	Chief Executive Officer Certification required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed Herewith
31.2	Chief Financial Officer Certification required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed Herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBLR tags are embedded within the Inline XBRL document.	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Electronically
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date	November 7, 2019	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer