Form 10-Q
period 2019-12-31
Amcor plc
filed 2020-02-11
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-36786

AMCOR PLC
(Exact name of Registrant as specified in its charter)

Jersey	98-1455367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

83 Tower Road North
Warmley, Bristol BS30 8XP
United Kingdom
(Address of principal executive offices)

Registrant’s telephone number, including area code: +44 117 9753200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01 Per Share	AMCR	New York Stock Exchange

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

As of February 7, 2020, the registrant had 1,604,047,277 ordinary shares, $0.01 par value, outstanding.

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

This Quarterly Report on Form 10-Q contains certain estimates, predictions, and other "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "anticipate," "intend," "estimate," "target," "may," "will," "plan," "project," "should," "continue," "outlook," "approximately," "would," "could," or the negative thereof or other similar expressions, or discussion of future goals or aspirations, which are predictions of or indicate future events and trends and which do not relate to historical matters. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance (financial and otherwise), including those of acquired companies, perceived opportunities in the market and statements regarding our strategy and vision. Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Factors that could cause actual results to differ from those expected include, but are not limited to:

•	We are exposed to changes in consumer demand patterns and customer requirements in numerous industries;

•	the loss of key customers, a reduction in their production requirements or consolidation among key customers which could have a significant adverse impact on our sales revenue and profitability;

•	significant competition in the industries and regions in which we operate, which could adversely affect our business;

•	the failure to realize the anticipated benefits of the acquisition of Bemis;

•	the failure to successfully integrate the business and operations of Bemis in the expected time frame may adversely affect our future results;

•	we may be unable to expand our current business effectively through either organic growth, including by product innovation, or acquisitions;

•	challenges to or the loss of our intellectual property rights, which could have an adverse impact on our ability to compete effectively;

•	challenging current and future global economic conditions, which have had, and may continue to have, a negative impact on our business operations and financial results;

•	our international operations subject us to various risks that could adversely affect our business operations and financial results;

•	price fluctuations or shortages in the availability of raw materials, energy and other inputs, which could adversely affect our business;

•	we are subject to production, supply and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic downturn;

•	a failure in our information technology systems which could negatively affect our business;

•	if we are unable to attract and retain key personnel, we may be adversely affected;

•	we are subject to costs and liabilities related to current and future environmental and health and safety laws and regulations that could adversely affect our business;

•	we are subject to the risk of labor disputes, which could adversely affect our business;

•	our financing agreements will need to be renegotiated if the London Interbank Offered Rate ("LIBOR") ceases to exist;

•	we are exposed to foreign exchange rate risk;

•	an increase in interest rates could reduce our reported results of operations;

•	a downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations;

•	failure to hedge effectively against adverse fluctuations in interest rates and foreign exchange rates could negatively impact our results of operations;

•	a significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth;

•	significant demands have been placed on our financial controls and reporting systems as a result of the acquisition of Bemis;

•
if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock;

•	our insurance policies, including our use of a captive insurance company, may not provide adequate protection against all of the risks we face;

•	litigation or regulatory developments which could adversely affect our business operations and financial performance;

•	changing government regulations in environmental, health, and safety matters which may adversely affect our company; and

•	our success is dependent on our ability to develop and successfully introduce new products and to develop, acquire and retain intellectual property rights.

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

Part I - Financial Information
Item 1. Financial Statements
Amcor plc and Subsidiaries
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2019	2018	2019	2018
Net sales	$3,043.1	$2,285.4	$6,183.8	$4,545.6
Cost of sales	(2,425.8)	(1,832.4)	(5,019.8)	(3,701.0)

Gross profit	617.3	453.0	1,164.0	844.6

Operating expenses:
Selling, general, and administrative expenses	(308.3)	(205.3)	(680.2)	(403.6)
Research and development expenses	(23.5)	(17.3)	(49.4)	(31.5)
Restructuring and related expenses	(24.1)	(39.9)	(41.7)	(52.4)
Other income, net	10.9	31.0	20.2	41.9

Operating income	272.3	221.5	412.9	399.0

Interest income	6.3	5.2	13.0	8.1
Interest expense	(52.3)	(52.1)	(112.0)	(108.4)
Other non-operating income (loss), net	4.4	5.7	12.0	3.1

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	230.7	180.3	325.9	301.8

Income tax expense	(45.1)	(31.1)	(66.9)	(52.8)
Equity in income (loss) of affiliated companies, net of tax	2.2	(8.6)	4.5	(6.9)

Income from continuing operations	187.8	140.6	263.5	242.1

Income (loss) from discontinued operations, net of tax	—	—	(7.7)	—

Net income	$187.8	$140.6	$255.8	$242.1

Net (income) loss attributable to non-controlling interests	$(2.2)	$(2.0)	$(4.2)	$(5.1)

Net income attributable to Amcor plc	$185.6	$138.6	$251.6	$237.0

Basic earnings per share:
Income from continuing operations	$0.115	$0.120	$0.160	$0.205
Income from discontinued operations	—	—	(0.005)	—
Net income	$0.115	$0.120	$0.155	$0.205

Diluted earnings per share:
Income from continuing operations	$0.115	$0.120	$0.160	$0.204
Income from discontinued operations	—	—	(0.005)	—
Net income	$0.115	$0.120	$0.155	$0.204
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Net income	$187.8	$140.6	$255.8	$242.1
Other comprehensive income (loss):
Net gains (losses) on cash flow hedges, net of tax (a)	2.5	(2.3)	3.1	(4.5)
Foreign currency translation adjustments, net of tax (b)	67.9	(20.8)	17.2	12.7
Net investment hedge of foreign operations, net of tax (c)	(0.1)	10.8	(2.0)	(14.1)
Pension, net of tax (d)	0.6	(30.3)	1.5	(30.0)
Other comprehensive income (loss)	70.9	(42.6)	19.8	(35.9)
Total comprehensive income	258.7	98.0	275.6	206.2
Comprehensive (income) loss attributable to non-controlling interest	(2.2)	(1.1)	(4.2)	(4.2)
Comprehensive income attributable to Amcor plc	$256.5	$96.9	$271.4	$202.0

(a) Tax (expense) benefit related to cash flow hedges	$(0.8)	$0.9	$(0.8)	$1.2
(b) Tax (expense) benefit related to foreign currency translation adjustments	$1.7	$2.6	$(0.4)	$(2.2)
(c) Tax (expense) benefit related to net investment hedge of foreign operations	$(0.1)	$(6.1)	$0.8	$1.4
(d) Tax (expense) benefit related to pension adjustments	$(0.2)	$(6.2)	$(0.4)	$(6.3)
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$673.8	$601.6
Trade receivables, net	1,669.1	1,864.3
Inventories, net	1,891.8	1,953.8
Prepaid expenses and other current assets	452.9	374.3
Assets held for sale	—	416.1
Total current assets	4,687.6	5,210.1
Non-current assets:
Investments in affiliated companies	96.8	98.9
Property, plant and equipment, net	3,757.5	3,975.0
Operating lease assets	553.3	—
Deferred tax assets	159.4	190.9
Other intangible assets, net	2,094.1	2,306.8
Goodwill	5,246.3	5,156.0
Employee benefit assets	40.6	40.2
Other non-current assets	197.0	187.1
Total non-current assets	12,145.0	11,954.9
Total assets	$16,832.6	$17,165.0
Liabilities
Current liabilities:
Current portion of long-term debt	$4.2	$5.4
Short-term debt	353.0	788.8
Trade payables	2,075.8	2,303.4
Accrued employee costs	314.4	378.4
Other current liabilities	1,020.0	1,044.9
Liabilities held for sale	—	20.9
Total current liabilities	3,767.4	4,541.8
Non-current liabilities:
Long-term debt, less current portion	5,853.5	5,309.0
Operating lease liabilities	491.3	—
Deferred tax liabilities	726.5	1,011.7
Employee benefit obligations	371.0	386.8
Other non-current liabilities	220.0	241.0
Total non-current liabilities	7,662.3	6,948.5
Total liabilities	11,429.7	11,490.3

Commitments and contingencies (See Note 16)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000.0 shares)
Issued (1,604.0 and 1,625.9 shares, respectively)	16.1	16.3
Additional paid-in capital	5,783.2	6,007.5
Retained earnings	254.4	323.7
Accumulated other comprehensive income (loss)	(702.6)	(722.4)
Treasury shares (1.1 and 1.4 shares, respectively)	(11.4)	(16.1)
Total Amcor plc shareholders' equity	5,339.7	5,609.0
Non-controlling interest	63.2	65.7
Total shareholders' equity	5,402.9	5,674.7
Total liabilities and shareholders' equity	$16,832.6	$17,165.0
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2019	2018
Cash flows from operating activities:
Net income	$255.8	$242.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	331.8	187.0
Net periodic benefit cost	3.2	5.3
Amortization of debt discount and deferred financing costs	2.9	2.6
Amortization of deferred gain on sale and leasebacks	—	(3.1)
Net gain on disposal of property, plant and equipment	(0.5)	(9.5)
Equity in (income) loss of affiliated companies	(4.5)	6.9
Net foreign exchange (gain) loss	15.0	(5.4)
Share-based compensation	13.1	8.3
Other, net	0.7	(1.0)
Loss on transition to hyperinflationary accounting for Argentine subsidiaries	27.0	19.0
Deferred income taxes, net	(116.9)	1.1
Dividends received from affiliated companies	6.8	4.7
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(192.4)	(223.3)
Net cash provided by operating activities	342.0	234.7
Cash flows from investing activities:
(Issuance) of loans to affiliated companies	0.6	(0.6)
Investments in affiliated companies	—	(0.8)
Purchase of property, plant and equipment and other intangible assets	(206.6)	(172.0)
Proceeds from divestiture	397.1	0.2
Proceeds from sales of property, plant and equipment and other intangible assets	2.9	60.3
Net cash (used in) provided by investing activities	194.0	(112.9)
Cash flows from financing activities:
Proceeds from issuance of shares	0.9	12.0
Settlement of forward contracts	—	(28.5)
Purchase of treasury shares	(11.3)	(21.2)
Proceeds from issuance of treasury shares under dividend reinvestment plan	—	13.0
Proceeds from (purchase of) non-controlling interest	4.7	3.5
Proceeds from issuance of long-term debt	44.9	1,294.9
Repayment of long-term debt	(2,112.5)	(1,192.8)
Net borrowing/(repayment) of commercial paper	2,662.5	(17.2)
Net borrowing/(repayment) of short-term debt	(417.5)	(2.3)
Repayment of lease liabilities	(0.6)	(0.7)
Share buyback/cancellations	(222.6)	—
Dividends paid	(390.6)	(290.6)
Net cash used in financing activities	(442.1)	(229.9)

Effect of exchange rates on cash and cash equivalents	(21.7)	(22.0)

Net increase (decrease) in cash and cash equivalents	72.2	(130.1)
Cash and cash equivalents balance at beginning of year	601.6	620.8

Cash and cash equivalents balance at end of period	$673.8	$490.7

Interest paid, net of amounts capitalized	$91.9	$97.9
Income taxes paid	$184.2	$62.3
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interest	Total
Balance as of September 30, 2018	$—	$796.6	$381.8	$(701.8)	$(30.3)	$69.8	$516.1
Net income (loss)			138.6			2.0	140.6
Other comprehensive income (loss)				(41.7)		(0.9)	(42.6)
Dividends declared						(10.5)	(10.5)
Options exercised and shares vested		(2.3)			5.1		2.8
Issuance of treasury shares under dividend reinvestment plan					13.0		13.0
Share-based compensation expense		3.8					3.8
Change in non-controlling interest						3.6	3.6
Balance as of December 31, 2018	$—	$798.1	$520.4	$(743.5)	$(12.2)	$64.0	$626.8

Balance as of June 30, 2018	$—	$784.4	$561.4	$(708.5)	$(10.7)	$68.8	$695.4
Net income (loss)			237.0			5.1	242.1
Other comprehensive income (loss)				(35.0)		(0.9)	(35.9)
Dividends declared ($0.240 per share)			(278.0)			(12.6)	(290.6)
Options exercised and shares vested		(19.6)			31.8		12.2
Settlement of forward contracts to purchase own equity to meet share based incentive plans, net of tax		25.1			(25.1)		—
Purchase of treasury shares					(21.2)		(21.2)
Issuance of treasury shares under dividend reinvestment plan					13.0		13.0
Share-based compensation expense		8.3					8.3
Change in non-controlling interest		(0.1)				3.6	3.5
Balance as of December 31, 2018	$—	$798.1	$520.4	$(743.5)	$(12.2)	$64.0	$626.8

Balance as of September 30, 2019	$16.2	$5,940.7	$252.3	$(773.5)	$(11.5)	$67.2	$5,491.4
Net income (loss)			185.6			2.2	187.8
Other comprehensive income (loss)				70.9			70.9
Share buyback/cancellations	(0.1)	(164.2)					(164.3)
Dividends declared ($0.115 per share)			(183.5)			(10.9)	(194.4)
Options exercised and shares vested		(0.4)			1.2		0.8
Purchase of treasury shares					(1.1)		(1.1)
Share-based compensation expense		7.1					7.1
Change in non-controlling interest						4.7	4.7
Balance as of December 31, 2019	$16.1	$5,783.2	$254.4	$(702.6)	$(11.4)	$63.2	$5,402.9

Balance as of June 30, 2019	$16.3	$6,007.5	$323.7	$(722.4)	$(16.1)	$65.7	$5,674.7
Net income (loss)			251.6			4.2	255.8
Other comprehensive income (loss)				19.8			19.8
Share buyback/cancellations	(0.2)	(222.4)					(222.6)
Dividends declared ($0.235 per share)			(379.1)			(11.4)	(390.5)
Options exercised and shares vested		(15.0)			16.0		1.0
Purchase of treasury shares					(11.3)		(11.3)
Share-based compensation expense		13.1					13.1
Change in non-controlling interest						4.7	4.7
Cumulative adjustment related to the adoption of ASC 842 (1)			58.2				58.2
Balance as of December 31, 2019	$16.1	$5,783.2	$254.4	$(702.6)	$(11.4)	$63.2	$5,402.9

(1)	Refer to Note 2, "New Accounting Guidance" for more information.
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

The Company reclassified prior year comparative figures in the condensed consolidated statement of cash flows to conform to the current year's presentation. In addition, the Company reclassified certain prior year comparative figures from interest expense to net sales to conform to the current year’s presentation.  This change in presentation did not have an impact on the Company’s financial condition or operating results.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued guidance that requires the Company to disclose a description of the Company’s accounting policy for releasing income tax effects from accumulated other comprehensive income and whether the Company elects to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act (‘‘The Act’’), along with information about other income tax effects that are reclassified. For all entities, the guidance was effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. This guidance was effective for the Company on July 1, 2019. The Company adopted the new guidance effective July 1, 2019 and did not elect the optional reclassification.

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

In February 2016, the FASB issued guidance that required lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to past accounting guidance. The guidance also eliminates the previous real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. Lease classification will determine how to recognize lease-related revenue and expense.  The Company adopted the new lease standard at July 1, 2019 using a simplified transition option that allows for a cumulative-effect adjustment in the period of adoption and therefore did not restate prior periods. The Company also elected to adopt the package of practical expedients which allows for existing operating leases to continue to be classified as operating leases under the new guidance without reassessing whether the contracts contain a lease under the new guidance or whether classification of the operating lease would be different under the new standard. The Company did not elect the use-of-hindsight practical expedient but did adopt the practical expedient pertaining to land easements which provides the option not to reassess whether land easements not previously accounted for as leases under prior leasing guidance would be leases under the new guidance.

Adoption of the new leasing standard resulted in the following impacts to the Company's unaudited condensed consolidated financial statements as of the adoption date: the establishment of a lease liability of $590.5 million, including current portion, a corresponding right-of-use asset of $569.8 million, and the reclassification of approximately $58.2 million (net of tax) of deferred gains on sale leaseback transactions.

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

In December 2019, the FASB issued updated guidance to simplify the accounting for income taxes by removing certain exceptions and improving the consistent application of U.S. GAAP in other tax accounting areas. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2020 with early adoption permitted. Accordingly, the guidance will be effective for the Company on July 1, 2021. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

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

The acquisition of Bemis was accounted for as a business combination in accordance with ASC 805, "Business Combinations," which required allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The Company has made measurement period adjustments at December 31, 2019 resulting in a $99.8 million increase to goodwill, which includes a $162.9 million decrease to property, plant and equipment, a $98.8 million decrease to finite lived intangible assets, a $154.3 million decrease to deferred tax liabilities, along with other adjustments to assets held for sale and working capital. The Company estimated the preliminary fair value of acquired assets and liabilities as of the acquisition date based on information currently available and has adjusted those estimates primarily upon further evaluation of property and equipment acquired, and related adjustment to finite lived intangibles acquired and deferred taxes. The allocation of fair value for the assets and liabilities acquired remains preliminary given the number of global locations acquired and may continue to be adjusted up to one year after the acquisition. Accordingly, final determination of the fair values may result in further adjustments to the values presented in the following table.

($ in millions)
Cash and cash equivalents	$3.3
Trade receivables	436.0
Inventories	679.6
Prepaid expenses and other current assets	83.3
Assets held for sale	464.2
Property, plant and equipment	1,227.8
Deferred tax assets	35.5
Other intangible assets	1,931.4
Other non-current assets	34.5
Total identifiable assets acquired	4,895.6

Current portion of long-term debt	1.7
Short-term debt	8.6
Trade payables	287.7
Accrued employee costs	161.1
Other current liabilities	283.0
Liabilities held for sale	21.9
Long-term debt, less current portion	1,365.3
Deferred tax liabilities	628.3
Employee benefit obligation	62.6
Other non-current liabilities	83.3
Total liabilities assumed	2,903.5
Net identifiable assets acquired	1,992.1
Goodwill	3,237.5
Net assets acquired	$5,229.6

The following table details the preliminary identifiable intangible assets acquired from Bemis, their fair values and estimated useful lives:

	Fair Value	Weighted-average Estimated Useful Life
	($ in millions)	(Years)
Customer relationships	$1,650.0	15
Technology	110.0	7
Other	171.4	7
Total other intangible assets	$1,931.4

The purchase price allocation is preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price as of December 31, 2019 has resulted in $3,237.5 million of goodwill for the Flexibles segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. As the Company finalizes the valuation of assets acquired and liabilities assumed, it will determine to which reporting units within the Company's segments any changes in goodwill should be recorded.

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

The following table summarizes the results of the EC Remedy, classified as discontinued operations, from July 1, 2019 until the sale of the EC Remedy on August 8, 2019:

	Three Months Ended December 31,	Six Months Ended December 31,
($ in millions)	2019
Net sales	$—	$15.8

Income (loss) from discontinued operations	—	(7.1)
Tax expense on discontinued operations	—	0.6
Income (loss) from discontinued operations, net of tax	$—	$(7.7)

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

The Company's total Plan pre-tax integration costs are expected to be approximately $200 million. The total Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $100 million in employee related expenses, $30 million in fixed asset related expenses, $15 million in other restructuring and $20 million in restructuring related expenses. The Company estimates that approximately $150 million of the $200 million total integration costs will result in cash expenditures, of which $115 million relate to restructuring and related expenditures. Cash payments for the six months ended December 31, 2019 were $44.7 million, of which $23.6 million were payments related to restructuring and related expenditures. Cash payments of approximately $50 million to $60 million are expected for the balance of the fiscal year with $40 million to $50 million representing payments for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

Restructuring related costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. General integration costs are not linked to restructuring. The Company believes the disclosure of restructuring related costs provides more information on the total cost of our 2019 Bemis Integration Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment and anticipated loss on sale of closed facilities.

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

The Company's total Plan pre-tax restructuring costs are expected to be approximately $95 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $65 million of the $95 million total costs will result in cash expenditures. Cash payments for the six months ended December 31, 2019 were $6.5 million, with approximately $10 million to $15 million expected during the remainder of the fiscal year. The Plan is expected to be materially completed during this fiscal year.

Other Restructuring Plans

The Company entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charge related to these Plans was approximately $0.7 million and $12.3 million for the three months ended December 31, 2019 and 2018, respectively, and $1.0 million and $14.7 million for the six months ended December 31, 2019 and 2018, respectively.

Consolidated Amcor Restructuring Plans

The total costs incurred from the beginning of the Company's material restructuring plans are as follows:

($ in millions)	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan	Other Restructuring Plans	Total Restructuring and Related Expenses (1)
Fiscal year 2019 net charges to earnings	64.1	47.9	18.8	130.8
Fiscal year 2020 first quarter net charges to earnings	3.4	13.9	0.3	17.6
Fiscal year 2020 second quarter net charges to earnings	2.6	20.8	0.7	24.1
Expense incurred to date	$70.1	$82.6	$19.8	$172.5

(1)
Total restructuring and related expenses includes $1.8 million, $3.6 million and $1.5 million for the fiscal year 2019, fiscal year 2020 first quarter and fiscal year 2020 second quarter, respectively, of restructuring related costs from the 2019 Bemis Integration Plan.

An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2019	72.5	6.7	8.4	87.6
Net charges to earnings	23.6	5.4	7.7	36.7
Cash paid	(27.9)	(0.2)	(8.8)	(36.9)
Non-cash and other	—	(5.2)	—	(5.2)
Foreign currency translation	(0.4)	(0.1)	(0.1)	(0.6)
Liability balance at December 31, 2019	$67.8	$6.6	$7.2	81.6

The costs related to restructuring activities have been presented on the consolidated statement of income as restructuring and related expenses. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheet under other current liabilities.

Note 6 - Inventories, Net

Inventories, net are summarized as follows:

($ in millions)	December 31, 2019	June 30, 2019
Raw materials and supplies	$850.4	$864.6
Work in process and finished goods	1,137.6	1,180.9
Less: inventory reserves	(96.2)	(91.7)
Total inventories, net	$1,891.8	$1,953.8

Note 7 - Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable segment follow:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2019	$4,180.8	$975.2	$5,156.0
Acquisition and acquisition adjustments	99.8	—	99.8
Currency translation	(9.6)	0.1	(9.5)
Balance as of December 31, 2019	$4,271.0	$975.3	$5,246.3

There is a $4.0 million accumulated goodwill impairment loss in the Rigid Packaging reportable segment as of December 31, 2019 and June 30, 2019.

Other Intangible Assets

The components of intangible assets follows:

	December 31, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,970.0	$(207.6)	$1,762.4
Computer software	220.0	(129.1)	90.9
Other (1)	332.2	(91.4)	240.8
Reported balance	$2,522.2	$(428.1)	$2,094.1

	June 30, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$2,053.7	$(144.0)	$1,909.7
Computer software	221.3	(127.0)	94.3
Other (1)	350.6	(47.8)	302.8
Reported balance	$2,625.6	$(318.8)	$2,306.8

(1)
Other includes $14.8 million and $14.2 million for December 31, 2019 and June 30, 2019, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

Amortization expense for intangible assets during the three and six months ended December 31, 2019 were $45.6 million and $119.1 million, respectively, and $7.3 million and $15.4 million, respectively, for the three and six months ended December 31, 2018.

Note 8 - Fair Value Measurements

The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

The Company’s non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt and long-term debt. At December 31, 2019 and June 30, 2019, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

	December 31, 2019		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and capital leases)	$2,537.0	$2,633.2	$2,955.6	$3,041.3

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2019
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$0.2	$—	$0.2
Forward exchange contracts	—	5.0	—	5.0
Interest rate swaps	—	27.1	—	27.1
Cross currency interest rate swaps	—	0.1	—	0.1
Total assets measured at fair value	$—	$32.4	$—	$32.4

Liabilities
Contingent purchase consideration liabilities	$—	$—	$14.2	$14.2
Commodity contracts	—	1.9	—	1.9
Forward exchange contracts	—	13.7	—	13.7
Interest rate swaps	—	—	—	—
Total liabilities measured at fair value	$—	$15.6	$14.2	$29.8

	June 30, 2019
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$—	$—	$—
Forward exchange contracts	—	5.5	—	5.5
Interest rate swaps	—	32.8	—	32.8
Total assets measured at fair value	$—	$38.3	$—	$38.3

Liabilities
Contingent purchase consideration liabilities	$—	$—	$13.6	$13.6
Commodity contracts	—	4.6	—	4.6
Forward exchange contracts	—	9.3	—	9.3
Interest rate swaps	—	—	—	—
Total liabilities measured at fair value	$—	$13.9	$13.6	$27.5

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

At December 31, 2019, the Company had a notional amount of $100.0 million cross-currency interest rate swaps outstanding. The Company did not designate it as a hedging instrument and thus changes in fair value were immediately recognized in earnings.

As of December 31, 2019 and June 30, 2019, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $836.0 million and $841.1 million, respectively.

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

As of December 31, 2019 and June 30, 2019, the notional amount of the outstanding forward contracts was $1.2 billion and $1.0 billion, respectively.

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

Commodity Risk

Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. The Company's policy is to minimize exposure to price volatility by passing through the commodity price risk to customers, including the use of fixed price swaps. The Company purchases on behalf of customers fixed price aluminum swaps to offset the exposure of price volatility on the underlying sales contracts, these instruments are cash closed out on maturity and the related cost or benefit is passed through to customers. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the unaudited condensed consolidated statement of income when the forecast transaction is realized.

At December 31, 2019 and June 30, 2019, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

	December 31, 2019	June 30, 2019
Commodity	Volume	Volume
Aluminum	31,857 tons	29,342 tons

The following tables provide the location of derivative instruments in the unaudited condensed consolidated balance sheet:

($ in millions)	Balance Sheet Location	December 31, 2019	June 30, 2019
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$0.2	$—
Forward exchange contracts	Other current assets	$3.0	$2.4
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	1.9	2.7
Cross currency interest rate swaps	Other current assets	0.1	—
Total current derivative contracts		5.2	5.1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	27.1	32.8
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current assets	0.1	0.4
Total non-current derivative contracts		27.2	33.2
Total derivative asset contracts		$32.4	$38.3

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1.9	$4.6
Forward exchange contracts	Other current liabilities	2.6	1.5
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	11.0	7.1
Total current derivative contracts		15.5	13.2
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	0.1	0.3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current liabilities	—	0.4
Total non-current derivative contracts		0.1	0.7
Total derivative liability contracts		$15.6	$13.9

In addition to the fair value associated with derivative instruments noted in the table above, the Company had a carrying value of $67.0 million associated with non-derivative instruments designated as foreign currency net investment hedges as of June 30, 2019 and no foreign currency net investment hedges as of December 31, 2019.

Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheet.

The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statement of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(1.6)	$(0.3)	$(3.1)	$0.2
Forward exchange contracts	Net sales	(0.4)	(0.4)	(0.8)	(0.3)
Forward exchange contracts	Cost of sales	(0.1)	(0.5)	—	(0.3)
Total		$(2.1)	$(1.2)	$(3.9)	$(0.4)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2019	2018	2019	2018
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$4.8	$1.1	$(0.3)	$0.5
Cross currency interest rate swaps	Other income, net	(2.3)	—	0.1	(0.1)
Total		$2.5	$1.1	(0.2)	0.4

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2019	2018	2019	2018
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(5.7)	$3.9	$(5.8)	$0.2
Total		$(5.7)	$3.9	$(5.8)	$0.2

Note 10 - Leases

The Company has operating leases for certain manufacturing sites, office space, warehouses, land, vehicles and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term, which includes renewal periods the Company is reasonably certain to exercise. Short term leases with a term of twelve months or less, including reasonably certain holding periods, are not recorded on the balance sheet. The Company's leases do not contain any material residual value guarantees or material restrictive covenants. At December 31, 2019, the Company does not have material lease commitments that have not commenced.

The components of lease expense were as follows:

(in millions)	Three Months Ended December 31,	Six Months Ended December 31,
Statement of Income Location	2019
Operating leases
Cost of products sold	$22.8	$45.5
Selling, general and administrative expenses	5.7	11.4
Total lease cost (1)	$28.5	$56.9

(1)	Includes short-term leases and variable lease costs, which are immaterial.

Lease costs for finance leases were immaterial for the three and six months ended December 31, 2019.

Supplemental balance sheet information related to leases was as follows:

(in millions)	Balance Sheet Location	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$553.3
Finance lease assets (1)	Property, plant and equipment, net	2.1
Total lease assets		$555.4

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$84.4
Non-current operating lease liabilities	Operating lease liabilities	491.3
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	1.2
Non-current finance lease liabilities	Long-term debt, less current portion	2.8
Total lease liabilities		$579.7

(1)	Finance lease assets are recorded net of accumulated amortization of $8.3 million at December 31, 2019.

As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date to determine the present value of lease payments.

Supplemental cash flow information related to leases was as follows:

Six Months Ended December 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54.4

Lease assets obtained in exchange for new lease obligations:
Operating leases	$47.1
Finance leases	$0.8

Maturities of lease liabilities were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$52.9	$0.9
Fiscal 2021	96.7	1.1
Fiscal 2022	84.8	1.0
Fiscal 2023	72.8	0.8
Fiscal 2024	62.4	0.8
Thereafter	330.7	0.4
Total lease payments	700.3	5.0
Less: imputed interest	124.6	1.0
Present value of lease liabilities	$575.7	$4.0

The Company’s future minimum lease commitments as of June 30, 2019, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

(in millions)	Operating Leases
Fiscal 2020	$97.6
Fiscal 2021	90.4
Fiscal 2022	77.7
Fiscal 2023	67.3
Fiscal 2024	55.9
Thereafter	301.8
Total minimum obligations	$690.7

The weighted average remaining lease term and discount rate are as follows:

December 31, 2019
Weighted average remaining lease term (in years):
Operating leases	10.0
Finance leases	4.0

Weighted average discount rate:
Operating Leases	3.9%
Finance leases	10.3%

Note 11 - Components of Net Periodic Benefit Cost

Net periodic benefit cost for benefit plans include the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Service cost	$6.2	$3.9	$12.4	$7.8
Interest cost	12.3	6.7	24.6	13.4
Expected return on plan assets	(18.0)	(8.2)	(36.0)	(16.6)
Amortization of net loss	1.5	1.0	3.0	2.0
Amortization of prior service credit	(0.4)	(0.5)	(0.8)	(1.0)
Curtailment credit	—	(0.3)	—	(0.3)
Net periodic benefit cost	$1.6	$2.6	$3.2	$5.3

Service cost is included in operating income. All other components of net periodic benefit cost other than service cost are recorded within other non-operating income (loss), net.

Note 12 - Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year to date income before income taxes and equity in income of affiliated companies and adjusts for discrete tax items recorded in the period.

The provision for income taxes for the three and six months ended December 31, 2019 and 2018 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred.

Income tax expense for the three and six months ended December 31, 2019 is $45.1 million and $66.9 million, respectively, compared to $31.1 million and $52.8 million for the three and six months ended December 31, 2018, respectively.

The effective tax rate for the six months ended December 31, 2019 increased by 3 percentage points compared to the six months ended December 31, 2018, from 17.5% to 20.5%. The increase in income tax provision and the increase in the effective tax rate was primarily related to non-deductible restructuring and transaction costs and the increase of operating income earned in higher tax jurisdictions as a result of the Bemis acquisition.

Note 13 - Shareholders' Equity

The changes in ordinary and treasury shares during the six months ended December 31, 2019 and 2018 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2018	1,158.1	$—	0.9	$(10.7)
Options exercised and shares vested			(3.1)	31.8
Settlement of forward contracts to purchase own equity to meet share base incentive plans, net of tax			2.5	(25.1)
Purchase of treasury shares			2.1	(21.2)
Issuance of treasury shares under dividend reinvestment plan			(1.3)	13.0
Balance as of December 31, 2018	1,158.1	$—	1.1	$(12.2)

Balance as of June 30, 2019	1,625.9	$16.3	1.4	$(16.1)
Share buy-back/cancellations	(21.9)	(0.2)
Options exercised and shares vested			(1.4)	16.0
Purchase of treasury shares			1.1	(11.3)
Balance as of December 31, 2019	1,604.0	$16.1	1.1	$(11.4)

The changes in the components of accumulated other comprehensive income (loss) during the six months ended December 31, 2019 and 2018 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Income (Loss)
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2018	$(669.3)	$—	$(30.6)	$(8.6)	$(708.5)
Other comprehensive income (loss) before reclassifications	13.6	(14.1)	(30.7)	(4.9)	(36.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.7	0.4	1.1
Net current period other comprehensive income (loss)	13.6	(14.1)	(30.0)	(4.5)	(35.0)
Balance as of December 31, 2018	$(655.7)	$(14.1)	$(60.6)	$(13.1)	$(743.5)

Balance as of June 30, 2019	$(609.4)	$(11.2)	$(89.6)	$(12.2)	$(722.4)
Other comprehensive income (loss) before reclassifications	8.4	(2.0)	(0.4)	(0.1)	5.9
Amounts reclassified from accumulated other comprehensive income (loss)	8.8	—	1.9	3.2	13.9
Net current period other comprehensive income (loss)	17.2	(2.0)	1.5	3.1	19.8
Balance as of December 31, 2019	$(592.2)	$(13.2)	$(88.1)	$(9.1)	$(702.6)

The following tables provide details of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Amortization of pension:
Amortization of prior service credit	$(0.4)	$(0.5)	$(0.8)	$(1.0)
Amortization of actuarial loss	1.5	1.0	3.0	2.0
Effect of pension settlement/curtailment	—	(0.3)	—	(0.3)
Total before tax effect	1.1	0.2	2.2	0.7
Tax benefit on amounts reclassified into earnings	(0.1)	—	(0.3)	—
Total net of tax	$1.0	$0.2	$1.9	$0.7

(Gains) losses on cash flow hedges:
Commodity contracts	$1.6	$0.3	$3.1	$(0.2)
Forward exchange contracts	0.5	0.9	0.8	0.6
Total before tax effect	2.1	1.2	3.9	0.4
Tax benefit on amounts reclassified into earnings	(0.3)	—	(0.7)	—
Total net of tax	$1.8	$1.2	$3.2	$0.4

(Gains) losses on foreign currency translation:
Foreign currency translation adjustment (1)	$—	$—	$8.8	$—
Total before tax effect	—	—	8.8	—
Tax benefit on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$—	$8.8	$—

(1)
During the first fiscal quarter of 2020, the Company recorded a loss on the sale of the EC Remedy of $8.8 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive income to earnings. Refer to Note 4, "Discontinued Operations" for more information.

Note 14 - Segments

The Company's business is organized and presented in the two reportable segments outlined below:

Flexibles: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, fresh produce, snack food, personal care, and other industries.

Rigid Packaging: Consists of operations that manufacture rigid containers for a broad range of predominantly beverage and food products, including carbonated soft drinks, water, juices, sports drinks, milk-based beverages, spirits and beer, sauces, dressings, spreads and personal care items and plastic caps for a wide variety of applications.

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

The following table presents information about reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Sales including intersegment sales
Flexibles	$2,414.7	$1,608.2	$4,845.5	$3,142.0
Rigid Packaging	629.2	677.6	1,339.8	1,404.3
Other	—	—	—	—
Total sales including intersegment sales	3,043.9	2,285.8	6,185.3	4,546.3

Intersegment sales
Flexibles	0.8	0.4	1.5	0.7
Rigid Packaging	—	—	—	—
Other	—	—	—	—
Total intersegment sales	0.8	0.4	1.5	0.7

Net sales	$3,043.1	$2,285.4	$6,183.8	$4,545.6

Adjusted EBIT from continuing operations
Flexibles	$329.4	$211.4	$619.9	$368.9
Rigid Packaging	59.5	80.2	130.0	148.5
Other	(24.9)	(9.6)	(50.9)	(24.0)
Adjusted EBIT from continuing operations	364.0	282.0	699.0	493.4
Less: Material restructuring programs (1)	(23.4)	(27.6)	(40.7)	(37.7)
Less: Impairments in equity method investments (2)	—	(11.4)	—	(13.9)
Less: Material acquisition costs and other (3)	(17.7)	(29.8)	(101.2)	(35.1)
Less: Amortization of acquired intangible assets from business combinations (4)	(40.9)	(4.7)	(109.2)	(9.5)
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	—	4.2	—	1.5
Less: Impact of hyperinflation (6)	(3.1)	(9.6)	(18.5)	(19.0)
Add: Net legal settlements (7)	—	15.5	—	15.5
EBIT from continuing operations	278.9	218.6	429.4	395.2

Interest income	6.3	5.2	13.0	8.1
Interest expense	(52.3)	(52.1)	(112.0)	(108.4)
Equity in (income) loss of affiliated companies, net of tax	(2.2)	8.6	(4.5)	6.9
Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	$230.7	$180.3	$325.9	$301.8

(1)
Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and six months ended December 31, 2019. For the three and six months ended December 31, 2018, material restructuring plans include the 2018 Rigid Packaging Restructuring Plan. Refer to Note 5, "Restructuring Plans," for more information about the Company's restructuring plans.

(2)	Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG.

(3)
Material acquisition costs and other includes $58.0 million amortization of Bemis acquisition related inventory fair value step-up and $43.2 million of Bemis transaction related costs and integration costs not qualifying as exit costs for the six months ended December 31, 2019.

(4)
Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26.4 million of sales backlog amortization for the six months ended December 31, 2019 from the Bemis acquisition.

(5)
Economic net investment hedging activities not qualifying for hedge accounting includes the exchange rate movements on external loans not deemed to be effective net investment hedging instruments resulting from the our conversion to U.S. GAAP from Australian Accounting Standards ("AAS") recognized in other non-operating income (loss), net.

(6)	Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(7)	Net legal settlements includes the impact of significant legal settlements after associated costs.

The Company does not have sales to a single customer that exceeded 10% of consolidated net sales for the three and six months ended December 31, 2019. Sales to PepsiCo, and its subsidiaries, accounted for approximately 10.2% of net sales under multiple separate contractual agreements for the six months ended December 31, 2018. The Company sells to this customer in both the Rigid Packaging and the Flexibles reportable segments. For the three months ended December 31, 2018 no single customer exceeded 10% of consolidated net sales.

The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operation:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
North America	$1,361.9	$710.6	$2,854.8	$1,480.6
Latin America	394.9	296.0	783.6	559.3
Europe	904.1	933.0	1,789.6	1,818.2
Asia Pacific	382.2	345.8	755.8	687.5
Net sales	$3,043.1	$2,285.4	$6,183.8	$4,545.6

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2019	2018	2019	2018
Numerator
Net income attributable to Amcor plc	$185.6	$138.6	$251.6	$237.0
Distributed and undistributed earnings attributable to shares to be repurchased	—	(0.3)	(0.1)	(0.5)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$185.6	$138.3	$251.5	$236.5
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$185.6	$138.3	$259.2	$236.5
Net income available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$—	$—	$(7.7)	$—

Denominator
Weighted-average ordinary shares outstanding	1,613.7	1,156.6	1,618.6	1,156.5
Weighted-average ordinary shares to be repurchased by Amcor plc	(0.3)	(2.5)	(0.5)	(2.5)
Weighted-average ordinary shares outstanding for EPS—basic	1,613.4	1,154.1	1,618.1	1,154.0
Effect of dilutive shares	2.0	2.5	1.7	3.6
Weighted-average ordinary shares outstanding for EPS—diluted	1,615.4	1,156.6	1,619.8	1,157.6

Per ordinary share income
Income from continuing operations	$0.115	$0.120	$0.160	$0.205
Income from discontinued operations	—	—	(0.005)	—
Basic earnings per ordinary share	$0.115	$0.120	$0.155	$0.205

Income from continuing operations	$0.115	$0.120	$0.160	$0.204
Income from discontinued operations	—	—	(0.005)	—
Diluted earnings per ordinary share	$0.115	$0.120	$0.155	$0.204

Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three and six months ended December 31, 2019 represented an aggregate of 23.4 million and 20.4 million shares, respectively. The excluded share options for the three and six months ended December 31, 2018 represented an aggregate of 7.5 million and 7.5 million shares, respectively.

Note 16 - Contingencies and Legal Proceedings

Contingencies

The Company's operations in Brazil are involved in various governmental assessments, principally related to claims for excise and income taxes. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the liquidity of Amcor. At December 31, 2019 and June 30, 2019, the Company has recorded an accrual of $15.9 million and $16.4 million, respectively, included in other non-current liabilities in the unaudited condensed consolidated balance sheet and has estimated a reasonably possible loss exposure in excess of the accrual of $26.4 million and $23.7 million, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

As of December 31, 2019, Amcor provided letters of credit of $43.6 million and deposited cash of $13.5 million with the courts to continue to defend the cases.

Legal Proceedings

On April 18, 2019, prior to the closure of the Amcor and Bemis transaction, litigation funding firm, Burford Capital, notified Bemis on behalf of two shareholder funds (BCIM Strategic Value Master Fund LP and BCIM SV SMA I LLC) that the funds would not accept the fixed exchange ratio for Amcor shares and instead intended to file a case asking a Missouri state court to appraise the value of their Bemis shares and compensate them accordingly. On June 24, 2019, the Burford funds sent a formal written demand for payment of the fair value of the funds’ shares. On September 6, 2019, the Burford funds filed a Petition for Appraisal of Stock in the Missouri court. On November 4, 2019, Bemis filed an Answer to the Petition for Appraisal of Stock. The matter has entered into the discovery stage. As the Company is in the early stages of this proceeding, it is difficult to predict the potential outcome.

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

Note 17 - Subsequent Events

On February 11, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.115 per share to be paid on March 24, 2020 to shareholders of record as of March 4, 2020. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between its ordinary share and CHESS Depositary Instrument ("CDI") registers from March 3, 2020 to March 4, 2020, inclusive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to Condensed Consolidated Financial Statements.

Summary of Financial Results

	Three Months Ended December 31,				Six Months Ended December 31,
($ in millions, except per share amounts)	2019		2018		2019		2018
Net sales	$3,043.1	100.0%	$2,285.4	100.0%	$6,183.8	100.0%	$4,545.6	100.0%
Cost of Sales	(2,425.8)	(79.7%)	(1,832.4)	(80.2%)	(5,019.8)	(81.2%)	(3,701.0)	(81.4%)

Gross profit	617.3	20.3%	453.0	19.8%	1,164.0	18.8%	844.6	18.6%

Operating expenses:
Selling, general, and administrative expenses	(308.3)	(10.1%)	(205.3)	(9.0%)	(680.2)	(11.0%)	(403.6)	(8.9%)
Research and development expenses	(23.5)	(0.8%)	(17.3)	(0.8%)	(49.4)	(0.8%)	(31.5)	(0.7%)
Restructuring and related expenses	(24.1)	(0.8%)	(39.9)	(1.7%)	(41.7)	(0.7%)	(52.4)	(1.2%)
Other income, net	10.9	0.4%	31.0	1.4%	20.2	0.3%	41.9	0.9%

Operating income	272.3	8.9%	221.5	9.7%	412.9	6.7%	399.0	8.8%

Interest income	6.3	0.2%	5.2	0.2%	13.0	0.2%	8.1	0.2%
Interest expense	(52.3)	(1.7%)	(52.1)	(2.3%)	(112.0)	(1.8%)	(108.4)	(2.4%)
Other non-operating income (loss), net	4.4	0.1%	5.7	0.2%	12.0	0.2%	3.1	0.1%

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	230.7	7.6%	180.3	7.9%	325.9	5.3%	301.8	6.6%

Income tax expense	(45.1)	(1.5%)	(31.1)	(1.4%)	(66.9)	(1.1%)	(52.8)	(1.2%)
Equity in income (loss) of affiliated companies	2.2	0.1%	(8.6)	(0.4%)	4.5	0.1%	(6.9)	(0.2%)

Income from continuing operations	187.8	6.2%	140.6	6.2%	263.5	4.3%	242.1	5.3%

Income (loss) from discontinued operations	—	—%	—	—%	(7.7)	(0.1%)	—	—%

Net income	$187.8	6.2%	$140.6	6.2%	$255.8	4.1%	$242.1	5.3%

Net (income) loss attributable to non-controlling interests	(2.2)	(0.1%)	(2.0)	(0.1%)	(4.2)	(0.1%)	(5.1)	(0.1%)

Net income attributable to Amcor plc	$185.6	6.1%	$138.6	6.1%	$251.6	4.1%	$237.0	5.2%

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

The Company's total Plan pre-tax integration costs are expected to be approximately $200 million. The total Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $100 million in employee related expenses, $30 million in fixed asset related expenses, $15 million in other restructuring and $20 million in restructuring-related expenses. The Company estimates that approximately $150 million of the $200 million total integration costs will result in cash expenditures, of which $115 million relate to restructuring and related expenditures. Cash payments for the six months ended December 31, 2019 were $44.7 million, of which $23.6 million were payments related to restructuring and related expenditures. Cash payments of approximately $50 million to $60 million are expected for the balance of the fiscal year with $40 million to $50 million representing payments for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

Restructuring related costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. General integration costs are not linked to restructuring. The Company believes the disclosure of restructuring related costs provides more information on the total cost of our 2019 Bemis Integration Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment and anticipated loss on sale of closed facilities.

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

The Company's total Plan pre-tax restructuring costs are expected to be approximately $95 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $65 million of the $95 million total costs will result in cash expenditures. Cash payments for the six months ended December 31, 2019 were $6.5 million, with approximately $10 million to $15 million expected during the remainder of the fiscal year. The Plan is expected to be materially completed during this fiscal year.

For more information about our restructuring plans, refer to Note 5, "Restructuring Plans" of "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

High Inflation Accounting

We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentinean subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended December 31, 2019 and 2018 resulted in a negative impact of $3.1 million and $9.6 million, respectively, and $18.5 million and $19.0 million in the six months ended December 31, 2019 and 2018, respectively, in foreign currency transaction losses that was reflected on the unaudited condensed consolidated statement of income.

Results of Operations - Three Months Ended December 31, 2019

Consolidated Results of Operations

	Three Months Ended December 31,
($ in millions)	2019	2018
Net sales	$3,043.1	$2,285.4
Operating income	272.3	221.5
Operating profit as a percentage of net sales	8.9%	9.7%

Net income attributable to Amcor plc	$185.6	$138.6
Diluted EPS	$0.115	$0.120

Net sales increased $757.7 million, or 33.2%, to $3,043.1 million for the three months ended December 31, 2019, from $2,285.4 million for the three months ended December 31, 2018. On a comparative basis, including Bemis net sales and adjusting for both EC and U.S. Remedy impacts would add net sales of $920.1 million, leading to a combined sales for the three months ended December 31, 2018 of $3,205.4 million. Excluding negative currency impacts of $38.2 million, or (1.2%), the decrease in net sales for the three months ended December 31, 2019 was $125.3 million, or (3.9%), driven by pass-through of lower raw material costs of (1.8%), unfavorable price/mix of (1.1%) and unfavorable volumes of (1.0%).

Net income attributable to Amcor plc increased $47.0 million, or 33.9%, to $185.6 million for the three months ended December 31, 2019, from $138.6 million for the three months ended December 31, 2018 mainly as a result of the Bemis acquisition and related transaction and integration cost impacts.

Diluted EPS decreased to $0.115 for the three months ended December 31, 2019, from $0.120 for the three months ended December 31, 2018, with the net income attributable to ordinary shareholders of Amcor plc increasing by 33.9% and the diluted weighted average number of shares outstanding increasing 39.7% for three months ended December 31, 2019 compared to three months ended December 31, 2018. The increase in the diluted weighted average number of shares outstanding was due to the acquisition of Bemis.

Segment Results of Operations

Flexibles Segment

Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Three Months Ended December 31,
($ in millions)	2019	2018
Net sales including intersegment sales	$2,414.7	$1,608.2
Adjusted EBIT from continuing operations	329.4	211.4
Adjusted EBIT from continuing operations as a percentage of net sales	13.6%	13.1%

Net sales including intersegment sales increased $806.5 million, or 50.1%, to $2,414.7 million for the three months ended December 31, 2019, from $1,608.2 million for the three months ended December 31, 2018. On a comparative basis, including Bemis net sales and adjusting for both EC and U.S. Remedy impacts would add net sales of $920.1 million leading to a combined sales for the three months ended December 31, 2018 of $2,528.1 million. Excluding negative currency impacts of $33.7 million, or (1.3%) and pass-through of lower raw material costs of (1.2%), the decrease in net sales for the three months ended December 31, 2019 was $49.2 million, or (1.9%), driven by unfavorable volumes of (1.1%) and price/mix of (0.8%).

Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") increased $118.0 million, or 55.8%, to $329.4 million for the three months ended December 31, 2019, from $211.4 million for the three months ended December 31, 2018. Including Bemis Adjusted EBIT for the same period and adjusting for both EC and U.S. Remedy impacts would add Adjusted EBIT of $98.5 million leading to a combined Adjusted EBIT for the three months ended December 31, 2018 of $309.9 million. Excluding negative currency impacts of $4.1 million, or (1.3%), the increase in Adjusted EBIT for the three months ended December 31, 2019 was $23.6 million or 7.6%, driven by plant cost improvements of 8.0%, SG&A and other cost improvements of 5.8% partially offset by unfavorable price/mix of (3.5%) and unfavorable volumes of (2.7%).

Rigid Packaging Segment

Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products in the Americas.

	Three Months Ended December 31,
($ in millions)	2019	2018
Net sales including intersegment sales	$629.2	$677.6
Adjusted EBIT from continuing operations	59.5	80.2
Adjusted EBIT from continuing operations as a percentage of net sales	9.5%	11.8%

Net sales including intersegment sales decreased $48.4 million, or 7.1%, to $629.2 million for the three months ended December 31, 2019, from 677.6 million for the three months ended December 31, 2018. Excluding negative currency impacts of $4.5 million, or (0.7%) and pass-through of lower raw material costs of (4.1%), the decrease in net sales including intersegment sales for the three months ended December 31, 2019 was $15.8 million, or (2.3%), driven by unfavorable price/mix of (1.6)% and unfavorable volumes of (0.7)%.

Adjusted EBIT decreased $20.7 million, or 25.8%, to $59.5 million for the three months ended December 31, 2019, from $80.2 million for the three months ended December 31, 2018. Excluding negative currency impacts of $0.7 million, or (0.9%), the decrease in Adjusted EBIT for the three months ended December 31, 2019 was $20.0 million, or (24.9%), driven by unfavorable price/mix of (18.0%), unfavorable plant costs of (4.0%) and unfavorable volumes of (1.7%) with SG&A and other costs unfavorable at (1.2%).

Consolidated Gross Profit

	Three Months Ended December 31,
($ in millions)	2019	2018
Gross profit	$617.3	$453.0
Gross profit as a percentage of net sales	20.3%	19.8%

Gross profit increased by $164.3 million, or 36.3%, to 617.3 million for the three months ended December 31, 2019, from $453.0 million for the three months ended December 31, 2018. The increase was primarily in the Flexibles reporting segment driven by the Bemis acquisition.

Consolidated Selling, General and Administrative ("SG&A") Expense

	Three Months Ended December 31,
($ in millions)	2019	2018
SG&A expenses	$(308.3)	$(205.3)
SG&A expenses as a percentage of net sales	(10.1%)	(9.0%)

SG&A expenses increased by $103.0 million, or 50.2%, to $308.3 million for the three months ended December 31, 2019, from $205.3 million for the three months ended December 31, 2018. The increase was primarily in the Flexibles reporting segment driven by the Bemis acquisition, including related transaction and integration cost impacts.

Consolidated Research and Development ("R&D") Expense

	Three Months Ended December 31,
($ in millions)	2019	2018
R&D expenses	$(23.5)	$(17.3)
R&D expenses as a percentage of net sales	(0.8%)	(0.8%)

Research and development costs increased $6.2 million, or 35.8%, for the three months ended December 31, 2019, from $17.3 million for the three months ended December 31, 2018. The increase was primarily driven by the addition of the Bemis cost base and timing of project costs.

Consolidated Restructuring and Related Expense

	Three Months Ended December 31,
($ in millions)	2019	2018
Restructuring and related expenses	$(24.1)	$(39.9)
Restructuring and related expenses as a percentage of net sales	(0.8%)	(1.7%)

Restructuring and related expense decreased by $15.8 million, or 39.6%, to $24.1 million for the three months ended December 31, 2019, from $39.9 million for the three months ended December 31, 2018. The decrease was primarily driven by reduction in restructuring activities in connection with the Rigid Packaging Restructuring Program partially offset by integration activities in connection with the Bemis transaction.

Consolidated Other Income, Net

	Three Months Ended December 31,
($ in millions)	2019	2018
Other income, net	$10.9	$31.0
Other income, net, as a percentage of net sales	0.4%	1.4%

Other income, net decreased by $20.1 million, or 64.8%, to $10.9 million for the three months ended December 31, 2019, from $31.0 million for the three months ended December 31, 2018 mainly driven by non repeating legal settlement gains in the three months ended December 31, 2018.

Consolidated Interest Income

	Three Months Ended December 31,
($ in millions)	2019	2018
Interest income	$6.3	$5.2
Interest income as a percentage of net sales	0.2%	0.2%

Interest income increased by $1.1 million, or 21.2%, to $6.3 million for the three months ended December 31, 2019, from $5.2 million for the three months ended December 31, 2018 mainly driven by negative interest rates on a portion of Euro denominated borrowings.

Consolidated Interest Expense

	Three Months Ended December 31,
($ in millions)	2019	2018
Interest expense	$(52.3)	$(52.1)
Interest expense as a percentage of net sales	(1.7%)	(2.3%)

Interest expense increased by $0.2 million, or 0.4%, to $52.3 million for the three months ended December 31, 2019, from $52.1 million for the three months ended December 31, 2018.

Consolidated Other Non-Operating Income (Loss), Net

	Three Months Ended December 31,
($ in millions)	2019	2018
Other non-operating income (loss), net	$4.4	$5.7
Other non-operating income (loss), net, as a percentage of net sales	0.1%	0.2%

Other non-operating income (loss), net decreased by $1.3 million to a $4.4 million gain for the three months ended December 31, 2019, from a $5.7 million gain for the three months ended December 31, 2018.

Results of Operations - Six Months Ended December 31, 2019

Consolidated Results of Operations

	Six Months Ended December 31,
($ in millions)	2019	2018
Net sales	$6,183.8	$4,545.6
Operating income	412.9	399.0
Operating profit as a percentage of net sales	6.7%	8.8%

Net income attributable to Amcor plc	$251.6	$237.0
Diluted EPS	$0.155	$0.204

Net sales increased $1,638.2 million, or 36.0%, to $6,183.8 million for the six months ended December 31, 2019, from $4,545.6 million for the six months ended December 31, 2018. On a comparative basis, including Bemis net sales and adjusting for both EC and U.S. Remedy impacts would add net sales of $1,882.9 million, leading to a combined sales for the six months ended December 31, 2018 of $6,428.5 million. Excluding negative currency impacts of $89.0 million, or (1.4%), the decrease in net sales for the six months ended December 31, 2019 was $157.3 million, or (2.4%), driven by pass-through of lower raw material costs of (1.0%), unfavorable volumes of (0.7%) and unfavorable price/mix of (0.7%).

Net income attributable to Amcor plc increased $14.6 million, or 6.2%, to $251.6 million for the six months ended December 31, 2019, from $237.0 million for the six months ended December 31, 2018 mainly as a result of the Bemis related acquisition and related transaction and integration cost impacts.

Diluted EPS decreased to $0.155 for the six months ended December 31, 2019, from $0.204 for the six months ended December 31, 2018, with the net income attributable to ordinary shareholders of Amcor plc increasing by 6.2% and the diluted weighted average number of shares outstanding increasing 39.9% for six months ended December 31, 2019 compared to six months ended December 31, 2018. The increase in the diluted weighted average number of shares outstanding was due to the acquisition of Bemis.

Segment Results of Operations

Flexibles Segment

Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Six Months Ended December 31,
($ in millions)	2019	2018
Net sales including intersegment sales	$4,845.5	$3,142.0
Adjusted EBIT from continuing operations	619.9	368.9
Adjusted EBIT from continuing operations as a percentage of net sales	12.8%	11.6%

Net sales including intersegment sales increased $1,703.5 million, or 54.2%, to $4,845.5 million for the six months ended December 31, 2019, from $3,142.0 million for the six months ended December 31, 2018. On a comparative basis, including Bemis net sales and adjusting for both EC and U.S. Remedy impacts would add net sales of $1,882.9 million leading to a combined sales for the six months ended December 31, 2018 of $5,024.9 million. Excluding negative currency impacts of $80.7 million, or (1.6%) and pass-through of lower raw material costs of (0.5%), the decrease in net sales for the six months ended December 31, 2019 was $71.3 million, or (1.4%), driven by unfavorable volumes of (0.8%) and unfavorable price/mix of (0.6%).

Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") increased $251.0 million, or 68.0%, to $619.9 million for the six months ended December 31, 2019, from $368.9 million for the six months ended December 31, 2018. Including Bemis Adjusted EBIT for the same period and adjusting for both EC and U.S. Remedy impacts would add Adjusted EBIT of $212.6 million leading to a combined Adjusted EBIT for the six months ended December 31, 2018 of $581.5 million. Excluding negative currency impacts of $8.3 million, or (1.4%), the increase in Adjusted EBIT for the six months ended December 31, 2019 was $46.7 million or 8.0%, driven by plant cost improvements of 8.6%, SG&A and other cost improvements of 3.9%, partially offset by unfavorable volumes of (2.5%) and unfavorable price/mix of (2.0%).

Rigid Packaging Segment

Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products.

	Six Months Ended December 31,
($ in millions)	2019	2018
Net sales including intersegment sales	$1,339.8	$1,404.3
Adjusted EBIT from continuing operations	130.0	148.5
Adjusted EBIT from continuing operations as a percentage of net sales	9.7%	10.6%

Net sales including intersegment sales decreased 64.5 million, or 4.6%, to $1,339.8 million for the six months ended December 31, 2019, from $1,404.3 million for the six months ended December 31, 2018. Excluding negative currency impacts of $8.3 million, or (0.6%) and pass-through of lower raw material costs of (2.4%), the decrease in net sales including intersegment sales for the six months ended December 31, 2019 was $22.3 million, or (1.6%), driven by unfavorable price/mix of (1.4%) and unfavorable volumes of (0.2)%.

Adjusted EBIT decreased $18.5 million, or 12.5%, to $130.0 million for the six months ended December 31, 2019, from $148.5 million for the six months ended December 31, 2018. Excluding negative currency impacts of $0.8 million, or (0.5%), the decrease in Adjusted EBIT for the six months ended December 31, 2019 was $17.7 million, or (11.9%), driven primarily by unfavorable price/mix of (12.9%) and favorable plant, SG&A and other costs of 1.0%.

Consolidated Gross Profit

	Six Months Ended December 31,
($ in millions)	2019	2018
Gross profit	$1,164.0	$844.6
Gross profit as a percentage of net sales	18.8%	18.6%

Gross profit increased by 319.4 million, or 37.8%, to $1,164.0 million for the six months ended December 31, 2019, from $844.6 million for the six months ended December 31, 2018. The increase was primarily in the Flexibles reporting segment driven by the Bemis acquisition.

Consolidated Selling, General and Administrative ("SG&A") Expense

	Six Months Ended December 31,
($ in millions)	2019	2018
SG&A expenses	$(680.2)	$(403.6)
SG&A expenses as a percentage of net sales	(11.0%)	(8.9%)

SG&A expenses increased by $276.6 million, or 68.5%, to $680.2 million for the six months ended December 31, 2019, from $403.6 million for the six months ended December 31, 2018. The increase was primarily in the Flexibles reporting segment driven by the Bemis related acquisition, including related transaction and integration cost impacts.

Consolidated Research and Development ("R&D") Expense

	Six Months Ended December 31,
($ in millions)	2019	2018
R&D expenses	$(49.4)	$(31.5)
R&D expenses as a percentage of net sales	(0.8%)	(0.7%)

Research and development costs increased $17.9 million, or 56.8%, for the six months ended December 31, 2019, from $31.5 million for the six months ended December 31, 2018. The increase was primarily driven by the addition of the Bemis cost base and timing of project costs.

Consolidated Restructuring and Related Expense

	Six Months Ended December 31,
($ in millions)	2019	2018
Restructuring and related expenses	$(41.7)	$(52.4)
Restructuring and related expenses as a percentage of net sales	(0.7%)	(1.2%)

Restructuring and related expense decreased by $10.7 million, or 20.4%, to $41.7 million for the six months ended December 31, 2019, from $52.4 million for the six months ended December 31, 2018. The decrease was primarily driven by reduction in restructuring activities in connection with the Rigid Packaging Restructuring Program partially offset by integration activities in connection with the Bemis transaction.

Consolidated Other Income, Net

	Six Months Ended December 31,
($ in millions)	2019	2018
Other income, net	$20.2	$41.9
Other income, net, as a percentage of net sales	0.3%	0.9%

Other income, net decreased by $21.7 million, or 51.8%, to $20.2 million for the six months ended December 31, 2019, from $41.9 million for the six months ended December 31, 2018 mainly driven by non repeating legal settlement gains in the six months ended December 31, 2018.

Consolidated Interest Income

	Six Months Ended December 31,
($ in millions)	2019	2018
Interest income	$13.0	$8.1
Interest income as a percentage of net sales	0.2%	0.2%

Interest income increased by $4.9 million, or 60.5%, to $13.0 million for the six months ended December 31, 2019, from $8.1 million for the six months ended December 31, 2018 mainly driven by higher cash balances during the period and negative interest rates on a portion of Euro denominated borrowings.

Consolidated Interest Expense

	Six Months Ended December 31,
($ in millions)	2019	2018
Interest expense	$(112.0)	$(108.4)
Interest expense as a percentage of net sales	(1.8%)	(2.4%)

Interest expense increased by $3.6 million or 3.3%, to $112.0 million for the six months ended December 31, 2019, from $108.4 million for the six months ended December 31, 2018. The increase was primarily driven by acquired debt following the Bemis acquisition partially offset by the maturity of several higher cost U.S. Notes and Euro bonds.

Consolidated Other Non-Operating Income (Loss), Net

	Six Months Ended December 31,
($ in millions)	2019	2018
Other non-operating income (loss), net	$12.0	$3.1
Other non-operating income (loss), net, as a percentage of net sales	0.2%	0.1%

Other non-operating income (loss), net increased by $8.9 million to a $12.0 million gain for the six months ended December 31, 2019, from a $3.1 million gain for the six months ended December 31, 2018 mainly driven by impacts relating to the acquired Bemis pension plans.

Consolidated Income Tax Expense

	Six Months Ended December 31,
($ in millions)	2019	2018
Income tax expense	$(66.9)	$(52.8)
Effective income tax rate	20.5%	17.5%

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year to date income before income taxes and equity in income of affiliated companies and adjusts for discrete tax items recorded in the period.

The provision for income taxes for the three and six months ended December 31, 2019 and 2018 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for discrete items that are required to be recognized in the period in which they are incurred.

Income tax expense for the three and six months ended December 31, 2019 is $45.1 million and $66.9 million, respectively, compared to $31.1 million and $52.8 million for the three and six months ended December 31, 2018, respectively.

The effective tax for the six months ended December 31, 2019 increased by 3 percentage points compared to the six months ended December 31, 2018, from 17.5% to 20.5%. The increase in income tax provision and the increase in the effective tax rate was primarily related to non-deductible restructuring and transaction costs and the increase of operating income earned in higher tax jurisdictions as a result of the Bemis acquisition.

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

A reconciliation of reported net income attributable to Amcor plc to adjusted EBIT from continuing operations and adjusted net income from continuing operations for the three and six months ended December 31, 2019 and 2018 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2019	2018	2019	2018
Net income attributable to Amcor plc, as reported	$185.6	$138.6	$251.6	$237.0
Add: Net income (loss) attributable to non-controlling interests	2.2	2.0	4.2	5.1
Less: (Income) loss from discontinued operations, net of tax	—	—	7.7	—
Income from continuing operations	187.8	140.6	263.5	242.1
Add: Income tax expense	45.1	31.1	66.9	52.8
Add: Interest expense	52.3	52.1	112.0	108.4
Less: Interest income	(6.3)	(5.2)	(13.0)	(8.1)
EBIT from continuing operations	278.9	218.6	429.4	395.2
Add: Material restructuring programs (1)	23.4	27.6	40.7	37.7
Add: Impairments in equity method investments (2)	—	11.4	—	13.9
Add: Material acquisition costs and other (3)	17.7	29.8	101.2	35.1
Add: Amortization of acquired intangible assets from business combinations (4)	40.9	4.7	109.2	9.5
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	—	(4.2)	—	(1.5)
Add: Impact of hyperinflation (6)	3.1	9.6	18.5	19.0
Less: Net legal settlements (7)	—	(15.5)	—	(15.5)
Adjusted EBIT from continuing operations	364.0	282.0	699.0	493.4
Less: Income tax expense	(45.1)	(31.1)	(66.9)	(52.8)
Add: Adjustments to income tax expense (8)	(15.9)	(9.2)	(56.1)	(14.4)
Less: Interest expense	(52.3)	(52.1)	(112.0)	(108.4)
Add: Interest income	6.3	5.2	13.0	8.1
Less: Net (income) loss attributable to non-controlling interests	(2.2)	(2.0)	(4.2)	(5.1)
Adjusted net income from continuing operations	$254.8	$192.8	$472.8	$320.8

(1)
Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and six months ended December 31, 2019. For the three and six months ended December 31, 2018, material restructuring plans include the 2018 Rigid Packaging Restructuring Plan. Refer to Note 5, "Restructuring Plans" of "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements," for more information about our restructuring plans.

(2)	Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG.

(3)
Material acquisition costs and other includes $58.0 million amortization of Bemis acquisition related inventory fair value step-up and $43.2 million of Bemis transaction related costs and integration costs not qualifying as exit costs for the six months ended December 31, 2019.

(4)
Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26.4 million of sales backlog amortization for the six months ended December 31, 2019 from the Bemis acquisition.

(5)
Economic net investment hedging activities not qualifying for hedge accounting includes the exchange rate movements on external loans not deemed to be effective net investment hedging instruments resulting from the our conversion to U.S. GAAP from Australian Accounting Standards ("AAS") recognized in other non-operating income (loss), net.

(6)	Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(7)	Net legal settlements includes the impact of significant legal settlements after associated costs.

(8)	Net tax impact on items (1) through (7) above.

Reconciliation of Net Debt

A reconciliation of total debt to net debt at December 31, 2019 and June 30, 2019 is as follows:

($ in millions)	December 31, 2019	June 30, 2019
Current portion of long-term debt	$4.2	$5.4
Short-term debt	353.0	788.8
Long-term debt, less current portion	5,853.5	5,309.0
Total debt	6,210.7	6,103.2
Less cash and cash equivalents	673.8	601.6
Net debt	$5,536.9	$5,501.6

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

Overview

	Six Months Ended December 31,
($ in millions)	2019	2018	Change YTD 2Q 2020 vs. YTD 2Q 2019
Cash flow from operating activities	$342.0	$234.7	$107.3
Cash flow from investing activities	194.0	(112.9)	306.9
Cash flow from financing activities	(442.1)	(229.9)	(212.2)

Cash Flow Overview

Cash Flow from Operating Activities

Net cash inflows provided by operating activities increased by $107.3 million, or 45.7%, to $342.0 million for the six months ended December 31, 2019, from $234.7 million for the six months ended December 31, 2018. This increase was primarily due to impacts from the Bemis acquisition.

Cash Flow from Investing Activities

Net cash inflows provided by investing activities increased by $306.9 million, or 271.8%, to $194.0 million for the six months ended December 31, 2019, from a $112.9 million outflow for the six months ended December 31, 2018. This increase was primarily due to disposal proceeds from the EC and U.S. Remedies related to the Bemis acquisition.

Cash Flow from Financing Activities

Net cash flows used in financing activities decreased by $212.2 million, or 92.3%, to $442.1 million for the six months ended December 31, 2019, from a $229.9 million outflow for the six months ended December 31, 2018. This decrease was primarily due to the share buy-back program and the increase in dividends paid, partially offset by an increase in commercial paper borrowings.

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

Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of December 31, 2019, we are in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

Our net debt as of December 31, 2019 and June 30, 2019 was $5.5 billion.

Available Financing

As of December 31, 2019, we had undrawn credit facilities available in the amount of $1.9 billion. Our senior facilities are available to fund working capital, growth capital expenditures and refinancing obligations and are provided to us by five separate bank syndicates. On September 25, 2019 and December 15, 2019, we canceled $250.0 million and $100.0 million, respectively, of the $750.0 million term loan facility. As of December 31, 2019, the revolving senior bank debt facilities had an aggregate limit of $5.2 billion, of which $3.3 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facilities mature between fiscal years 2020 and 2024.

Dividend Payments

During the three months ended December 31, 2019, we declared and paid a $0.115 cash dividend per ordinary share. We also paid a $0.120 cash dividend per ordinary share for a dividend declared in the first quarter of fiscal year 2020.

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

Share Repurchases

On August 21, 2019, our Board of Directors approved an on-market buy-back of $500 million of ordinary shares and Chess Depositary Instruments ("CDIs"). During the six months ended December 31, 2019, the Company repurchased approximately $222.6 million, including transaction costs, or 21.9 million shares. The shares repurchased as part of the program were canceled upon repurchase.

We had cash outflows of $11.3 million and $21.2 million for the purchase of our shares in the open market during the six months ended December 31, 2019 and 2018, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of December 31, 2019 and June 30, 2019, we held treasury shares at cost of $11.4 million and $16.1 million, representing 1.1 million and 1.4 million shares, respectively.

New Accounting Pronouncements

Refer to Note 2, "New Accounting Guidance," in Item "1. Financial Statements - Notes to Condensed Consolidated Financial Statements."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three-month period ended December 31, 2019.  For additional information, refer to Note 8, "Fair Value Measurements," and Note 9, "Derivative Instruments," to the notes to the Company's unaudited condensed consolidated financial statements and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Item 4. Controls and Procedures

a)Evaluation of Disclosure Controls and Procedures

As previously disclosed under “Item 9A. - Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019 filed with the SEC on September 3, 2019, we identified two material weaknesses in our internal control over financial reporting during the conversion of our historical AAS financial statements to U.S. GAAP. The first material weakness was related to our lack of accounting staff and supervisory personnel with the appropriate level of experience in technical accounting in U.S. GAAP and disclosure and filing requirements of a U.S. domestic registrant. We also identified a second material weakness arising from deficiencies in the design and operating effectiveness of internal controls over the period end reporting process. Specifically, we did not design and maintain effective controls to verify that conflicting duties were appropriately segregated within key IT systems used in the preparation and reporting of financial information.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

As a result of the existing material weaknesses noted above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Remediation Initiatives

With respect to the first material weakness related to a lack of experience in technical accounting in U.S. GAAP and the filing requirements of a U.S. domestic registrant, we are currently in the process of remediating this material weakness and have taken numerous steps to address the underlying causes of the material weakness. We have hired additional financial reporting personnel with U.S. GAAP technical accounting and financial reporting experience, as well as U.S. domestic registrant filing experience, aligned our accounting policies and procedures with U.S. GAAP, enhanced our internal review procedures during the financial close process with U.S. GAAP experienced staff, and have conducted technical training for accounting and finance personnel. We believe that these enhanced resources and processes will effectively remediate the material weakness, but the material weakness will not be considered remediated until sufficient time has passed to enable us to conclude the remediation efforts are effective.

With respect to the second material weakness related to deficiencies in the design and operating effectiveness of internal controls over the period end reporting process, we are currently in the process of remediating this material weakness by commencing a process to (i) develop and implement additional controls and procedures to reduce the number of segregation of duties conflicts within key IT systems and (ii) designing and implementing additional compensating controls where necessary. Given we operate many ERP systems globally, this effort is currently targeting the largest locations with standardized systems.  We believe that these enhanced processes, including the implementation of new mitigating controls, will effectively remediate the material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.

b)Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

The material set forth in Note 16, "Contingencies and Legal Proceedings," in Item "1. Financial Statements - Notes to Condensed Consolidated Financial Statements."

Item 1A. Risk Factors

Information about our risk factors is contained in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. We believe that at December 31, 2019, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended December 31, 2019 were as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
October 1 - 31, 2019	—	$—	—	$441.8
November 1 - 30, 2019	7,556	10.03	7,547	366.1
December 1 - 31, 2019	8,637	10.33	8,547	277.8
Total	16,193	$10.19	16,094

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

Item 3. Defaults Upon Senior Securities

Note applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), we have filed, or incorporated by reference, certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties thereto. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

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

AMCOR PLC

Date	February 11, 2020	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer