Form 10-Q
period 2020-03-31
Amcor plc
filed 2020-05-11
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
        As of May 7, 2020, the registrant had 1,574,437,347 ordinary shares, $0.01 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

        Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like “believe,” “expect,”, “target”, “project”, “may,” “could,” “would,” “approximately,” “possible,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “potential,” “outlook” or “continue,” the negative of these words, other terms of similar meaning or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. None of Amcor or any of its respective directors, executive officers or advisors, provide any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

•the continued financial and operational impacts of the COVID-19 pandemic on Amcor and its customers, suppliers, employees and the geographic markets in which it and its customers operate (see Part II, "Item 1A. - Risk Factors" for more information about the risks to the Company due to COVID-19);
•changes in consumer demand patterns and customer requirements in numerous industries;
•the loss of key customers, a reduction in their production requirements or consolidation among key customers;
•significant competition in the industries and regions in which we operate;
•the failure to realize the anticipated benefits of the acquisition of Bemis Company, Inc. (“Bemis”);
•the failure to successfully integrate the business and operations of Bemis in the expected time frame;
•the inability to expand our current business effectively through either organic growth, including by product innovation, or acquisitions;
•challenges to or the loss of our intellectual property rights;
•challenging current and future global economic conditions;
•impacts of operating internationally;
•price fluctuations or shortages in the availability of raw materials, energy and other inputs, which could adversely affect our business;
•production, supply and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic downturn;
•a failure in our information technology systems;
•an inability to attract and retain key personnel;
•costs and liabilities related to current and future environmental and health and safety laws and regulations;
•labor disputes;
•the possibility that our financing agreements may need to be renegotiated if the London Interbank Offered Rate ("LIBOR") ceases to exist;
•foreign exchange rate risk;
•an increase in interest rates;
•a downgrade in our credit rating that could increase our borrowing costs and negatively affect our financial condition and results of operations;
•a failure to hedge effectively against adverse fluctuations in interest rates and foreign exchange rates;
•a significant write-down of goodwill and/or other intangible assets;
•the inability to meet the significant demands that have been placed on our financial controls and reporting systems as a result of the acquisition of Bemis, including any inability to remediate our material weaknesses;
•our need to maintain an effective system of internal control over financial reporting in the future;
•an inability of our insurance policies, including our use of a captive insurance company, to provide adequate protection against all of the risks we face;
•litigation or regulatory developments;
•changing government regulations in environmental, health, and safety matters; and
•our ability to develop and successfully introduce new products and to develop, acquire and retain intellectual property rights.

These risks and uncertainties are supplemented by those identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Part I, "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and those described under Part II, "Item 1A. - Risk Factors" of this Quarterly Report on Form 10-Q. You can obtain copies of Amcor’s filings with the SEC for free at the SEC’s website (www.sec.gov). Forward-looking statements included herein are made only as of the date hereof and Amcor does not undertake any obligation to update any forward-looking statements, or any other information in this communication, as a result of new information, future developments or otherwise, or to correct any inaccuracies or omissions in them which become apparent, except as expressly required by law. All forward-looking statements in this communication are qualified in their entirety by this cautionary statement.

Part I - Financial Information
Item 1. Financial Statements
Amcor plc and Subsidiaries
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2020	2019	2020	2019
Net sales	$3,141.0	$2,309.9	$9,324.8	$6,855.3
Cost of sales	(2,489.0)	(1,890.1)	(7,508.8)	(5,591.1)

Gross profit	652.0	419.8	1,816.0	1,264.2

Operating expenses:
Selling, general, and administrative expenses	(353.2)	(220.6)	(1,033.4)	(624.2)
Research and development expenses	(24.9)	(15.8)	(74.3)	(47.3)
Restructuring and related expenses	(20.1)	(8.5)	(61.8)	(60.9)
Other income, net	17.4	6.4	37.6	48.3

Operating income	271.2	181.3	684.1	580.1

Interest income	5.3	3.5	18.3	11.6
Interest expense	(45.8)	(51.1)	(157.8)	(159.3)
Other non-operating income (loss), net	5.4	1.1	17.4	4.2

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	236.1	134.8	562.0	436.6

Income tax expense	(56.1)	(28.0)	(123.0)	(80.8)
Equity in income (loss) of affiliated companies, net of tax	3.6	5.6	8.1	(1.3)

Income from continuing operations	183.6	112.4	447.1	354.5

Income (loss) from discontinued operations, net of tax	—	—	(7.7)	—

Net income	$183.6	$112.4	$439.4	$354.5

Net (income) loss attributable to non-controlling interests	(2.1)	0.2	(6.3)	(4.9)

Net income attributable to Amcor plc	$181.5	$112.6	$433.1	$349.6

Basic earnings per share:
Income from continuing operations	$0.114	$0.097	$0.274	$0.302
Income from discontinued operations	—	—	(0.005)	—
Net income	$0.114	$0.097	$0.269	$0.302

Diluted earnings per share:
Income from continuing operations	$0.114	$0.097	$0.273	$0.301
Income from discontinued operations	—	—	(0.005)	—
Net income	$0.114	$0.097	$0.269	$0.301
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2020	2019	2020	2019
Net income	$183.6	$112.4	$439.4	$354.5
Other comprehensive income (loss):
Net gains (losses) on cash flow hedges, net of tax (a)	(28.7)	1.4	(25.6)	(3.1)
Foreign currency translation adjustments, net of tax (b)	(325.5)	16.4	(308.3)	29.1
Net investment hedge of foreign operations, net of tax (c)	(1.2)	0.8	(3.2)	(13.3)
Pension, net of tax (d)	0.1	—	1.6	(30.0)
Other comprehensive income (loss)	(355.3)	18.6	(335.5)	(17.3)
Total comprehensive income	(171.7)	131.0	103.9	337.2
Comprehensive (income) loss attributable to non-controlling interest	(2.1)	(0.3)	(6.3)	(4.5)
Comprehensive income attributable to Amcor plc	$(173.8)	$130.7	$97.6	$332.7

(a) Tax (expense) benefit related to cash flow hedges	$2.0	$(0.3)	$1.2	$0.9
(b) Tax (expense) benefit related to foreign currency translation adjustments	$(7.7)	$(8.5)	$(8.1)	$(10.7)
(c) Tax (expense) benefit related to net investment hedge of foreign operations	$0.4	$(0.3)	$1.2	$1.1
(d) Tax (expense) benefit related to pension adjustments	$—	$—	$(0.4)	$(6.3)
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$537.8	$601.6
Trade receivables, net	1,730.5	1,864.3
Inventories, net	1,819.8	1,953.8
Prepaid expenses and other current assets	414.1	374.3
Assets held for sale	—	416.1
Total current assets	4,502.2	5,210.1
Non-current assets:
Investments in affiliated companies	108.6	98.9
Property, plant and equipment, net	3,633.0	3,975.0
Operating lease assets	525.8	—
Deferred tax assets	176.7	190.9
Other intangible assets, net	2,037.5	2,306.8
Goodwill	5,226.8	5,156.0
Employee benefit assets	38.0	40.2
Other non-current assets	172.4	187.1
Total non-current assets	11,918.8	11,954.9
Total assets	$16,421.0	$17,165.0
Liabilities
Current liabilities:
Current portion of long-term debt	$2.8	$5.4
Short-term debt	310.0	788.8
Trade payables	1,861.3	2,303.4
Accrued employee costs	382.1	378.4
Other current liabilities	1,095.7	1,044.9
Liabilities held for sale	—	20.9
Total current liabilities	3,651.9	4,541.8
Non-current liabilities:
Long-term debt, less current portion	6,208.8	5,309.0
Operating lease liabilities	465.6	—
Deferred tax liabilities	746.5	1,011.7
Employee benefit obligations	354.9	386.8
Other non-current liabilities	190.5	241.0
Total non-current liabilities	7,966.3	6,948.5
Total liabilities	11,618.2	11,490.3

Commitments and contingencies (See Note 16)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000.0 shares)
Issued (1,574.4 and 1,625.9 shares, respectively)	15.8	16.3
Additional paid-in capital	5,538.4	6,007.5
Retained earnings	254.7	323.7
Accumulated other comprehensive income (loss)	(1,057.9)	(722.4)
Treasury shares (1.1 and 1.4 shares, respectively)	(11.4)	(16.1)
Total Amcor plc shareholders' equity	4,739.6	5,609.0
Non-controlling interest	63.2	65.7
Total shareholders' equity	4,802.8	5,674.7
Total liabilities and shareholders' equity	$16,421.0	$17,165.0
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2020	2019
Cash flows from operating activities:
Net income	$439.4	$354.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	499.3	269.6
Net periodic benefit cost	4.8	8.1
Amortization of debt discount and deferred financing costs	4.4	3.9
Amortization of deferred gain on sale and leasebacks	—	(4.9)
Net gain on disposal of property, plant and equipment	(0.5)	(10.4)
Equity in (income) loss of affiliated companies	(8.1)	1.3
Net foreign exchange (gain) loss	1.2	1.0
Share-based compensation	23.6	11.9
Other, net	38.3	2.3
Loss from hyperinflationary accounting for Argentine subsidiaries	32.2	29.5
Deferred income taxes, net	(130.2)	(2.0)
Dividends received from affiliated companies	6.8	4.7
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(440.9)	(548.1)
Net cash provided by operating activities	470.3	121.4
Cash flows from investing activities:
(Issuance) of loans to affiliated companies	(0.2)	(0.4)
Investments in affiliated companies	—	(1.2)
Purchase of property, plant and equipment and other intangible assets	(312.7)	(250.9)
Proceeds from divestiture	424.9	—
Proceeds from sales of property, plant and equipment and other intangible assets	4.4	68.7
Net cash (used in) provided by investing activities	116.4	(183.8)
Cash flows from financing activities:
Proceeds from issuance of shares	0.9	16.5
Settlement of forward contracts	—	(28.2)
Purchase of treasury shares	(11.3)	(32.2)
Proceeds from issuance of treasury shares under dividend reinvestment plan	—	13.0
Proceeds from (purchase of) non-controlling interest	4.6	3.5
Proceeds from issuance of long-term debt	1,201.6	1,210.2
Repayment of long-term debt	(2,094.2)	(1,292.8)
Net borrowing/(repayment) of commercial paper	1,816.3	177.5
Net borrowing/(repayment) of short-term debt	(455.1)	228.0
Repayment of lease liabilities	(0.7)	(1.6)
Share buyback/cancellations	(478.2)	—
Dividends paid	(573.8)	(291.5)
Net cash used in financing activities	(589.9)	2.4

Effect of exchange rates on cash and cash equivalents	(60.6)	(12.1)

Net increase (decrease) in cash and cash equivalents	(63.8)	(72.1)
Cash and cash equivalents balance at beginning of year	601.6	620.8

Cash and cash equivalents balance at end of period	$537.8	$548.7

Interest paid, net of amounts capitalized	$134.3	$128.0
Income taxes paid	$225.7	$99.5

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property and equipment, accrued but unpaid	$59.8	$53.9
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interest	Total
Balance as of December 31, 2018	$—	$798.1	$520.4	$(743.5)	$(12.2)	$64.0	$626.8
Net income (loss)			112.6			(0.2)	112.4
Other comprehensive income (loss)				18.1		0.5	18.6
Dividends declared ($0.215 per share)			(249.0)			(0.2)	(249.2)
Options exercised and shares vested		(1.5)			5.7		4.2
Purchase of treasury shares					(11.0)		(11.0)
Share-based compensation expense		3.6					3.6
Change in non-controlling interest		(1.2)				(0.9)	(2.1)
Balance as of March 31, 2019	$—	$799.0	$384.0	$(725.4)	$(17.5)	$63.2	$503.3

Balance as of June 30, 2018	$—	$784.4	$561.4	$(708.5)	$(10.7)	$68.8	$695.4
Net income (loss)			349.6			4.9	354.5
Other comprehensive income (loss)				(16.9)		(0.4)	(17.3)
Dividends declared ($0.455 per share)			(527.0)			(12.8)	(539.8)
Options exercised and shares vested		(21.1)			37.5		16.4
Settlement of forward contracts to purchase own equity to meet share-based incentive plans, net of tax		25.1			(25.1)		—
Purchase of treasury shares					(32.2)		(32.2)
Issuance of treasury shares under dividend reinvestment plan					13.0		13.0
Share-based compensation expense		11.9					11.9
Change in non-controlling interest		(1.3)				2.7	1.4
Balance as of March 31, 2019	$—	$799.0	$384.0	$(725.4)	$(17.5)	$63.2	$503.3

Balance as of December 31, 2019	$16.1	$5,783.2	$254.4	$(702.6)	$(11.4)	$63.2	$5,402.9
Net income (loss)			181.5			2.1	183.6
Other comprehensive income (loss)				(355.3)			(355.3)
Share buyback/cancellations	(0.3)	(255.3)					(255.6)
Dividends declared ($0.115 per share)			(181.2)			(2.1)	(183.3)
Share-based compensation expense		10.5					10.5
Balance as of March 31, 2020	$15.8	$5,538.4	$254.7	$(1,057.9)	$(11.4)	$63.2	$4,802.8

Balance as of June 30, 2019	$16.3	$6,007.5	$323.7	$(722.4)	$(16.1)	$65.7	$5,674.7
Net income (loss)			433.1			6.3	439.4
Other comprehensive income (loss)				(335.5)			(335.5)
Share buyback/cancellations	(0.5)	(477.7)					(478.2)
Dividends declared ($0.350 per share)			(560.3)			(13.5)	(573.8)
Options exercised and shares vested		(15.0)			16.0		1.0
Purchase of treasury shares					(11.3)		(11.3)
Share-based compensation expense		23.6					23.6
Change in non-controlling interest						4.7	4.7
Cumulative adjustment related to the adoption of ASC 842 (1)			58.2				58.2
Balance as of March 31, 2020	$15.8	$5,538.4	$254.7	$(1,057.9)	$(11.4)	$63.2	$4,802.8
(1)Refer to Note 2, "New Accounting Guidance" for more information.
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

Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Below is the Company's accounting policy regarding highly inflationary accounting.

Argentina Highly Inflationary Accounting

        A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country's economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the reporting entity. As of March 31, 2020, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, the Company began reporting the financial results of its subsidiaries with a functional currency of Argentine Peso at the functional currency of the parent, which is the U.S. Dollar. The transition to highly inflationary accounting resulted in an operating loss of $4.9 million and $23.4 million that was reflected in the unaudited condensed consolidated statement of income for the three and nine months ended March 31, 2020 and $10.5 million and $29.5 million for the three and nine months ended March 31, 2019.

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

        In August 2017, the FASB issued guidance which simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public business entities, the amendments in Accounting Standards Update ("ASU") 2017-12 were effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. This guidance was effective for the Company on July 1, 2019 using the modified respective approach, with the exception of presentation and disclosure guidance which is adopted prospectively. Implementation of the standard did not have a material impact on the Company's condensed consolidated financial statements.

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

Accounting Standards Not Yet Adopted

        In June 2016, the FASB issued guidance which requires financial assets, or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance will be effective for the Company on July 1, 2020 and will be adopted using the modified retrospective approach. The Company is currently assessing the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

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

In March 2020, the FASB issued optional expedients and exceptions to ease the potential burden in accounting for reference rate reform related to contract modifications, hedging relationships, and other transactions that reference the London

Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria. The Company is currently evaluating whether to elect the adoption of this optional guidance.

        The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that all other ASUs not yet adopted to be either not applicable or are expected to have minimal impact on the Company's consolidated financial statements at this time.

Note 3 - Acquisitions

Bemis Company, Inc.

        On June 11, 2019, the Company completed the acquisition of 100% of the outstanding shares of Bemis Company, Inc. ("Bemis"), a global manufacturer of flexible packaging products based in the United States. Pursuant to the Transaction Agreement, dated as of August 6, 2018, each outstanding share of Bemis common stock that was issued and outstanding upon completion of the transaction was converted into the right to receive 5.1 ordinary shares of the Company traded on the New York Stock Exchange ("NYSE").

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

        The acquisition of Bemis was accounted for as a business combination in accordance with ASC 805, "Business Combinations," which required allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The Company has made measurement period adjustments at March 31, 2020 resulting in a $117.2 million increase to goodwill, which includes a $170.0 million decrease to property, plant and equipment, a $98.8 million decrease to finite lived intangible assets, a $163.7 million decrease to deferred tax liabilities, along with other adjustments to assets held for sale and working capital. The Company estimated the preliminary fair value of acquired assets and liabilities as of the acquisition date based on information currently available and has adjusted those estimates primarily upon further evaluation of property and equipment acquired, and related adjustment to finite lived intangibles acquired and deferred taxes. The allocation of fair value for the assets and liabilities acquired remains preliminary given the number of global locations acquired and may continue to be adjusted up to one year after the acquisition. Accordingly, final determination of the fair values may result in further adjustments to the values presented in the following table.

($ in millions)
Cash and cash equivalents	$3.3
Trade receivables	433.8
Inventories	673.5
Prepaid expenses and other current assets	82.0
Assets held for sale	464.2
Property, plant and equipment	1,220.7
Deferred tax assets	35.5
Other intangible assets	1,931.4
Other non-current assets	47.0
Total identifiable assets acquired	4,891.4

Current portion of long-term debt	1.7
Short-term debt	8.6
Trade payables	288.2
Accrued employee costs	165.6
Other current liabilities	304.4
Liabilities held for sale	21.9
Long-term debt, less current portion	1,365.3
Deferred tax liabilities	618.9
Employee benefit obligation	62.6
Other non-current liabilities	79.5
Total liabilities assumed	2,916.7
Net identifiable assets acquired	1,974.7
Goodwill	3,254.9
Net assets acquired	$5,229.6

        The following table details the preliminary identifiable intangible assets acquired from Bemis, their fair values and estimated useful lives:

	Fair Value	Weighted-average Estimated Useful Life
	($ in millions)	(Years)
Customer relationships	$1,650.0	15
Technology	110.0	7
Other	171.4	7
Total other intangible assets	$1,931.4

        The purchase price allocation is preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price as of March 31, 2020 has resulted in $3,254.9 million of goodwill for the Flexibles segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. As the Company finalizes the valuation of assets acquired and liabilities assumed, it will determine to which reporting units within the Company's segments any changes in goodwill should be recorded.

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

        The following table summarizes the results of the EC Remedy, classified as discontinued operations, from July 1, 2019 until the sale of the EC Remedy on August 8, 2019:

	Three Months Ended March 31,	Nine Months Ended March 31,
($ in millions)	2020
Net sales	$—	$15.8

Income (loss) from discontinued operations	—	(7.1)
Tax expense on discontinued operations	—	(0.6)
Income (loss) from discontinued operations, net of tax	$—	$(7.7)

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

        The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $100 million in employee related expenses, $30 million in fixed asset related expenses, $15 million in other restructuring and $20 million in restructuring related expenses. The Company estimates that approximately $150 million of the $200 million total integration costs will result in cash expenditures, of which $115 million relate to restructuring and related expenditures. Cash payments for the nine months ended March 31, 2020 were $69.3 million, of which $38.3 million were payments related to restructuring and related expenditures. Cash payments of approximately $20 million to $30 million are expected for the balance of the fiscal year with $10 million to $20 million representing payments for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

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

        The Company's total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $95 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $65 million of the $95 million total costs will result in cash expenditures. Cash payments for the nine months ended March 31, 2020 were $12.2 million, with approximately $5 million to $10 million expected during the remainder of the fiscal year. The 2018 Rigid Packaging Restructuring Plan is expected to be completed during fiscal 2021.

Other Restructuring Plans

        The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charge related to these plans was approximately $0.8 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively, and $1.8 million and $16.2 million for the nine months ended March 31, 2020 and 2019, respectively.

Consolidated Amcor Restructuring Plans

        The total costs incurred from the beginning of the Company's material restructuring plans are as follows:

($ in millions)	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan	Other Restructuring Plans	Total Restructuring and Related Expenses (1)
Fiscal year 2019 net charges to earnings	64.1	47.9	18.8	130.8
Fiscal year 2020 first quarter net charges to earnings	3.4	13.9	0.3	17.6
Fiscal year 2020 second quarter net charges to earnings	2.6	20.8	0.7	24.1
Fiscal year 2020 third quarter net charges to earnings	7.8	11.5	0.8	20.1
Expense incurred to date	$77.9	$94.1	$20.6	$192.6
(1)Total restructuring and related expenses includes restructuring related costs from the 2019 Bemis Integration Plan of $1.8 million, $3.6 million, $1.5 million and $2.0 million for the fiscal year 2019, fiscal year 2020 first quarter, fiscal year 2020 second quarter, and fiscal year 2020 third quarter, respectively.

        An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2019	72.5	6.7	8.4	87.6
Net charges to earnings	32.7	9.3	12.7	54.7
Cash paid	(39.0)	(2.5)	(14.4)	(55.9)
Non-cash and other	—	(8.9)	—	(8.9)
Foreign currency translation	0.1	—	(0.1)	—
Liability balance at March 31, 2020	$66.3	$4.6	$6.6	77.5

        The costs related to restructuring activities have been presented on the consolidated statement of income as restructuring and related expenses. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheet under other current liabilities.

Note 6 - Inventories, Net

        Inventories, net are summarized as follows:

($ in millions)	March 31, 2020	June 30, 2019
Raw materials and supplies	$838.8	$864.6
Work in process and finished goods	1,080.6	1,180.9
Less: inventory reserves	(99.6)	(91.7)
Total inventories, net	$1,819.8	$1,953.8

Note 7 - Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill attributable to each reportable segment are as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2019	$4,180.8	$975.2	$5,156.0
Acquisition and acquisition adjustments	117.2	—	117.2
Currency translation	(38.1)	(8.3)	(46.4)
Balance as of March 31, 2020	$4,259.9	$966.9	$5,226.8

        There is a $4.0 million accumulated goodwill impairment loss in the Rigid Packaging reportable segment as of March 31, 2020 and June 30, 2019.

In light of the 2019 Novel Coronavirus ("COVID-19") outbreak and related global impacts, the Company considered the potential for goodwill impairment of our reporting units. The review did not indicate an impairment triggering event as of March 31, 2020.

Other Intangible Assets

        The components of intangible assets are as follows:

	March 31, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,955.8	$(231.3)	$1,724.5
Computer software	214.4	(128.0)	86.4
Other (1)	324.5	(97.9)	226.6
Reported balance	$2,494.7	$(457.2)	$2,037.5

	June 30, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$2,053.7	$(144.0)	$1,909.7
Computer software	221.3	(127.0)	94.3
Other (1)	350.6	(47.8)	302.8
Reported balance	$2,625.6	$(318.8)	$2,306.8
(1)Other includes $15.1 million and $14.2 million for March 31, 2020 and June 30, 2019, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

        Amortization expense for intangible assets during the three and nine months ended March 31, 2020 were $47.1 million and $166.2 million, respectively, and $7.5 million and $22.9 million, respectively, for the three and nine months ended March 31, 2019.

Note 8 - Fair Value Measurements

        The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
        The Company’s non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt and long-term debt. At March 31, 2020 and June 30, 2019, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term nature of these instruments.

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

	March 31, 2020		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and capital leases)	$2,539.4	$2,640.6	$2,955.6	$3,041.3

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

        Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2020
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$—	$—	$—
Forward exchange contracts	—	12.2	—	12.2
Interest rate swaps	—	35.0	—	35.0
Cross currency interest rate swaps	—	1.5	—	1.5
Total assets measured at fair value	$—	$48.7	$—	$48.7

Liabilities
Contingent purchase consideration liabilities	$—	$—	$14.4	$14.4
Commodity contracts	—	9.4	—	9.4
Forward exchange contracts	—	22.6	—	22.6
Treasury locks	—	19.0	—	19.0
Total liabilities measured at fair value	$—	$51.0	$14.4	$65.4

	June 30, 2019
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$—	$—	$—
Forward exchange contracts	—	5.5	—	5.5
Interest rate swaps	—	32.8	—	32.8
Total assets measured at fair value	$—	$38.3	$—	$38.3

Liabilities
Contingent purchase consideration liabilities	$—	$—	$13.6	$13.6
Commodity contracts	—	4.6	—	4.6
Forward exchange contracts	—	9.3	—	9.3
Interest rate swaps	—	—	—	—
Total liabilities measured at fair value	$—	$13.9	$13.6	$27.5

        The fair value of the commodity contracts was determined using a discounted cash flow analysis based on the terms of the contracts and observed market forward prices discounted at a currency-specific rate. Forward exchange contract fair values were determined based on quoted prices for similar assets and liabilities in active markets using inputs such as currency rates and forward points. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates. The fair value of Treasury locks was determined based on the present value of the discounted future cash flows based on the difference between the agreed upon Treasury rate and the current 10-year U.S. Treasury rate.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

        In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. The Company measures certain assets, including the Company’s equity method investments, technology intangible assets, and other intangible assets at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.

The Company tests for impairment of its equity method investments when impairment indicators are present. Impairment tests were performed by comparing the carrying value of the Company’s investment in AMVIG Holdings Limited ("AMVIG") at the end of each period, including interim periods, to the fair value of the investment, which was determined based on AMVIG's quoted share price which is classified in Level 1 of the fair value hierarchy. The fair value of the Company’s equity method investment in AMVIG at March 31, 2020 was below the Company’s carrying value of the investment by approximately 20%. At June 30, 2019, the fair value of the Company’s investment in AMVIG exceeded the Company’s carrying value. The Company recorded impairment charges during the nine months ended March 31, 2019 of $13.9 million, as the fair value of the investment was below its carrying value.

Based on the Company’s evaluation of AMVIG’s current financial condition and the Company’s intent and ability to hold its investment in AMVIG to recover the carrying value, the Company concluded that the decline in fair value is temporary at March 31, 2020, and therefore no impairment was recorded. Continued market uncertainty due to the COVID-19 outbreak could result in the conclusion that a non-cash impairment of the Company’s investment in AMVIG is warranted in future periods.

Similar to the manner in which it tests other intangible assets, the Company tests technology intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. During the nine months ended March 31, 2020 and 2019, there were no triggering events and therefore no technology intangible impairment charges recorded.

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

Interest Rate Risk

        The Company’s policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments, including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statement of income under other non-operating income (loss), net.

        At March 31, 2020, the Company had a notional amount of $100.0 million cross-currency interest rate swaps outstanding. The Company did not designate it as a hedging instrument and thus changes in fair value were immediately recognized in earnings.

        As of March 31, 2020, and June 30, 2019, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $831.3 million and $841.1 million, respectively.

During the third quarter of fiscal 2020, the Company entered into six Treasury lock agreements to protect against unfavorable interest rate changes relating to the highly probable issuance of long-term debt. The total notional amount of the Treasury lock was $250.0 million as of March 31, 2020. The Company designated these Treasury lock agreements as cash flow hedges of an anticipated transaction and deemed these agreements to be highly effective.

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

        As of March 31, 2020, and June 30, 2019, the notional amount of the outstanding forward contracts was $1.2 billion and $1.0 billion, respectively.

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

Commodity Risk

        Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. The Company's policy is to minimize exposure to price volatility by passing through the commodity price risk to customers, including the use of fixed price swaps. The Company purchases on behalf of customers fixed price commodity swaps to offset the exposure of price volatility on the underlying sales contracts, these instruments are cash closed out on maturity and the related cost or benefit is passed through to customers. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the unaudited condensed consolidated statement of income when the forecast transaction is realized.

        At March 31, 2020 and June 30, 2019, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2020	June 30, 2019
Commodity	Volume	Volume
Aluminum	39,489 tons	29,342 tons
PET resin	9,166,667 lbs.	— lbs.

        The following tables provide the location of derivative instruments in the unaudited condensed consolidated balance sheet:

($ in millions)	Balance Sheet Location	March 31, 2020	June 30, 2019
Assets
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other current assets	$3.3	$2.4
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	8.9	2.7
Cross currency interest rate swaps	Other current assets	1.5	—
Total current derivative contracts		13.7	5.1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	35.0	32.8
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current assets	—	0.4
Total non-current derivative contracts		35.0	33.2
Total derivative asset contracts		$48.7	$38.3

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$9.4	$4.6
Forward exchange contracts	Other current liabilities	5.5	1.5
Treasury locks	Other current liabilities	19.0	—
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	16.8	7.1
Total current derivative contracts		50.7	13.2
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	0.3	0.3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current liabilities	—	0.4
Total non-current derivative contracts		0.3	0.7
Total derivative liability contracts		$51.0	$13.9

        In addition to the fair value associated with derivative instruments noted in the table above, the Company had a carrying value of $67.0 million associated with non-derivative instruments designated as foreign currency net investment hedges as of June 30, 2019 and no foreign currency net investment hedges as of March 31, 2020.

        Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheet.

        The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statement of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(0.8)	$(0.7)	$(3.9)	$(0.5)
Forward exchange contracts	Net sales	(0.1)	(0.8)	(0.9)	(1.1)
Forward exchange contracts	Cost of sales	0.3	0.3	0.3	—
Total		$(0.6)	$(1.2)	$(4.5)	$(1.6)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2020	2019	2020	2019
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$(3.2)	$(0.8)	$(3.5)	$(0.3)
Cross currency interest rate swaps	Other income, net	1.4	1.1	1.5	1.0
Total		$(1.8)	$0.3	(2.0)	0.7

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2020	2019	2020	2019
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$8.0	$2.4	$2.2	$2.6
Total		$8.0	$2.4	$2.2	$2.6

Note 10 - Leases

        The Company has operating leases for certain manufacturing sites, office space, warehouses, land, vehicles and equipment. Most leases include the option to renew, with renewal terms that can extend the lease term from one to five years or more. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term, which includes renewal periods the Company is reasonably certain to exercise. Short term leases with a term of twelve months or less, including reasonably certain holding periods, are not recorded on the balance sheet. The Company's leases do not contain any material residual value guarantees or material restrictive covenants. At March 31, 2020, the Company does not have material lease commitments that have not commenced.

        The components of lease expense were as follows:

(in millions)	Three Months Ended March 31,	Nine Months Ended March 31,
Statement of Income Location	2020
Operating leases
Cost of products sold	$22.4	$67.9
Selling, general and administrative expenses	5.6	17.0

Finance leases
Amortization of right-of-use assets	0.6	1.2
Interest on lease liabilities	0.2	0.5
Total lease cost (1)	$28.8	$86.6
(1)Includes short-term leases and variable lease costs, which are immaterial.

        Supplemental balance sheet information related to leases was as follows:

(in millions)	Balance Sheet Location	March 31, 2020
Assets
Operating lease assets	Operating lease assets	$525.8
Finance lease assets (1)	Property, plant and equipment, net	32.0
Total lease assets		$557.8

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$83.6
Non-current operating lease liabilities	Operating lease liabilities	465.6
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	1.8
Non-current finance lease liabilities	Long-term debt, less current portion	32.1
Total lease liabilities		$583.1
(1)Finance lease assets are recorded net of accumulated amortization of $8.7 million at March 31, 2020.

        As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date to determine the present value of lease payments.

        Supplemental cash flow information related to leases was as follows:

Nine Months Ended March 31,
(in millions)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80.5
Operating cash flows from finance leases	$0.4
Financing cash flows from finance leases	$0.7

Lease assets obtained in exchange for new lease obligations:
Operating leases	$52.3
Finance leases	$31.3

        Maturities of lease liabilities were as follows:

(in millions)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$26.9	$0.9
Fiscal 2021	95.5	2.9
Fiscal 2022	84.9	2.8
Fiscal 2023	73.3	2.6
Fiscal 2024	63.1	2.6
Thereafter	319.6	34.9
Total lease payments	663.3	46.7
Less: imputed interest	114.1	12.8
Present value of lease liabilities	$549.2	$33.9

        The Company’s future minimum lease commitments as of June 30, 2019, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

(in millions)	Operating Leases
Fiscal 2020	$97.6
Fiscal 2021	90.4
Fiscal 2022	77.7
Fiscal 2023	67.3
Fiscal 2024	55.9
Thereafter	301.8
Total minimum obligations	$690.7

        The weighted average remaining lease term and discount rate are as follows:

March 31, 2020
Weighted average remaining lease term (in years):
Operating leases	9.8
Finance leases	18.2

Weighted average discount rate:
Operating Leases	3.9%
Finance leases	4.0%

Note 11 - Components of Net Periodic Benefit Cost

        Net periodic benefit cost for benefit plans include the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2020	2019	2020	2019
Service cost	$6.2	$3.9	$18.6	$11.7
Interest cost	12.3	6.7	36.9	20.1
Expected return on plan assets	(18.0)	(8.3)	(54.0)	(24.9)
Amortization of net loss	1.5	1.0	4.5	3.0
Amortization of prior service credit	(0.4)	(0.5)	(1.2)	(1.5)
Curtailment credit	—	—	—	(0.3)
Net periodic benefit cost	$1.6	$2.8	$4.8	$8.1

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

The provision for income taxes for the three and nine months ended March 31, 2020 and 2019 is based on our projected annual effective tax rate for the respective fiscal years, adjusted for specific items that are required to be recognized in the period in which they are incurred.

        Income tax expense for the three and nine months ended March 31, 2020 is $56.1 million and $123.0 million, respectively, compared to $28.0 million and $80.8 million for the three and nine months ended March 31, 2019, respectively.

        The effective tax rate for the nine months ended March 31, 2020 increased by 3.4 percentage points compared to the nine months ended March 31, 2019, from 18.5% to 21.9%. The increase in income tax provision and the increase in the effective tax rate was primarily related to non-deductible restructuring and transaction costs and the increase of operating income earned in higher tax jurisdictions as a result of the Bemis acquisition.

Coronavirus Aid, Relief, and Economic Security Act ("CARES Act")

On March 27, 2020, the U.S. CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act includes financial measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company is currently evaluating the impact of the CARES Act, but does not believe it will have a material impact on the Company's condensed consolidated financial statements.

Note 13 - Shareholders' Equity

        The changes in ordinary and treasury shares during the nine months ended March 31, 2020 and 2019 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2018	1,158.1	$—	0.9	$(10.7)
Options exercised and shares vested			(3.7)	37.5
Settlement of forward contracts to purchase own equity to meet share base incentive plans, net of tax			2.5	(25.1)
Purchase of treasury shares			3.1	(32.2)
Issuance of treasury shares under dividend reinvestment plan			(1.3)	13.0
Balance as of March 31, 2019	1,158.1	$—	1.5	$(17.5)

Balance as of June 30, 2019	1,625.9	$16.3	1.4	$(16.1)
Share buy-back/cancellations	(51.5)	(0.5)
Options exercised and shares vested			(1.4)	16.0
Purchase of treasury shares			1.1	(11.3)
Balance as of March 31, 2020	1,574.4	$15.8	1.1	$(11.4)

        The changes in the components of accumulated other comprehensive income (loss) during the nine months ended March 31, 2020 and 2019 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Income (Loss)
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2018	$(669.3)	$—	$(30.6)	$(8.6)	$(708.5)
Other comprehensive income (loss) before reclassifications	29.5	(13.3)	(31.1)	(4.7)	(19.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.1	1.6	2.7
Net current period other comprehensive income (loss)	29.5	(13.3)	(30.0)	(3.1)	(16.9)
Balance as of March 31, 2019	$(639.8)	$(13.3)	$(60.6)	$(11.7)	$(725.4)

Balance as of June 30, 2019	$(609.4)	$(11.2)	$(89.6)	$(12.2)	$(722.4)
Other comprehensive income (loss) before reclassifications	(317.1)	(3.2)	(1.4)	(29.4)	(351.1)
Amounts reclassified from accumulated other comprehensive income (loss)	8.8	—	3.0	3.8	15.6
Net current period other comprehensive income (loss)	(308.3)	(3.2)	1.6	(25.6)	(335.5)
Balance as of March 31, 2020	$(917.7)	$(14.4)	$(88.0)	$(37.8)	$(1,057.9)

        The following tables provide details of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2020	2019	2020	2019
Amortization of pension:
Amortization of prior service credit	$(0.4)	$(0.5)	$(1.2)	$(1.5)
Amortization of actuarial loss	1.5	1.0	4.5	3.0
Effect of pension settlement/curtailment	—	—	—	(0.3)
Total before tax effect	1.1	0.5	3.3	1.2
Tax benefit on amounts reclassified into earnings	—	(0.1)	(0.3)	(0.1)
Total net of tax	$1.1	$0.4	$3.0	$1.1

(Gains) losses on cash flow hedges:
Commodity contracts	$0.8	$0.7	$3.9	$0.5
Forward exchange contracts	(0.2)	0.5	0.6	1.1
Total before tax effect	0.6	1.2	4.5	1.6
Tax benefit on amounts reclassified into earnings	—	—	(0.7)	—
Total net of tax	$0.6	$1.2	$3.8	$1.6

(Gains) losses on foreign currency translation:
Foreign currency translation adjustment (1)	$—	$—	$8.8	$—
Total before tax effect	—	—	8.8	—
Tax benefit on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$—	$8.8	$—
(1)During the first fiscal quarter of 2020, the Company recorded a loss on the sale of the EC Remedy of $8.8 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive income to earnings. Refer to Note 4, "Discontinued Operations" for more information.

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

        The following table presents information about reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2020	2019	2020	2019
Sales including intersegment sales
Flexibles	$2,434.8	$1,576.6	$7,280.3	$4,718.6
Rigid Packaging	706.8	733.4	2,046.6	2,137.7
Other	—	—	—	—
Total sales including intersegment sales	3,141.6	2,310.0	9,326.9	6,856.3

Intersegment sales
Flexibles	0.6	0.1	2.1	1.0
Rigid Packaging	—	—	—	—
Other	—	—	—	—
Total intersegment sales	0.6	0.1	2.1	1.0

Net sales	$3,141.0	$2,309.9	$9,324.8	$6,855.3

Adjusted EBIT from continuing operations
Flexibles	$326.9	$174.7	$946.8	$543.6
Rigid Packaging	71.5	69.9	201.5	218.4
Other	(38.2)	(14.2)	(89.1)	(38.2)
Adjusted EBIT from continuing operations	360.2	230.4	1,059.2	723.8
Less: Material restructuring programs (1)	(19.3)	(7.0)	(60.0)	(44.7)
Less: Impairments in equity method investments (2)	—	—	—	(13.9)
Less: Material acquisition costs and other (3)	(14.8)	(19.8)	(116.0)	(54.9)
Less: Amortization of acquired intangible assets from business combinations (4)	(41.0)	(4.4)	(150.2)	(14.1)
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	—	(0.1)	—	1.4
Less: Impact of hyperinflation (6)	(4.9)	(10.5)	(23.4)	(29.5)
Add: Net legal settlements (7)	—	(0.6)	—	14.9
EBIT from continuing operations	280.2	188.0	709.6	583.0

Interest income	5.3	3.5	18.3	11.6
Interest expense	(45.8)	(51.1)	(157.8)	(159.3)
Equity in (income) loss of affiliated companies, net of tax	(3.6)	(5.6)	(8.1)	1.3
Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	$236.1	$134.8	$562.0	$436.6
(1)Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and nine months ended March 31, 2020. For the three and nine months ended March 31, 2019, material restructuring plans include the 2018 Rigid Packaging Restructuring Plan. Refer to Note 5, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG.
(3)Material acquisition costs and other includes $57.8 million amortization of Bemis acquisition related inventory fair value step-up and $58.2 million of Bemis transaction related costs and integration costs not qualifying as exit costs for the nine months ended March 31, 2020.
(4)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26.4 million of sales backlog amortization for the nine months ended March 31, 2020 from the Bemis acquisition.
(5)Economic net investment hedging activities not qualifying for hedge accounting includes the exchange rate movements on external loans not deemed to be effective net investment hedging instruments resulting from the conversion to U.S. GAAP from Australian Accounting Standards ("AAS") recognized in other non-operating income (loss), net.
(6)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(7)Net legal settlements includes the impact of significant legal settlements after associated costs.

The Company does not have sales to a single customer that exceeded 10% of consolidated net sales for the nine months ended March 31, 2020. Sales to PepsiCo, and its subsidiaries, accounted for approximately 10.6% of net sales under multiple separate contractual agreements for the nine months ended March 31, 2019. The Company sells to this customer in both the Rigid Packaging and the Flexibles reportable segments.

        The following tables disaggregates sales, excluding intersegment sales, information by geography in which the Company operates based on manufacturing or selling operation:

	Three Months Ended March 31,
	2020			2019
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$924.1	$576.9	$1,501.0	$197.7	$593.3	$791.0
Latin America	231.2	129.9	$361.1	119.2	140.1	259.3
Europe	928.8	—	$928.8	934.1	—	934.1
Asia Pacific	350.1	—	$350.1	325.5	—	325.5
Net sales	$2,434.2	$706.8	$3,141.0	$1,576.5	$733.4	$2,309.9

	Nine Months Ended March 31,
	2020			2019
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$2,710.2	$1,645.7	$4,355.9	$574.7	$1,696.7	$2,271.4
Latin America	743.7	400.9	1,144.6	377.6	441.0	818.6
Europe	2,718.4	—	2,718.4	2,752.3	—	2,752.3
Asia Pacific	1,105.9	—	1,105.9	1,013.0	—	1,013.0
Net sales	$7,278.2	$2,046.6	$9,324.8	$4,717.6	$2,137.7	$6,855.3

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2020	2019	2020	2019
Numerator
Net income attributable to Amcor plc	$181.5	$112.6	$433.1	$349.6
Distributed and undistributed earnings attributable to shares to be repurchased	(0.1)	(0.2)	(0.3)	(0.8)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$181.4	$112.4	$432.8	$348.8
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$181.4	$112.4	$440.5	$348.8
Net income available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$—	$—	$(7.7)	$—

Denominator
Weighted-average ordinary shares outstanding	1,594.7	1,157.1	1,610.7	1,156.7
Weighted-average ordinary shares to be repurchased by Amcor plc	(1.0)	(2.5)	(1.0)	(2.5)
Weighted-average ordinary shares outstanding for EPS—basic	1,593.7	1,154.6	1,609.7	1,154.2
Effect of dilutive shares	1.0	3.1	1.5	3.4
Weighted-average ordinary shares outstanding for EPS—diluted	1,594.7	1,157.7	1,611.2	1,157.6

Per ordinary share income
Income from continuing operations	$0.114	$0.097	$0.274	$0.302
Income from discontinued operations	—	—	(0.005)	—
Basic earnings per ordinary share	$0.114	$0.097	$0.269	$0.302

Income from continuing operations	$0.114	$0.097	$0.273	$0.301
Income from discontinued operations	—	—	(0.005)	—
Diluted earnings per ordinary share	$0.114	$0.097	$0.269	$0.301
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

        Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three and nine months ended March 31, 2020 represented an aggregate of 53.6 million and 31.4 million shares, respectively. The excluded share options for the three and nine months ended March 31, 2019 represented an aggregate of 7.2 million and 7.4 million shares, respectively.

Note 16 - Contingencies and Legal Proceedings

Contingencies

        The Company's operations in Brazil are involved in various governmental assessments, principally related to claims for excise and income taxes. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the liquidity of Amcor. At March 31, 2020 and June 30, 2019, the Company has recorded an accrual of $12.5 million and $16.4 million, respectively, included in other non-current liabilities in the unaudited condensed consolidated balance sheet and has estimated a reasonably possible loss exposure in excess of the accrual of $19.1 million and $23.7 million, respectively. The change in the reasonably possible loss exposure is due to strengthening of the U.S. Dollar compared to the Brazilian Real. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

        As of March 31, 2020, Amcor provided letters of credit of $35.7 million, judicial insurance of $0.9 million, and deposited cash of $10.6 million with the courts to continue to defend the cases.

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

        Two lawsuits were brought by purported holders of Bemis stock against Bemis and Bemis directors and officers are pending in federal court in the U.S. District Court for the Southern District of New York, in which plaintiffs are seeking damages for alleged violations of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission rules and regulations. Plaintiffs allege a failure to disclose adequately information in the proxy statement issued in connection with the Amcor-Bemis merger. The cases are: Dixon, et al. v. Bemis Company, Inc. et al. and Stein v. Bemis Company, Inc. et al., which were instituted on April 15, 2019 and April 17, 2019, respectively. On March 10, 2020 the federal court in the U.S. District Court for the Southern District of New York consolidated the two pending cases into a single class action.

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

Note 17 - Subsequent Events

        On May 11, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.115 per share to be paid on June 17, 2020 to shareholders of record as of May 28, 2020. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between its ordinary share and CHESS Depositary Instrument ("CDI") registers from May 27, 2020 to May 28, 2020, inclusive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to Condensed Consolidated Financial Statements.

Summary of Financial Results

	Three Months Ended March 31,				Nine Months Ended March 31,
($ in millions, except per share amounts)	2020		2019		2020		2019
Net sales	$3,141.0	100.0%	$2,309.9	100.0%	$9,324.8	100.0%	$6,855.3	100.0%
Cost of Sales	(2,489.0)	(79.2%)	(1,890.1)	(81.8%)	(7,508.8)	(80.5%)	(5,591.1)	(81.6%)

Gross profit	652.0	20.8%	419.8	18.2%	1,816.0	19.5%	1,264.2	18.4%

Operating expenses:
Selling, general, and administrative expenses	(353.2)	(11.2%)	(220.6)	(9.6%)	(1,033.4)	(11.1%)	(624.2)	(9.1%)
Research and development expenses	(24.9)	(0.8%)	(15.8)	(0.7%)	(74.3)	(0.8%)	(47.3)	(0.7%)
Restructuring and related expenses	(20.1)	(0.6%)	(8.5)	(0.4%)	(61.8)	(0.7%)	(60.9)	(0.9%)
Other income, net	17.4	0.6%	6.4	0.3%	37.6	0.4%	48.3	0.7%

Operating income	271.2	8.6%	181.3	7.8%	684.1	7.3%	580.1	8.5%

Interest income	5.3	0.2%	3.5	0.2%	18.3	0.2%	11.6	0.2%
Interest expense	(45.8)	(1.5%)	(51.1)	(2.2%)	(157.8)	(1.7%)	(159.3)	(2.3%)
Other non-operating income (loss), net	5.4	0.2%	1.1	—%	17.4	0.2%	4.2	0.1%

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	236.1	7.5%	134.8	5.8%	562.0	6.0%	436.6	6.4%

Income tax expense	(56.1)	(1.8%)	(28.0)	(1.2%)	(123.0)	(1.3%)	(80.8)	(1.2%)
Equity in income (loss) of affiliated companies	3.6	0.1%	5.6	0.2%	8.1	0.1%	(1.3)	—%

Income from continuing operations	183.6	5.8%	112.4	4.9%	447.1	4.8%	354.5	5.2%

Income (loss) from discontinued operations	—	—%	—	—%	(7.7)	(0.1%)	—	—%

Net income	$183.6	5.8%	$112.4	4.9%	$439.4	4.7%	$354.5	5.2%

Net (income) loss attributable to non-controlling interests	(2.1)	(0.1%)	0.2	—%	(6.3)	(0.1%)	(4.9)	(0.1%)

Net income attributable to Amcor plc	$181.5	5.8%	$112.6	4.9%	$433.1	4.6%	$349.6	5.1%

Overview

        Amcor is a global packaging company with total sales of approximately $9.5 billion in fiscal year 2019. We employ approximately 50,000 people across approximately 250 sites in more than 40 countries, and are a leader in developing and producing a broad range of packaging products including flexible and rigid packaging, specialty cartons and closures. In fiscal year 2019, the majority of sales were made to the defensive food, beverage, pharmaceutical, medical device, home and personal care, and other consumer goods end markets.

Significant Items Affecting the Periods Presented

Impact of COVID-19

The 2019 Novel Coronavirus ("COVID-19") has introduced a period of unprecedented uncertainty and challenge. Amcor’s business is almost entirely exposed to defensive end markets which have demonstrated the same resilience experienced through past economic cycles. Our scale and global footprint has enabled us to collaborate with customers and suppliers to meet volatile changes in demand and continue to service our customers. We believe we are well-positioned to meet the challenges of the COVID-19 pandemic. However, we cannot reasonably estimate the duration and severity of this pandemic or its ultimate impact on the global economy and our operations and financial results. The ultimate near-term impact of the pandemic on our business, including on our fiscal fourth quarter, will depend on the extent and nature of any future disruptions across the supply chain, the duration of social distancing measures and other government imposed restrictions and the nature and pace of macroeconomic recovery in key global economies.

Health and Safety

Amcor’s commitment to the health and safety of its employees remains our first priority. Our rigorous precautionary measures include the formation of global and regional response teams that maintain contact with authorities and experts to actively manage the situation, restrictions on company travel, quarantine protocols for employees who may have had exposure or have symptoms, frequent disinfecting of Amcor locations and other measures designed to help protect employees, customers and suppliers. We expect to continue these measures until the COVID-19 pandemic is adequately contained for our business.

Operations and Supply Chain

We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services. However, we have experienced volatility in customer order patterns in the third fiscal quarter and could continue to experience significant volatility in the demand for our products in the future. For instance, in April, our Rigid Packaging Segment sales volumes in North America and Latin America have been adversely impacted as a result of a decrease in foot traffic in the convenience and on the go channels. Our facilities have largely been exempt from government mandated closure orders. While governmental measures may be modified, we expect that our operations will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities.

We have not experienced any significant disruptions in our supply chain to date and continue to monitor the risk of customer, raw material and other supply chain disruptions.

The Acquisition of Bemis Company, Inc.

        On June 11, 2019, we completed the acquisition of 100% of the outstanding shares of Bemis Company, Inc. ("Bemis"), a global manufacturer of flexible packaging products based in the United States, for the purchase price of $5.2 billion in an all-stock transaction. In connection with the Bemis transaction, we assumed $1.4 billion of debt.

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

        The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $100 million in employee related expenses, $30 million in fixed asset related expenses, $15 million in other restructuring and $20 million in restructuring related expenses. The Company estimates that approximately $150 million of the $200 million total integration costs will result in cash expenditures, of which $115 million relate to restructuring and related expenditures. Cash payments for the nine months ended March 31, 2020 were $69.3 million, of which $38.3 million were payments related to restructuring and related expenditures. Cash payments of approximately $20 million to $30 million are expected for the balance of the fiscal year with $10 million to $20 million representing payments for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

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

        The Company's total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $95 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $65 million of the $95 million total costs will result in cash expenditures. Cash payments for the nine months ended March 31, 2020 were $12.2 million, with approximately $5 million to $10 million expected during the remainder of the fiscal year. The 2018 Rigid Packaging Restructuring Plan is expected to be completed during fiscal 2021.

        For more information about our restructuring plans, refer to Note 5, "Restructuring Plans" of "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

High Inflation Accounting

        We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentinean subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended March 31, 2020 and 2019 resulted in a negative impact of $4.9 million and $10.5 million, respectively, and $23.4 million and $29.5 million in the nine months ended March 31, 2020 and 2019, respectively, in foreign currency transaction losses that was reflected on the unaudited condensed consolidated statement of income.

Results of Operations - Three Months Ended March 31, 2020

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions)	2020	2019
Net sales	$3,141.0	$2,309.9
Operating income	271.2	181.3
Operating profit as a percentage of net sales	8.6%	7.8%

Net income attributable to Amcor plc	$181.5	$112.6
Diluted Earnings Per Share	$0.114	$0.097

        Net sales increased $831.1 million, or 36.0%, to $3,141.0 million for the three months ended March 31, 2020, from $2,309.9 million for the three months ended March 31, 2019. Excluding negative currency impacts of $71.6 million, or (3.0%), and pass-through of lower raw material costs of $68.1 million, or (2.9%), the increase in net sales for the three months ended March 31, 2019 was $970.8 million or 42.0%, driven by favorable volumes of 2.0% and unfavorable price/mix of (0.5%), with acquisition related impacts contributing 40.5%.

        Net income attributable to Amcor plc increased $68.9 million, or 61.2%, to $181.5 million for the three months ended March 31, 2020, from $112.6 million for the three months ended March 31, 2019 mainly as a result of the Bemis acquisition and related transaction and integration cost impacts.

        Diluted earnings per share increased to $0.114 for the three months ended March 31, 2020, from $0.097 for the three months ended March 31, 2019, with the net income attributable to ordinary shareholders of Amcor plc increasing by 61.2% and the diluted weighted average number of shares outstanding increasing 37.7% for three months ended March 31, 2020 compared to three months ended March 31, 2019. The increase in the diluted weighted average number of shares outstanding was due to the acquisition of Bemis.

Segment Results of Operations

        Flexibles Segment

        Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Three Months Ended March 31,
($ in millions)	2020	2019
Net sales including intersegment sales	$2,434.8	$1,576.6
Adjusted EBIT from continuing operations	326.9	174.7
Adjusted EBIT from continuing operations as a percentage of net sales	13.4%	11.1%

        Net sales including intersegment sales increased $858.2 million, or 54.4%, to $2,434.8 million for the three months ended March 31, 2020, from $1,576.6 million for the three months ended March 31, 2019. Excluding negative currency impacts of $61.3 million, or (3.9%), and pass-through of lower raw material of $26.1 million, or (1.7%), the increase in net sales for the three months ended March 31, 2020 was $945.6 million, or 60.0%, driven by favorable volumes of 1.0% and unfavorable price/mix of (0.2%) with acquisition related impacts contributing 59.2%.

        Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") increased $152.2 million, or 87.1%, to $326.9 million for the three months ended March 31, 2020, from $174.7 million for the three months ended March 31, 2019. Excluding negative currency impacts of $5.9 million, or (3.4%), the increase in Adjusted EBIT for the three months ended March 31, 2020 was $158.1 million, or 90.4%, driven by plant cost improvements of 17.1%, selling, general and administrative ("SG&A") and other cost improvements of 3.8%, favorable volumes of 1.5%, partially offset by unfavorable price/mix of (4.4%) with acquisition related impacts contributing 72.4%.

        Rigid Packaging Segment

        Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products in the Americas.

	Three Months Ended March 31,
($ in millions)	2020	2019
Net sales including intersegment sales	$706.8	$733.4
Adjusted EBIT from continuing operations	71.5	69.9
Adjusted EBIT from continuing operations as a percentage of net sales	10.1%	9.5%

        Net sales including intersegment sales decreased $26.6 million, or 3.6%, to $706.8 million for the three months ended March 31, 2020, from 733.4 million for the three months ended March 31, 2019. Excluding negative currency impacts of $10.4 million, or (1.4%) and pass-through of lower raw material costs of $42.1 million, or (5.7%), the increase in net sales including intersegment sales for the three months ended March 31, 2020 was $26.0 million, or 3.5%, driven by favorable volumes of 4.9% and unfavorable price/mix of (1.4)%.

        Adjusted EBIT increased $1.6 million, or 2.3%, to $71.5 million for the three months ended March 31, 2020, from $69.9 million for the three months ended March 31, 2019. Excluding negative currency impacts of $1.2 million, or (1.7%), the increase in Adjusted EBIT for the three months ended March 31, 2020 was $2.8 million, or 4.0%, driven by favorable volumes of 6.2%, favorable price/mix of 3.0%, unfavorable plant costs of (4.7%) with SG&A and other costs unfavorable at (0.5%).

Consolidated Gross Profit

	Three Months Ended March 31,
($ in millions)	2020	2019
Gross profit	$652.0	$419.8
Gross profit as a percentage of net sales	20.8%	18.2%

        Gross profit increased by $232.2 million, or 55.3%, to $652.0 million for the three months ended March 31, 2020, from $419.8 million for the three months ended March 31, 2019. The increase was primarily in the Flexibles reporting segment driven by the Bemis acquisition.

Consolidated Selling, General and Administrative Expense

	Three Months Ended March 31,
($ in millions)	2020	2019
SG&A expenses	$(353.2)	$(220.6)
SG&A expenses as a percentage of net sales	(11.2%)	(9.6%)

        SG&A expenses increased by $132.6 million, or 60.1%, to $353.2 million for the three months ended March 31, 2020, from $220.6 million for the three months ended March 31, 2019. The increase was primarily in the Flexibles reporting segment and Other driven by the Bemis acquisition, including related transaction and integration cost impacts.

Consolidated Research and Development ("R&D") Expense

	Three Months Ended March 31,
($ in millions)	2020	2019
R&D expenses	$(24.9)	$(15.8)
R&D expenses as a percentage of net sales	(0.8%)	(0.7%)

        R&D costs increased $9.1 million, or 57.6%, for the three months ended March 31, 2020, from $15.8 million for the three months ended March 31, 2019. The increase was primarily driven by the addition of the Bemis cost base and timing of project costs.

Consolidated Restructuring and Related Expense

	Three Months Ended March 31,
($ in millions)	2020	2019
Restructuring and related expenses	$(20.1)	$(8.5)
Restructuring and related expenses as a percentage of net sales	(0.6%)	(0.4%)

        Restructuring and related expense increased by $11.6 million, or 136.5%, to $20.1 million for the three months ended March 31, 2020, from $8.5 million for the three months ended March 31, 2019. The increase was primarily driven by integration activities in connection with the Bemis transaction.

Consolidated Other Income, Net

	Three Months Ended March 31,
($ in millions)	2020	2019
Other income, net	$17.4	$6.4
Other income, net, as a percentage of net sales	0.6%	0.3%

        Other income, net increased by $11.0 million, or 171.9%, to $17.4 million for the three months ended March 31, 2020, from $6.4 million for the three months ended March 31, 2019, mainly driven by lower hyperinflationary monetary losses.

Consolidated Interest Income

	Three Months Ended March 31,
($ in millions)	2020	2019
Interest income	$5.3	$3.5
Interest income as a percentage of net sales	0.2%	0.2%

        Interest income increased by $1.8 million, or 51.4%, to $5.3 million for the three months ended March 31, 2020, from $3.5 million for the three months ended March 31, 2019, mainly driven by higher cash balances during the period and negative interest rates on a portion of Euro denominated borrowings.

Consolidated Interest Expense

	Three Months Ended March 31,
($ in millions)	2020	2019
Interest expense	$(45.8)	$(51.1)
Interest expense as a percentage of net sales	(1.5%)	(2.2%)

        Interest expense decreased by $5.3 million, or 10.4%, to $45.8 million for the three months ended March 31, 2020, from $51.1 million for the three months ended March 31, 2019, mainly driven by decreases in rates and the maturity of a higher priced bond in Europe.

Consolidated Other Non-Operating Income (Loss), Net

	Three Months Ended March 31,
($ in millions)	2020	2019
Other non-operating income (loss), net	$5.4	$1.1
Other non-operating income (loss), net, as a percentage of net sales	0.2%	—%

        Other non-operating income (loss), net increased by $4.3 million to a $5.4 million gain for the three months ended March 31, 2020, from a $1.1 million gain for the three months ended March 31, 2019, mainly driven by impacts relating to the acquired Bemis pension plans.

Results of Operations - Nine Months Ended March 31, 2020

Consolidated Results of Operations

	Nine Months Ended March 31,
($ in millions)	2020	2019
Net sales	$9,324.8	$6,855.3
Operating income	684.1	580.1
Operating profit as a percentage of net sales	7.3%	8.5%

Net income attributable to Amcor plc	$433.1	$349.6
Diluted Earnings Per Share	$0.269	$0.301

        Net sales increased $2,469.5 million, or 36.0%, to $9,324.8 million for the nine months ended March 31, 2020, from $6,855.3 million for the nine months ended March 31, 2019. Excluding negative currency impacts of $160.6 million, or (2.3%), and pass-through of lower raw material of $129.2 million, or (1.9%), the increase in net sales for the nine months ended March 31, 2020 was $2,759.3 million, or 40.3%, driven by favorable volumes of 0.2% and unfavorable price/mix of (0.7%), with acquisition related impacts contributing 40.8%.

        Net income attributable to Amcor plc increased $83.5 million, or 23.9%, to $433.1 million for the nine months ended March 31, 2020, from $349.6 million for the nine months ended March 31, 2019 mainly as a result of the Bemis related acquisition and related transaction and integration cost impacts.

        Diluted earnings per share decreased to $0.269 for the nine months ended March 31, 2020, from $0.301 for the nine months ended March 31, 2019, with the net income attributable to ordinary shareholders of Amcor plc increasing by 23.9% and the diluted weighted average number of shares outstanding increasing 39.2% for nine months ended March 31, 2020 compared to nine months ended March 31, 2019. The increase in the diluted weighted average number of shares outstanding was due to the acquisition of Bemis.

Segment Results of Operations

        Flexibles Segment

        Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Nine Months Ended March 31,
($ in millions)	2020	2019
Net sales including intersegment sales	$7,280.3	$4,718.6
Adjusted EBIT from continuing operations	946.8	543.6
Adjusted EBIT from continuing operations as a percentage of net sales	13.0%	11.5%

        Net sales including intersegment sales increased $2,561.7 million, or 54.3%, to $7,280.3 million for the nine months ended March 31, 2020, from $4,718.6 million for the nine months ended March 31, 2019. Excluding negative currency impacts of $142.0 million, or (3.0%), and pass-through of lower raw material of $53.3 million, or (1.1%), the increase in net sales for the nine months ended March 31, 2020 was $2,757.0 million, or 58.4%, driven by unfavorable price/mix of (0.5%) and unfavorable volumes of (0.2%), with acquisition related impacts contributing 59.1%.

        Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") increased $403.2 million, or 74.2%, to $946.8 million for the nine months ended March 31, 2020, from $543.6 million for the nine months ended March 31, 2019. Excluding negative currency impacts of $14.2 million, or (2.6%), the increase in Adjusted EBIT for the nine months ended March 31, 2020 was $417.4 million, or 76.8%, driven by plant cost improvements of 11.4%, SG&A and other cost improvements of 3.9%, partially offset by unfavorable price/mix of (2.7%) and unfavorable volumes of (1.2%), with acquisition related impacts contributing 65.5%.

        Rigid Packaging Segment

        Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products.

	Nine Months Ended March 31,
($ in millions)	2020	2019
Net sales including intersegment sales	$2,046.6	$2,137.7
Adjusted EBIT from continuing operations	201.5	218.4
Adjusted EBIT from continuing operations as a percentage of net sales	9.8%	10.2%

        Net sales including intersegment sales decreased $91.1 million, or 4.3%, to $2,046.6 million for the nine months ended March 31, 2020, from $2,137.7 million for the nine months ended March 31, 2019. Excluding negative currency impacts of $18.7 million, or (0.9%) and pass-through of lower raw material costs of $76.0 million, or (3.6%), the increase in net sales including intersegment sales for the nine months ended March 31, 2020 was $3.7 million, or 0.2%, driven by favorable volume of 1.5% and unfavorable price/mix of (1.3%).

        Adjusted EBIT decreased $16.9 million, or 7.7%, to $201.5 million for the nine months ended March 31, 2020, from $218.4 million for the nine months ended March 31, 2019. Excluding negative currency impacts of $2.0 million, or (0.9%), the decrease in Adjusted EBIT for the nine months ended March 31, 2020 was $14.8 million, or (6.8%), driven primarily by favorable volumes of 2.2% offset by unfavorable price/mix of (8.1%) and unfavorable plant costs of (1.0%) with the net impact of SG&A and other costs being broadly flat.

Consolidated Gross Profit

	Nine Months Ended March 31,
($ in millions)	2020	2019
Gross profit	$1,816.0	$1,264.2
Gross profit as a percentage of net sales	19.5%	18.4%

        Gross profit increased by $551.8 million, or 43.6%, to $1,816.0 million for the nine months ended March 31, 2020, from $1,264.2 million for the nine months ended March 31, 2019. The increase was primarily in the Flexibles reporting segment largely driven by the Bemis acquisition.

Consolidated Selling, General and Administrative Expense

	Nine Months Ended March 31,
($ in millions)	2020	2019
SG&A expenses	$(1,033.4)	$(624.2)
SG&A expenses as a percentage of net sales	(11.1%)	(9.1%)

        SG&A expenses increased by $409.2 million, or 65.6%, to $1,033.4 million for the nine months ended March 31, 2020, from $624.2 million for the nine months ended March 31, 2019. The increase was primarily in the Flexibles reporting segment and Other driven by the Bemis related acquisition, including related transaction and integration cost impacts.

Consolidated Research and Development ("R&D") Expense

	Nine Months Ended March 31,
($ in millions)	2020	2019
R&D expenses	$(74.3)	$(47.3)
R&D expenses as a percentage of net sales	(0.8%)	(0.7%)

        R&D costs increased $27.0 million, or 57.1%, for the nine months ended March 31, 2020, from $47.3 million for the nine months ended March 31, 2019. The increase was primarily driven by the addition of the Bemis cost base and timing of project costs.

Consolidated Restructuring and Related Expense

	Nine Months Ended March 31,
($ in millions)	2020	2019
Restructuring and related expenses	$(61.8)	$(60.9)
Restructuring and related expenses as a percentage of net sales	(0.7%)	(0.9%)

        Restructuring and related expense increased by $0.9 million, or 1.5%, to $61.8 million for the nine months ended March 31, 2020, from $60.9 million for the nine months ended March 31, 2019. The increase was primarily driven by integration activities in connection with the Bemis transaction, partially offset by a reduction in restructuring activities in connection with the 2018 Rigid Packaging Restructuring Plan.

Consolidated Other Income, Net

	Nine Months Ended March 31,
($ in millions)	2020	2019
Other income, net	$37.6	$48.3
Other income, net, as a percentage of net sales	0.4%	0.7%

        Other income, net decreased by $10.7 million, or 22.2%, to $37.6 million for the nine months ended March 31, 2020, from $48.3 million for the nine months ended March 31, 2019, mainly driven by non-repeating legal settlement gains in the nine months ended March 31, 2019.

Consolidated Interest Income

	Nine Months Ended March 31,
($ in millions)	2020	2019
Interest income	$18.3	$11.6
Interest income as a percentage of net sales	0.2%	0.2%

        Interest income increased by $6.7 million, or 57.8%, to $18.3 million for the nine months ended March 31, 2020, from $11.6 million for the nine months ended March 31, 2019, mainly driven by higher cash balances during the period and negative interest rates on a portion of Euro denominated borrowings.

Consolidated Interest Expense

	Nine Months Ended March 31,
($ in millions)	2020	2019
Interest expense	$(157.8)	$(159.3)
Interest expense as a percentage of net sales	(1.7%)	(2.3%)

        Interest expense decreased by $1.5 million or 0.9%, to $157.8 million for the nine months ended March 31, 2020, from $159.3 million for the nine months ended March 31, 2019. The decrease was primarily driven by acquired debt following the Bemis acquisition offset by decreases in rates and the maturity of several higher cost U.S. Notes and Eurobond.

Consolidated Other Non-Operating Income (Loss), Net

	Nine Months Ended March 31,
($ in millions)	2020	2019
Other non-operating income (loss), net	$17.4	$4.2
Other non-operating income (loss), net, as a percentage of net sales	0.2%	0.1%

        Other non-operating income (loss), net increased by $13.2 million to a $17.4 million gain for the nine months ended March 31, 2020, from a $4.2 million gain for the nine months ended March 31, 2019, mainly driven by impacts relating to the acquired Bemis pension plans.

Consolidated Income Tax Expense

	Nine Months Ended March 31,
($ in millions)	2020	2019
Income tax expense	$(123.0)	$(80.8)
Effective income tax rate	21.9%	18.5%

        The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year to date income before income taxes and equity in income of affiliated companies and adjusts for discrete tax items recorded in the period.

The provision for income taxes for the three and nine months ended March 31, 2020 and 2019 is based on our projected annual effective tax rate for the respective fiscal years, adjusted for specific items that are required to be recognized in the period in which they are incurred.

        Income tax expense for the three and nine months ended March 31, 2020 is $56.1 million and $123.0 million, respectively, compared to $28.0 million and $80.8 million for the three and nine months ended March 31, 2019, respectively.

        The effective tax rate for the nine months ended March 31, 2020 increased by 3.4 percentage points compared to the nine months ended March 31, 2019, from 18.5% to 21.9%. The increase in income tax provision and the increase in the effective tax rate was primarily related to non-deductible restructuring and transaction costs and the increase of operating income earned in higher tax jurisdictions as a result of the Bemis acquisition.

Presentation of Non-GAAP Information

        This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("EBIT") from continuing operations, adjusted net income from continuing operations, and net debt. These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of significant tax reform, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, certain litigation matters, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, and changes in the fair value of deferred acquisition payments. This adjusted information should not be construed as an alternative to results determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Management of the Company uses the non-GAAP measures to evaluate operating performance and believes that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of current and historical performance of the Company.

        A reconciliation of reported net income attributable to Amcor plc to adjusted EBIT from continuing operations and adjusted net income from continuing operations for the three and nine months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2020	2019	2020	2019
Net income attributable to Amcor plc, as reported	$181.5	$112.6	$433.1	$349.6
Add: Net income (loss) attributable to non-controlling interests	2.1	(0.2)	6.3	4.9
Less: (Income) loss from discontinued operations, net of tax	—	—	7.7	—
Income from continuing operations	183.6	112.4	447.1	354.5
Add: Income tax expense	56.1	28.0	123.0	80.8
Add: Interest expense	45.8	51.1	157.8	159.3
Less: Interest income	(5.3)	(3.5)	(18.3)	(11.6)
EBIT from continuing operations	280.2	188.0	709.6	583.0
Add: Material restructuring programs (1)	19.3	7.0	60.0	44.7
Add: Impairments in equity method investments (2)	—	—	—	13.9
Add: Material acquisition costs and other (3)	14.8	19.8	116.0	54.9
Add: Amortization of acquired intangible assets from business combinations (4)	41.0	4.4	150.2	14.1
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	—	0.1	—	(1.4)
Add: Impact of hyperinflation (6)	4.9	10.5	23.4	29.5
Less: Net legal settlements (7)	—	0.6	—	(14.9)
Adjusted EBIT from continuing operations	360.2	230.4	1,059.2	723.8
Less: Income tax expense	(56.1)	(28.0)	(123.0)	(80.8)
Add: Adjustments to income tax expense (8)	(14.9)	(0.3)	(71.0)	(14.7)
Less: Interest expense	(45.8)	(51.1)	(157.8)	(159.3)
Add: Interest income	5.3	3.5	18.3	11.6
Less: Net (income) loss attributable to non-controlling interests	(2.1)	0.2	(6.3)	(4.9)
Adjusted net income from continuing operations	$246.6	$154.7	$719.4	$475.7
(1)Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and nine months ended March 31, 2020. For the three and nine months ended March 31, 2019, material restructuring plans include the 2018 Rigid Packaging Restructuring Plan. Refer to Note 5, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG.
(3)Material acquisition costs and other includes $57.8 million amortization of Bemis acquisition related inventory fair value step-up and $58.2 million of Bemis transaction related costs and integration costs not qualifying as exit costs for the nine months ended March 31, 2020.

(4)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26.4 million of sales backlog amortization for the nine months ended March 31, 2020 from the Bemis acquisition.
(5)Economic net investment hedging activities not qualifying for hedge accounting includes the exchange rate movements on external loans not deemed to be effective net investment hedging instruments resulting from our conversion to U.S. GAAP from Australian Accounting Standards ("AAS") recognized in other non-operating income (loss), net.
(6)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(7)Net legal settlements includes the impact of significant legal settlements after associated costs.
(8)Net tax impact on items (1) through (7) above.

Reconciliation of Net Debt

        A reconciliation of total debt to net debt at March 31, 2020 and June 30, 2019 is as follows:

($ in millions)	March 31, 2020	June 30, 2019
Current portion of long-term debt	$2.8	$5.4
Short-term debt	310.0	788.8
Long-term debt, less current portion	6,208.8	5,309.0
Total debt	6,521.6	6,103.2
Less cash and cash equivalents	537.8	601.6
Net debt	$5,983.8	$5,501.6

Supplemental Guarantor Information

Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued on June 13, 2019 by the wholly owned subsidiaries, Amcor Finance (USA), Inc. and Bemis Company, Inc.

•4.500% Guaranteed Senior Notes due 2021 of Bemis Company, Inc.
•3.100% Guaranteed Senior Notes due 2026 of Bemis Company, Inc.
•3.625% Guaranteed Senior Notes due 2026 of Amcor Finance (USA), Inc.
•4.500% Guaranteed Senior Notes due 2028 of Amcor Finance (USA), Inc.

The two notes issued by Bemis Company, Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd (formerly known as Amcor Limited), Amcor Finance (USA), Inc and Amcor UK Finance plc. The two notes issued by Amcor Finance (USA), Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Bemis Company, Inc. and Amcor UK Finance plc.

All guarantors fully, unconditionally and irrevocably guarantee, on a joint and several basis, to each holder of the notes the due and punctual payment of the principal of, and any premium and interest on, such note and all other amounts payable, when and as the same shall become due and payable, whether at stated maturity, by declaration of acceleration, call for redemption or otherwise, in accordance with the terms of the notes and related indenture. The obligations of the applicable guarantors under their guarantees will be limited as necessary to recognize certain defenses generally available to guarantors (including those that relate to fraudulent conveyance or transfer, voidable preference, financial assistance, corporate purpose or similar laws) under applicable law. The guarantees will be unsecured and unsubordinated obligations of the guarantors and will rank equally with all existing and future unsecured and unsubordinated debt of each guarantor. None of our other subsidiaries guarantee such notes. The issuers and guarantors conduct large parts of their operations through other subsidiaries of Amcor plc.

Bemis is incorporated in Missouri in the United States, Amcor Finance (USA) Inc. is incorporated in Delaware in the United States and the guarantors are incorporated under the laws of Jersey, Australia, the United States, and England and Wales and, therefore, insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, Australian, United States or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable Notes or Guarantees, respectively.

Set forth below is the summarized financial information of the combined obligor group made up of Amcor plc (as parent guarantor), Bemis Company, Inc. and Amcor Finance (USA), Inc. (as subsidiary issuers of the notes and guarantors of each other’s notes) and Amcor Pty Ltd and Amcor UK Finance plc (as the remaining subsidiary guarantors).

Basis of Preparation

Amcor has voluntarily adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered as issued by the SEC [Release No. 33-10762; 34-88307; File No. S7-19-18] in March 2020. The following summarized financial information is presented for the parent, issuer, and guarantor subsidiaries ("Obligor Group") on a combined basis after elimination of intercompany transactions between entities in the combined group and amounts related to investments in any subsidiary that is a non-guarantor.

This information is not intended to present the financial position or results of operations of the combined group of companies in accordance with U.S. GAAP.

Statement of Income for Obligor Group

Nine Months Ended March 31,
($ in millions)	2020
Net sales - external	$688.8
Net sales - to subsidiaries outside the Obligor Group	3.4
Total net sales	692.2

Gross profit	125.5

Income from continuing operations (1)	9,019.5

Income (loss) from discontinued operations, net of tax	9.6

Net income	$9,029.1

Net (income) loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$9,029.1
(1)Includes $9,434.7 million net income from subsidiaries outside the Obligor Group mainly made up of intercompany dividend and interest income, partially offset by expenses related to a legal entity reorganization executed during the period and other expenses related to transactions with subsidiaries outside the Obligor Group.

Balance Sheet for Obligor Group

(in millions)	March 31, 2020	June 30, 2019
Assets
Current assets - external	$921.0	$799.0
Current assets - due from subsidiaries outside the Obligor Group	84.1	148.2
Total current assets	1,005.1	947.2
Non-current assets - external	1,016.4	1,013.6
Non-current assets - due from subsidiaries outside the Obligor Group	11,616.1	11,658.6
Total non-current assets	12,632.5	12,672.2
Total assets	$13,637.6	$13,619.4
Liabilities
Current liabilities - external	$1,315.3	$2,001.1
Current liabilities - due from subsidiaries outside the Obligor Group	18.0	45.7
Total current liabilities	1,333.3	2,046.8
Non-current liabilities - external	6,248.5	5,448.3
Non-current liabilities - due from subsidiaries outside the Obligor Group	10,281.5	9,665.5
Total non-current liabilities	16,530.0	15,113.8
Total liabilities	$17,863.3	$17,160.6

Liquidity and Capital Resources

        We finance our business primarily through cash flows provided by operating activities, borrowings from banks and proceeds from issuances of debt and equity. We periodically review our capital structure and liquidity position in light of market conditions, expected future cash flows, potential funding requirements for debt refinancing, capital expenditures and acquisitions, the cost of capital, sensitivity analyses reflecting downside scenarios, the impact on our financial metrics and credit ratings, and our ease of access to funding sources. In the third fiscal quarter of 2020, we entered into six Treasury lock agreements to protect against potentially unfavorable interest rate changes relating to the highly probable issuance of long-term debt associated with the planned re-financing of certain existing debt obligations. Disruption in capital markets as a result of the recent COVID-19 pandemic may lead to higher refinancing costs. Heightened market volatility at the time of issuance may cause us to not be able to obtain such financing on terms acceptable to us.

During March, our access to commercial paper in Europe and the U.S. was restricted, and, at times, unavailable. We refinanced these maturities with drawings under our committed bank facilities. As a precautionary measure to maximize liquidity, in March 2020, we also extended our 364-day syndicated facility by an additional six months to October 2020 while reducing the facility size from $1,050 million to $840 million.

Based on our current and expected cash flow from operating activities and available cash, we believe our cash flows provided by operating activities, together with borrowings available under our credit facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures and other commitments, including dividends, into the foreseeable future.

Overview

	Nine Months Ended March 31,
($ in millions)	2020	2019	YTD Change 3Q 2020 vs. 3Q 2019
Cash flow from operating activities	$470.3	$121.4	$348.9
Cash flow from investing activities	116.4	(183.8)	300.2
Cash flow from financing activities	(589.9)	2.4	(592.3)

Cash Flow Overview

        Cash Flow from Operating Activities

        Net cash inflows provided by operating activities increased by $348.9 million, or 287.4%, to $470.3 million for the nine months ended March 31, 2020, from $121.4 million for the nine months ended March 31, 2019. This increase was primarily due to impacts from the Bemis acquisition.

        Cash Flow from Investing Activities

        Net cash inflows provided by investing activities increased by $300.2 million, or 163.3%, to $116.4 million for the nine months ended March 31, 2020, from a $183.8 million outflow for the nine months ended March 31, 2019. This increase was primarily due to disposal proceeds from the EC Remedy related to the Bemis acquisition.

        Cash Flow from Financing Activities

        Net cash flows used in financing activities decreased by $592.3 million to $589.9 million for the nine months ended March 31, 2020, from a $2.4 million inflow for the nine months ended March 31, 2019. This decrease was primarily due to the share buy-back program and the increase in dividends paid, partially offset by an increase in commercial paper borrowings.

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

        Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of March 31, 2020, we were in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

        Our net debt as of March 31, 2020 and June 30, 2019 was $6.0 billion and $5.5 billion, respectively.

Available Financing

        As of March 31, 2020, we had undrawn credit facilities available in the amount of $1.4 billion. Our senior facilities are available to fund working capital, growth capital expenditures and refinancing obligations and are provided to us by five separate bank syndicates. On September 25, 2019 and December 15, 2019, we canceled $250.0 million and $100.0 million, respectively, of the $750.0 million term loan facility.

During the quarter ended March 31, 2020, we extended the maturity of a 364-day syndicated facility by an additional six months to October 2020 and reduced the facility size from $1,050.0 million to $840.0 million.

As of March 31, 2020, the revolving senior bank debt facilities had an aggregate limit of $5.0 billion, of which $3.6 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facilities mature between fiscal years 2020 and 2024.

Dividend Payments

During the three months ended March 31, 2020, we declared and paid a $0.115 cash dividend per ordinary share.

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

Share Repurchases

        On August 21, 2019, our Board of Directors approved an on-market buy-back of $500 million of ordinary shares and Chess Depositary Instruments ("CDIs"). During the nine months ended March 31, 2020, the Company repurchased approximately $478.2 million, including transaction costs, or 51.5 million shares. The shares repurchased as part of the program were canceled upon repurchase.

        We had cash outflows of $11.3 million and $32.2 million for the purchase of our shares in the open market during the nine months ended March 31, 2020 and 2019, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of March 31, 2020, and June 30, 2019, we held treasury shares at cost of $11.4 million and $16.1 million, representing 1.1 million and 1.4 million shares, respectively.

New Accounting Pronouncements

        Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements."

Critical Accounting Estimates and Judgments

        Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to pension costs, intangible assets and goodwill, deferred taxes, and equity accounted investments. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the year ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in our market risk during the three-month period ended March 31, 2020.  For additional information, refer to Note 8, "Fair Value Measurements," and Note 9, "Derivative Instruments," to the notes to our unaudited condensed consolidated financial statements and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2019.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

        As a result of the existing material weaknesses noted above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

Management’s Remediation Initiatives

        With respect to the first material weakness related to a lack of experience in technical accounting in U.S. GAAP and the filing requirements of a U.S. domestic registrant, we have taken numerous steps to address the underlying causes and to remediate the material weakness. We have hired additional financial reporting personnel with U.S. GAAP technical accounting and financial reporting experience, as well as U.S. domestic registrant filing experience, aligned our accounting policies and procedures with U.S. GAAP, enhanced our internal review procedures during the financial close process with U.S. GAAP experienced staff, and have conducted technical training for accounting and finance personnel. The material weakness will not be considered remediated until sufficient time has passed to enable us to conclude the remediation efforts are effective, which we expect will be completed prior to the end of fiscal 2020.

        With respect to the second material weakness related to deficiencies in the design and operating effectiveness of internal controls over the period end reporting process, we are currently in the process of remediating this material weakness through a process to (i) develop and implement additional controls and procedures to reduce the number of segregation of duties conflicts within key IT systems and (ii) design and implement additional compensating controls where necessary. Given we operate many ERP systems globally, this effort is currently targeting the largest locations with standardized systems. These enhanced processes, including the implementation of new mitigating controls, will effectively remediate the material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing, they are designed and operating effectively.

b)Changes in Internal Control Over Financial Reporting

        Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

        The material set forth in Note 16, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

        Information about our risk factors is contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Except as noted below, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K. for the fiscal year ended June 30, 2019. The following risk factor should be read together with those contained in our Annual Report on Form 10-K.

Our business and operations may be adversely affected by the recent 2019 Novel Coronavirus ("COVID-19") outbreak or other similar outbreaks.

Our business and financial results may be negatively impacted by outbreaks of contagious diseases, including the recent outbreak of the coronavirus that was first detected in Wuhan, China in December 2019. As a result of the COVID-19 outbreak, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limitations on gatherings, quarantines, shelter-in-place orders and business shutdowns. Measures providing for business shutdowns generally exclude essential services and the critical infrastructure supporting the essential services. We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services. However, we have experienced volatility in customer order patterns in the third fiscal quarter and could continue to experience significant volatility in the demand for our products in the future.

The outbreak could result in the temporary closure of our facilities, the facilities of our suppliers, or other vendors in our supply chain. In limited cases to date, certain customers have shut down their operations temporarily to deal with the outbreak within their facilities, which has impacted their demand, and we may continue to experience the volatility in demand from temporary customer shutdowns. In addition, the coronavirus has significantly impacted and may further impact the economies and financial markets of affected countries, including negatively impacting economic growth, the proper functioning of capital markets, foreign currency exchange rates and interest rates. The coronavirus may result in a prolonged economic downturn that could negatively affect demand for our customers’ products. Despite our efforts to manage these impacts, the extent to which the coronavirus or other outbreaks impact our business and operations, including our ability to secure financing at attractive rates, is unknown and the effect could be material.

The impact of COVID-19 may also exacerbate other risks discussed in "Item 1A. - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, any of which could have a material effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Share repurchase activity during the three months ended March 31, 2020 were as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 1 - 31, 2020	—	$—	—	$277.8
February 1 - 29, 2020	8,447	10.11	8,447	192.4
March 1 - 31, 2020	21,163	8.02	21,163	22.7
Total	29,610	$8.62	29,610
(1)On August 20, 2019, our Board of Directors approved an on-market buy-back program of $500 million of ordinary shares and CHESS Depositary Instruments ("CDIs"). The Board authorizations do not expire and will remain in effect until shares in the amount authorized thereunder have been repurchased.
(2)Average price paid per share excludes costs associated with the repurchase.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Mine Safety Disclosures

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits

        The documents in the accompanying Exhibits Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit	Description	Form of Filing
22	Subsidiary Guarantors and Issuers of Guaranteed Securities	Filed Herewith
31.1	Chief Executive Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed Herewith
31.2	Chief Financial Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed Herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished Herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	Filed Electronically
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Electronically
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Electronically
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Electronically
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Electronically
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Electronically
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date	May 11, 2020	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer