Form 10-K
period 2020-06-30
Amcor plc
filed 2020-08-27
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-36786
AMCOR PLC
(Exact name of registrant as specified in its charter)

Jersey	98-1455367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

83 Tower Road North
Warmley, Bristol
United Kingdom	BS30 8XP
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 117 9753200

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.01 per share	AMCR	The New York Stock Exchange
1.125% Guaranteed Senior Notes Due 2027	AUKF/27	The New York Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large Accelerated Filer	☒	Smaller Reporting Company	☐
Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed by reference to the closing price of such shares as of the last business day of the registrant’s most recently completed second quarter, was $17.4 billion

        As of August 25, 2020, the Registrant had 1,568,481,519 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Amcor plc definitive Proxy Statement for its 2020 Annual Shareholder Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Amcor plc’s fiscal year end.

Amcor plc
Annual Report on Form 10-K

Forward-Looking Statements

        Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Annual Report on Form 10-K refer to Amcor plc and its consolidated subsidiaries.

        This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target", "project", "may," "could," "would," "approximately," "possible," "will," "should," "expect," "intend," "plan," "anticipate," "estimate," "potential," "outlook" or "continue," the negative of these words, other terms of similar meaning or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. None of Amcor or any of its respective directors, executive officers or advisors, provide any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

•The continued financial and operational impacts of the 2019 Novel Coronavirus ("COVID-19") pandemic on Amcor and its customers, suppliers, employees and the geographic markets in which it and its customers operate (see Part II, "Item 1A. - Risk Factors" for more information about the risks to the Company due to COVID-19);
•changes in consumer demand patterns and customer requirements in numerous industries;
•the loss of key customers, a reduction in their production requirements or consolidation among key customers;
•significant competition in the industries and regions in which we operate;
•the failure to successfully integrate acquisitions in the expected time frame;
•the inability to expand our current business effectively through either organic growth, including by product innovation, or acquisitions;
•challenges to or the loss of our intellectual property rights;
•challenging current and future global economic conditions;
•impact of operating internationally;
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
•labor disputes;
•the possibility that the phase out of the London Interbank Offered Rate ("LIBOR") causes our interest expense to increase;
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

        Additional factors that could cause actual results to differ from those expected are discussed in this Annual Report on Form 10-K, including in the sections entitled "Item 1A - Risk Factors" and "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in Amcor’s subsequent filings with the Securities and Exchange Commission.

        Forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. Amcor assumes no obligation, and disclaims any obligation, to update the information contained in this report. All forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by this cautionary statement.

PART I

Item 1. - Business

The Company

        Amcor plc (ARBN 630 385 278) is a holding company originally incorporated under the name Arctic Jersey Limited as a limited company under the Laws of the Bailiwick of Jersey in July 2018, in order to effect the Company's combination with Bemis Company, Inc. On October 10, 2018, Arctic Jersey Limited was renamed "Amcor plc" and became a public limited company incorporated under the Laws of the Bailiwick of Jersey.

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

Focused portfolio

        Our portfolio of businesses share some important characteristics:

•A focus on primary packaging for fast-moving consumer goods,
•good industry structure,
•attractive relative growth, and
•multiple paths for us to win from our leadership position, scale and other competitive advantages.

        These criteria have led us to the focused portfolio of strong businesses we have today across: flexible and rigid packaging, specialty cartons, and closures.

Differentiated capabilities

        "The Amcor Way" describes the capabilities deployed consistently across Amcor that enable us to get leverage across our portfolio: Talent, Commercial Excellence, Operational Leadership, Innovation, and Cash and Capital Discipline.

Shareholder value creation

        Through our portfolio of focused business and differentiated capabilities we generate strong cash flow and redeploy cash to consistently create superior customer value. The defensive nature of our end markets mean that year-to-year volatility should be relatively low, measured on a constant currency basis. Over time value creation has been strong and consistent through paying dividends and growing the base business organically in a defensive set of end markets and pursuing targeted acquisitions or by returning cash to shareholders via share buybacks.

Segment Information

        Accounting Standards Codification ("ASC") 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined it has two reporting segments, Flexibles and Rigid Packaging. The reporting segments produce flexible packaging, rigid packaging, specialty cartons, and closure products, which are sold to customers participating in a range of attractive end use areas throughout Europe, North America, Latin America, Africa and the Asia Pacific regions. Refer to Note 20, "Segments," of the notes to consolidated financial statements for financial information about reporting segments.

Flexibles Segment

        The Flexibles Segment develops and supplies flexible packaging globally. With approximately 40,000 employees at 181 principal manufacturing facilities in 39 countries as of June 30, 2020, the Flexibles Segment is one of the world's largest suppliers of plastic, aluminum and fiber based flexible packaging. In fiscal year 2020, Flexibles accounted for approximately 78% of the Company’s consolidated net sales.

Rigid Packaging Segment

        The Rigid Packaging Segment manufacturers rigid packaging containers and related products in the Americas. As of June 30, 2020, the Rigid Packaging Segment employed approximately 6,000 employees at 50 principal manufacturing facilities in 11 countries. In fiscal year 2020, Rigid Packaging accounted for approximately 22% of the Company’s consolidated net sales.

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

        We did not have sales to a single customer that exceeded 10% of consolidated net sales for fiscal year 2020. Sales to PepsiCo, and its subsidiaries, accounted for approximately 11.1% and 11.0% of our sales in fiscal years 2019 and 2018, respectively. Business arrangements with PepsiCo are aggregated across a number of separate contracts in disparate locations and any change in these business arrangements would typically occur over a period of time.

         The major markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, innovation, quality, and price. Competitors include AptarGroup, Inc., Ball Corporation, Berry Global Group, Inc, CCL Industries Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Huhtamaki Oyj, International Paper Company, Mayr-Melnhof Karton AG, O-I Glass, Inc., Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company and WestRock Company, and a variety of privately held companies.

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

Raw Materials

        Polymer resins and films, paper, inks, adhesives, aluminum, and chemicals constitute the major raw materials we use. These are purchased from a variety of global industry sources, and we are not significantly dependent on any one supplier for our raw materials. While temporary industry-wide shortages of raw materials may occur, we expect to continue to successfully manage raw material supplies without significant supply interruptions. Currently, raw materials are readily available but pricing may fluctuate.

Intellectual Property

        We are the owner or licensee of a number of United States and other country patents and patent applications that relate to our products, manufacturing processes, and equipment. We have a number of trademarks and trademark registrations in the United States and in other countries. We also keep certain technology and processes as trade secrets. Our patents, licenses, and trademarks collectively provide a competitive advantage. However, the loss of any single patent or license alone would not have a material adverse effect on our results of operations as a whole or those of our reporting segments. Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise.

Sustainability, Innovation and Environmental Laws and Regulations

        We believe there will always be a role for the primary packages made by Amcor. Packaging protects and preserves food and healthcare products, and reduces the carbon footprint and waste of products. It extends shelf life and reduces food and other product loss across a range of distribution channels. Consumers want cost effective, convenient and easy to use packaging which also has an end of life solution to reduce waste. We believe responsible packaging is the answer to achieve less waste through innovative packaging design, waste management infrastructure and consumer participation.

        Amcor is committed to responsible packaging and we see this as being integral to our success. In January 2018, we became the first global packaging company pledging to develop all of our packaging to be recyclable or reusable by 2025, to significantly increase our use of recycled materials and to work with others to drive greater recycling of packaging around the world.

        We are highly regarded for our innovation capabilities and we have thousands of active patents. We collaborate with customers, suppliers, and innovators to create industry-leading solutions, and with stakeholders to increase available infrastructure for waste collection, sorting and recycling and to inform consumers about the environmental implications of their packaging. We are uniquely positioned to lead the way in the development of more sustainable or environmentally friendly packaging. Addressing the need for and increasing the supply of responsible packaging is one of the most important growth opportunities for Amcor.

        Our operations and the real property we own or lease are subject to broad environmental laws and regulations by multiple jurisdictions. These laws and regulations pertain to the discharge of certain materials into the environment, handling and disposition of waste, and cleanup of contaminated soil and ground water as well as various other protections of the environment. We believe that we are in substantial compliance with applicable environmental laws and regulations based on implementation of our Environmental, Health, and Safety Management System and regular audits of those processes and systems. However, we cannot predict with certainty that we will not in the future, incur liability, with respect to noncompliance with environmental laws and regulations due to contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be material. In addition, these laws and regulations are constantly changing, and we cannot always anticipate these changes. Refer to Note 19, "Contingencies and Legal Proceedings," of the notes to the consolidated financial statements for information about legal proceedings. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. "Risk Factors".

Employees

        As of June 30, 2020, we employed approximately 47,000 people worldwide, with approximately 42% of those employees being covered by collective bargaining agreements. Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past three years. For more on collective bargaining and labor disputes, see "Item 1A - Risk Factors."

Seasonal Factors

        The business of each of the reporting segments is not seasonal to any material extent.

Research and Development

        Refer to Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements for information about our research and development expenditures and policies.

Information about our Executive Officers

        The following sets forth the name, age and business experience for at least the last five years of our principal executive officers. Unless otherwise indicated, positions shown are with Amcor.

Name (Age)	Positions Held	Period the Position was Held

Ronald Delia (49)	Managing Director and Chief Executive Officer	2015 to present
	Executive VP, Finance and Chief Financial Officer	2011 to 2015
	VP and General Manager, Amcor Rigid Packaging Latin America	2008 to 2011

Michael Casamento (49)	Executive VP, Finance and Chief Financial Officer	2015 to present
	VP, Corporate Finance	2014 to 2015

Peter Konieczny (55)	President, Amcor Flexibles Europe, Middle East and Africa	2015 to present
	President, Amcor Specialty Cartons	2009 to 2015

Eric Roegner (50)	President, Amcor Rigid Packaging	2018 to present
	Executive Leadership Roles, Arconic, Inc. (f/k/a Alcoa Inc.)	2006 to 2018

Fred Stephan (55)	President, Amcor Flexibles North America	2019 to present
	President, Bemis North America	2017 to 2019
	Senior VP and General Manager of the Insulation Systems - Johns Manville	2011 to 2017

Ian Wilson (62)	Executive VP, Strategy and Development	2000 to present

Available Information

        We are a large accelerated filer (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-2) and are also an electronic filer. Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the SEC's website (http://www.sec.gov). We make available free of charge (other than an investor’s own Internet access charges) through the Investor Relations section of the Company's website (http://www.amcor.com/investors), under "SEC Filings," our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed of furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also obtain these reports by writing to the Company, Attention: Investor Relations, Amcor plc, Level 11, 60 City Road, Southbank, VIC, 3006, Australia. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. - Risk Factors

        The following factors, as well as factors described elsewhere in this Annual Report on Form 10-K, or in other filings by the Company with the Securities and Exchange Commission, could adversely affect the Company's consolidated financial position, results of operations or cash flows. Other factors not presently known to us or, that we presently believe are not material, could also affect our business operations and financial results.

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

        Relationships with our customers are fundamental to our success, particularly given the nature of the packaging industry and the other supply choices available to customers. From time to time, a single customer, depending on the current status and volumes of a number of separate contracts in disparate locations, may account for 10% or more of our revenue. Sales to our largest customer accounted for approximately 11% of our total net sales for fiscal years 2019 and 2018. We did not have sales to a single customer that exceeded 10% of our net sales in 2020 or sales to any other customer that accounted for more than 10% of net sales in these fiscal periods.

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

        The loss of business from our larger customers, or the renewal of business on less favorable terms, may have a significant impact on our operating results. In addition, our competitors may develop a disruptive technology or other technological innovations that could increase their ability to compete for our current or potential customers. No assurance can be given that the actions of established or potential competitors will not have an adverse effect on our ability to implement our plans and on our business, cash flow, financial condition and results of operations.

Expanding Our Current Business — We may be unable to expand our current business effectively through either organic growth, including product innovation, or acquisitions.

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

        Additionally, over the past decade, we have pursued growth through acquisitions, including our acquisition of Bemis in 2019. There can be no assurance that we will be able to identify suitable acquisition targets in the right geographic regions and with the right participation strategy in the future, or to complete such acquisitions on acceptable terms or at all. Other companies in the industries and regions in which we operate have similar investment and acquisition strategies to us, resulting in competition for a limited pool of potential acquisition targets. Due in part to that competition, as well as the recent low interest rate environment, which has made debt funding more appealing and accessible, price multiples for potential targets are currently higher than their historical averages. If, as a result of these and other factors, we are unable to identify acquisition targets that meet our investment criteria and close such transactions on acceptable terms, our potential for growth by way of acquisition may be restricted, which could have an adverse effect on achievement of our strategy and the resulting expected financial benefits.

Integration — We may face challenges with integrating acquisitions and achieving the financial and other results anticipated at the time of acquisition.

        We may face challenges in integrating our acquisitions with our existing operations. These challenges could include difficulty in integrating or consolidating business processes and systems and challenges with integrating the business cultures. In addition, the process of integrating operations could result in an interruption of normal business operations.

        We generally expect that we will realize synergy cost savings and other financial and operating benefits from our acquisitions. For example, we expect the Bemis acquisition in 2019 will generate estimated pre-tax annual net cost synergies by the end of the third year of approximately $180 million from procurement, manufacturing and general and administrative efficiencies. While we are currently on track to achieve the targeted Bemis synergies, we cannot predict with certainty that the full savings will be realized or current savings will be sustained. If we are not able to successfully integrate our acquisitions and achieve the expected synergy cost savings, the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected or involve more costs to do so.

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

Operational Risks

Global Health Outbreaks — Our business and operations may be adversely affected by the recent 2019 Novel Coronavirus ("COVID-19") outbreak or other similar outbreaks.

        Our business and financial results may be negatively impacted by outbreaks of contagious diseases, including the recent outbreak of the coronavirus that was first detected in Wuhan, China in December 2019. As a result of the COVID-19 outbreak, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limitations on gatherings, quarantines, shelter-in-place orders and business shutdowns. Measures providing for business shutdowns generally exclude essential services and the critical infrastructure supporting the essential services. We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services. However, we have experienced volatility in customer order patterns in the second half of our fiscal year 2020 and could continue to experience significant volatility in the demand for our products in the future. We have also impaired an equity method investment by $25.6 million in the fourth quarter, in part, partially due to general market declines associated with the pandemic. See Note 7, "Equity Method Investments" of the notes to consolidated financial statements for further information regarding the impairment.

        The outbreak has in the past, and could in the future result in the temporary closure of our facilities, the facilities of our suppliers, or other vendors in our supply chain. In limited cases to date, certain customers have shut down their operations temporarily to deal with the outbreak within their facilities, which has impacted their demand, and we may continue to experience the volatility in demand from temporary customer shutdowns. In addition, the coronavirus has significantly impacted and may further impact the economies and financial markets of affected countries, including negatively impacting economic growth, the proper functioning of capital markets, foreign currency exchange rates and interest rates. The coronavirus may result in a prolonged economic downturn, such as increased unemployment, decreases in capital spending, business shutdowns, or economic recessions, which could negatively affect demand for our customers’ products. Despite our efforts to manage these impacts, the extent to which the coronavirus or other outbreaks impact our business and operations, including our ability to secure financing at attractive rates, is unknown and the effect could be material.

Global Operations — Challenging current and future global economic conditions have had, and may continue to have, a negative impact on our business operations and financial results.

        Demand for our products and services is dependent on consumer demand for our packaging products, including packaged food, beverage, healthcare, personal care, agribusiness, industrial, and other consumer goods. As a result, general economic downturns in our key geographic regions and globally can adversely affect our business operations and financial results. The current global economic challenges, including relatively high levels of unemployment in certain areas in which we operate, low economic growth and difficulties associated with managing rising debt levels and related economic volatility in certain economies, are likely to continue to put pressure on the global economy and our business. The COVID-19 pandemic has increased volatility in world economies.

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

        Political uncertainty may also contribute to the general economic conditions in one or more markets in which we operate. For example, the United Kingdom's exit from the European Union has resulted in uncertainty regarding the long-term nature of the United Kingdom’s relationship with the European Union, causing significant volatility in global financial markets and altering the conduct of market participants. Political developments such as this could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, and may cause us to lose customers, suppliers and employees, and adversely impact profitability.

International Operations — Our international operations subject us to various risks that could adversely affect our business operations and financial results.

        We have operations throughout the world, including facilities located in emerging markets. In fiscal year 2020, approximately 74% of our sales revenue came from developed markets and 26% came from emerging markets. We expect to continue to expand our operations in the future, particularly in the emerging markets.

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

        The profitability of our operations may be adversely impacted by, among other things:

•changes in applicable fiscal or regulatory regimes;
•changes in, or difficulties in interpreting and complying with, local laws and regulations, including tax, labor, foreign investment and foreign exchange control laws;
•nullification, modification or renegotiation of, or difficulties or delays in enforcing, contracts with clients or joint venture partners that are subject to local law;
•reversal of current political, judicial or administrative policies encouraging foreign investment or foreign trade, or relating to the use of local agents, representatives or partners in the relevant jurisdictions;
•pandemics, such as COVID-19, impacting various regions of the world unequally; or
•changes in exchange rates and inflation, including hyperinflation, which may be further exacerbated by the COVID-19 pandemic.

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

        As a manufacturer of packaging products, our sales and profitability are dependent on the availability and cost of raw materials and labor and other inputs, including energy. All of the raw materials we use are purchased from third parties and our primary inputs include polymer resins and films, inks and solvents, aluminum and fiber-based carton board. Prices for these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, pandemics (such as the COVID-19 pandemic), currency and commodity price fluctuations, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, and other factors impacting supply and demand pressures. Increases in costs can have an adverse effect on our business and financial results. Although we seek to mitigate these risks through various strategies, including by entering into contracts with certain customers which permit certain price adjustments to reflect increased raw material costs or by otherwise seeking to increase our prices to offset increases in raw material costs, there is no guarantee that we will be able to anticipate or mitigate commodity and input price movements, there may be delays in adjusting prices to correspond with underlying raw material costs and any failure to anticipate or mitigate against such movements could have an adverse effect on our business, cash flow, financial condition and results of operations, which effect may be material.

Commercial Risks — We are subject to production, supply and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic downturn.

        We face a number of commercial risks, including (i) operational disruption, such as mechanical or technology failures or forced closures due to pandemics (such as the COVID-19 pandemic), each of which could, in turn, lead to production loss and/or increased costs, (ii) shortages in manufacturing inputs due to the loss of key suppliers or their inability to supply inputs and (iii) risks associated with development projects (such as cost overruns and delays). In addition, many of the geographic areas where our production is located and where we conduct business may be affected by natural disasters, including earthquakes, snowstorms, hurricanes, forest fires and flooding. Any unplanned plant downtime at any of our facilities would likely result in unabsorbed fixed costs that could negatively impact our results of operations for the period in which it experienced the downtime.

        Supply shortages or disruptions in our supply chain, including as a result of sourcing materials from a single supplier or those that may occur related to the COVID-19 pandemic or other natural disasters, could affect our ability to obtain timely delivery of raw materials, equipment and other supplies, and in turn, adversely impact our ability to supply products to our customers. Such disruptions could have an adverse effect on our business and financial results. In response to the COVID-19 pandemic, we have implemented employee safety measures across all our supply chain facilities, including proper hygiene, social distancing and temporary screening which at a minimum are in compliance with local government regulations. These measures may not be sufficient to prevent the spread of COVID-19 among our employees. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively impact our supply chain, manufacturing, distribution or other business activities.

        Additionally, the insolvency of, or contractual default by, any of our customers, suppliers and financial institutions, such as banks and insurance providers, may have a significant adverse effect on our operations and financial condition. Such risks are exacerbated in times of economic volatility (such as economic volatility caused by the COVID-19 pandemic), either globally or in the geographies and industries in which our customers operate. If a counterparty defaults on a payment obligation to us, we may be unable to collect the amounts owed and some or all of these outstanding amounts may need to be written off. If a counterparty becomes insolvent or is otherwise unable to meet its obligations in connection with a particular project, we may need to find a replacement to fulfill that party’s obligations or, alternatively, fulfill those obligations ourself, which is likely to be more expensive. The occurrence of any of these risks, including any default by our counterparties, could have an adverse effect on our business, cash flow, financial condition and results of operations, which effect may be material and result in a competitive disadvantage.

Information technology — A failure or disruption in our information technology systems could disrupt our operations, compromise customer, employee, vendor and other data and could negatively affect our business.

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

Financial Risks

LIBOR Indexed Borrowings — The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and cause our interest expense to increase.

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

        We are subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our financial performance. Transactional foreign exchange exposures result from exchange rate fluctuations, including in respect of the U.S. dollar, the Euro, and other currencies, including in Latin America, in which our costs are denominated, which may affect our business input costs and proceeds from product sales. Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of entity functional currencies to U.S. dollars, consistent with our reporting currency, and may affect the reported value of our assets and liabilities and our income and expenses. In particular, our translational exposure may be impacted by movements in the exchange rate between the Euro and the Brazilian Real against the U.S. dollar. The exchange rate has varied in recent years and is subject to further movement.

        Exchange rates between transactional currencies may change rapidly. For instance, the Mexican peso and the Brazilian Real have experienced significant pressures as growth and other concerns, including those related to the COVID-19 pandemic, have weighed on the Mexican and Brazilian economies, respectively. In addition, we have recognized foreign exchange losses related to the currency devaluation in Argentina and its designation as a highly inflationary economy under U.S. GAAP. See Note 2, "Significant Accounting Policies" of the notes to consolidated financial statements for further information regarding highly inflationary accounting.

        To the extent currency devaluation continues across our business, we are likely to experience a lag in the timing to pass through U.S. dollar-denominated input costs across our business, which would adversely impact our margins and profitability. As such, we may be exposed to future exchange rate fluctuations, and such fluctuations could have an adverse effect on our reported cash flow, financial condition and results of operations, which effect may be material.

Interest rates — An increase in interest rates could reduce our reported results of operations.

        Fluctuations in interest rates can increase borrowing costs and have an adverse impact on results of operations. Accordingly, increases in short-term interest rates will directly impact the amount of interest we pay. Refer to Note 13, "Debt," of the notes to consolidated financial statements for information about our variable rate borrowings and interest rates.

Credit rating — A downgrade in our credit rating could increase our borrowing costs and negatively affect our financial condition and results of operations.

        In addition to using cash provided by operations, we regularly issue commercial paper, drawdown bank loans and issue long-term bonds to meet our funding needs. Credit rating agencies rate our debt securities on many factors, including our financial results, their view of the general outlook for our industry, and their view of the general outlook for the global economy. Actions taken by the rating agencies include maintaining, upgrading or downgrading the current rating or placing us on a watch list for a possible future downgrade. If rating agencies downgrade our credit rating, or place us on a watch list, the impacts could include reduced access to the commercial paper market, an increase in the cost of our borrowings or the fees associated with our bank credit facility or an increase in the credit spread incurred when issuing debt in the capital markets.

Refer to "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources," for more information on our credit rating profile.

Hedging — Failure to hedge effectively against adverse fluctuations in interest rates and foreign exchange rates could negatively impact our results of operations.

        We are subject to the risk of rising interest rates associated with borrowing on a floating-rate basis as well as unfavorable fluctuations in foreign exchange rates. Our board of directors has approved a hedging policy to manage the risk of rising interest rates. The level of hedging activity undertaken may change from time to time and we may elect to change our hedging policy at any time. If our hedges are not effective in mitigating our interest rate risk and foreign exchange rate risks, if we are under-hedged or if a hedge provider defaults on their obligations under hedging arrangements, it could have an adverse effect on our business, cash flow, financial condition and results of operations.

Goodwill and other intangible assets — A significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and net worth.

        As of June 30, 2020, we had $7.3 billion of goodwill and other intangible assets. We review our goodwill balance for impairment at least once a year and whenever events or a change in circumstances indicate that impairment may have occurred using the business valuation methods allowed in accordance with current accounting standards. These methods include the use of a discount rate to calculate the present value of the expected future cash flows of our reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. In addition, if we make changes in our business strategy or if external conditions, such as the COVID-19 pandemic, adversely affect our business operations we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results. If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth. We have identified the valuation of intangible assets and goodwill as a critical accounting estimate. See "Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Estimates and Judgments," of this Annual Report on Form 10-K.

Internal Controls — If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

        As a newly listed NYSE public company in 2019, we elected the transition period for compliance with Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, during our transition period, we were exempt from Section 404 compliance until we filed our second Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (which is this Annual Report on Form 10-K).

        Amcor Limited was required to comply with reporting obligations in Australia including the preparation of its financial statements under Australian Accounting Standards ("AAS") as adopted by the Australian Accounting Standards Board and other relevant companies law. Amcor Limited was not required to comply with U.S. GAAP. Following the consummation of the Bemis acquisition, we now prepare financial statements in accordance with U.S. GAAP. We identified two material weaknesses in our internal control over financial reporting during the conversion of our historical AAS financial statements to U.S. GAAP. The first material weakness was related to our lack of accounting staff and supervisory personnel with the appropriate level of experience in technical accounting in U.S. GAAP and disclosure and filing requirements of a U.S. domestic registrant. We have fully remediated this material weakness as of the end of fiscal year 2020, see "Item 9A, Controls and Procedures," for further information.

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

        We are currently in the process of remediating the second material weakness through a process to (i) develop and implement additional controls and procedures to reduce the number of segregation of duties conflicts within key IT systems, which includes the implementation of new security roles and the automation of segregation of duties monitoring where practical, (ii) design and implement additional compensating controls where necessary and (iii) develop training on segregation of duties. Given that we operate many ERP systems globally, this effort has targeted the largest locations with standardized systems in fiscal 2020 and will be expanded to other locations in fiscal 2021. We believe that these enhanced resources and processes, including the implementation of new mitigating controls, will effectively remediate the second material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.

        Failure to remediate the material weakness described above at all or within our expected timeframe, or any newly identified material weaknesses could limit our ability to prevent or detect a misstatement of our financial results, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

Insurance — Our insurance policies, including our use of a captive insurance company, may not provide adequate protection against all of the risks we face.

        We seek protection from a number of our key operational risk exposures through the purchase of insurance. A significant portion of our insurance is placed in the insurance market with third-party re-insurers. Our policies with such third-party re-insurers cover property damage and business interruption, public and products liability and directors' and officers' liability. Although we believe the coverage provided by such policies is consistent with industry practice, they may not adequately cover certain risks and there is no guarantee that any claims made under such policies will ultimately be paid.

        Additionally, we retain a portion of our insurable risk through a captive insurance company, Amcor Insurances Pte Ltd, which is located in Singapore. Our captive insurance company collects annual premiums from our business groups, and assumes specific risks relating to property damage, business interruption and liability claims. The captive insurance company may be required to make payment for insurance claims which exceed the captive's reserves, which could have an adverse effect on our business, cash flow, financial condition and results of operations.

Legal and Compliance Risks

Litigation — Litigation or regulatory developments could adversely affect our business operations and financial performance.

        We are, and in the future will likely become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Given our global footprint, we are exposed to more uncertainty regarding the regulatory environment. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in legal claims or litigation against us. Refer to "Item 3. - Legal Proceedings" of this Annual Report on Form 10-K.

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

        We are organized under the laws of Jersey, Channel Islands, a British crown dependency that is an island located off the coast of Normandy, France. Jersey is not a member of the European Union. Jersey, Channel Islands legislation regarding companies is largely based on English corporate law principles. The rights of holders of our ordinary shares are governed by Jersey law, including the Companies (Jersey) Law 1991, as amended, and by the Amcor Articles of Association, as may be amended from time to time. These rights differ in some respects from the rights of other shareholders in corporations incorporated in the United States. Further, there can be no assurance that the laws of Jersey, Channel Islands, will not change in the future or that they will serve to protect investors in a similar fashion afforded under corporate law principles in the U.S., which could adversely affect the rights of investors.

U.S. shareholders may not be able to enforce civil liabilities against us.

        A significant portion of our assets are located outside of the United States and several of our directors and officers are citizens or residents of jurisdictions outside of the United States. As a result, it may be difficult for investors to successfully serve a claim within the United States upon those non-U.S. directors and officers, or to enforce judgments realized in the United States.

        Judgments of U.S. courts may not be directly enforceable outside of the U.S. and the enforcement of judgments of U.S. courts outside of the U.S., including those in Australia and Jersey, may be subject to limitations. Investors may also have difficulties pursuing an original action brought in a court in a jurisdiction outside the U.S., including Australia and Jersey, for liabilities under the securities laws of the U.S. Additionally, our Articles of Association provide that while the Royal Court of Jersey will have non-exclusive jurisdiction over actions brought against us, the Royal Court of Jersey will be the sole and exclusive forum for derivative shareholder actions, actions for breach of fiduciary duty by our directors and officers, actions arising out of Companies (Jersey) Law 1991, as amended, or actions asserting a claim against our directors or officers governed by the internal affairs doctrine. The exclusive forum provision would not prevent derivative shareholder actions based on claims arising under U.S. federal securities laws from being raised in a U.S. court and would not prevent a U.S. court from asserting jurisdiction over such claims. However, there is uncertainty whether a U.S. or Jersey court would enforce the exclusive forum provision for actions claiming breach of fiduciary duty and other claims.

Item 1B. - Unresolved Staff Comments

        None.

Item 2. - Properties

        We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. The manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The breakdown of our principal manufacturing plants at June 30, 2020 were as follows:

Flexibles Segment

        This segment has 181 principal manufacturing plants located in 39 countries, of which 130 are owned directly by us or our subsidiaries and 51 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 36 years and have one or more renewal options.

Rigid Packaging Segment

        This segment has 50 principal manufacturing plants located in 11 countries, of which 12 are owned directly by us or our subsidiaries and 38 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 20 years and have one or more renewal options.

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

PART II

Item 5. - Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our ordinary shares are traded on the New York Stock Exchange (the "NYSE") under the symbol AMCR and our CHESS Depositary Instruments ("CDIs") are traded on the Australian Securities Exchange (the "ASX") under the symbol AMC. On June 30, 2020, there were 100,310 registered holders of record of our ordinary shares and CDIs.

Share Repurchases

        Share repurchase activity during the three months ended June 30, 2020 were as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts):

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 1 - 30, 2020	—	$—	—	$22.7
May 1 - 31, 2020	2,393	9.47	2,393	—
June 1 - 30, 2020	9,163	9.97	—	—
Total	11,556	$9.87	2,393
(1)On August 20, 2019, our Board of Directors approved an on-market buy-back program of $500 million of ordinary shares and CDIs. The Board authorization did not provide for an expiration date; however, the on-market buyback program was completed during the fourth quarter of fiscal year 2020.
(2)Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards and shares purchased for shareholder settlement.
(3)Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards. Average price paid per share excludes costs associated with the repurchase.

Shareholder Return Performance

        The information under this caption "Shareholder Return Performance" in this Item 5 of this Annual Report on Form 10-K is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

        The line graph below compares the annual percentage change in Amcor plc's cumulative total shareholder return on its ordinary shares with the cumulative total return of its international packaging peer group, the S&P 500 Index and the ASX 200 Index for the period beginning June 11, 2019. The graph assumes $100 was invested on June 11, 2019, and that all dividends were reinvested.

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN

Among Amcor plc, the S&P 500 Index, the S&P/ASX 200 Index, and International Packaging Peer Group

$130
$120
$110
$100
$90
$80
$70
$60
06/11/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
Amcor plc
S&P 500
S&P/ASX 200
International Packaging Peer Group

	June 11, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Amcor plc	$100.00	$102.77	$88.25	$99.23	$75.22	$95.68
S&P 500	$100.00	$107.05	$108.87	$118.74	$95.47	$115.08
S&P/ASX 200	$100.00	$101.55	$97.80	$102.68	$80.47	$91.32
International packaging peer group	$100.00	$102.08	$101.00	$106.06	$71.13	$93.59

        The international packaging peer group consists of AptarGroup, Inc., Ball Corporation, Berry Global Group, Inc, CCL Industries Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Huhtamaki Oyj, International Paper Company, Mayr-Melnhof Karton AG, O-I Glass, Inc., Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company and WestRock Company.

Item 6. - Selected Financial Data

Five-Year Consolidated Review of Selected Financial Data (1)

	Years ended June 30,
(In millions, except per share amounts)	2020	2019	2018	2017	2016
Selected Consolidated Income Statement Data
Net sales	$12,467.5	$9,458.2	$9,319.1	$9,101.0	$9,421.3
Operating income	994.0	791.7	993.9	916.1	589.1
Income from continuing operations	624.3	436.7	586.6	581.0	305.0
Net income attributable to Amcor plc	612.2	430.2	575.2	564.0	309.3

Selected Consolidated Balance Sheet Data
Cash and cash equivalents	742.6	601.6	620.8	561.5	515.7
Total assets	16,442.1	17,165.0	9,057.5	9,087.0	8,531.8
Total debt	6,234.7	6,103.2	4,848.3	4,885.2	4,499.5
Total shareholders' equity	4,687.1	5,674.7	695.4	587.6	528.5

Selected Per Share Data
Basic earnings per share from continuing operations	0.387	0.363	0.497	0.487	0.266
Diluted earnings per share from continuing operations	0.387	0.362	0.494	0.483	0.263
Dividends per share (2)	0.465	0.575	0.445	0.415	0.400

Other Operating Data
Capital expenditures	399.5	332.2	365.0	379.3	346.7
Depreciation and amortization	607.2	349.7	352.7	351.8	351.0
(1)Fiscal year 2020 and 2019 reflects the results of Amcor plc, including Bemis results since the acquisition date of June 11, 2019. The historical periods solely reflect the results of Amcor Limited.
(2)Fiscal year 2019 dividends per share include dividends of $0.240 and $0.215 per share declared in August 2018 and February 2019, respectively, along with a pro-rata dividend of $0.120 per share declared in April 2019. The April 2019 dividend was declared to align the period over which dividends had been paid to Amcor and Bemis shareholders prior to completion of the acquisition.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Two Year Review of Results

(In millions, except per share amounts)	2020		2019
Net sales	$12,467.5	100.0%	$9,458.2	100.0%
Cost of sales	(9,932.0)	(79.7)	(7,659.1)	(81.0)

Gross profit	2,535.5	20.3	1,799.1	19.0

Operating expenses:
Selling, general, and administrative expenses	(1,384.8)	(11.1)	(999.0)	(10.6)
Research and development expenses	(97.3)	(0.8)	(64.0)	(0.7)
Restructuring and related expenses	(115.1)	(0.9)	(130.8)	(1.4)
Other income, net	55.7	0.4	186.4	2.0

Operating income	994.0	8.0	791.7	8.4

Interest income	22.2	0.2	16.8	0.2
Interest expense	(206.9)	(1.7)	(207.9)	(2.2)
Other non-operating income (loss), net	15.9	0.1	3.5	—

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	825.2	6.6	604.1	6.4

Income tax expense	(186.9)	(1.5)	(171.5)	(1.8)
Equity in income (loss) of affiliated companies	(14.0)	(0.1)	4.1	—

Income from continuing operations	624.3	5.0	436.7	4.6

Income (loss) from discontinued operations, net of tax	(7.7)	(0.1)	0.7	—

Net income	$616.6	4.9%	$437.4	4.6%

Net (income) loss attributable to non-controlling interests	(4.4)	—	(7.2)	(0.1)

Net income attributable to Amcor plc	$612.2	4.9%	$430.2	4.5%

Overview

        Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal-care, and other products. Amcor works with leading companies around the world to protect their products and the people who rely on them, differentiate brands, and improve supply chains through a range of flexible and rigid packaging, specialty cartons, closures, and services. The company is focused on making packaging that is increasingly light-weighted, recyclable and reusable, and made using an increasing amount of recycled content. During fiscal year 2020, approximately 47,000 Amcor employees generated $12.5 billion in sales from operations that spanned approximately 231 locations in over 40 countries.

Significant Items Affecting the Periods Presented

Impact of COVID-19

        The 2019 Novel Coronavirus ("COVID-19") has introduced a period of unprecedented uncertainty and challenge. Amcor’s operations have been largely recognized as 'essential' by governments and authorities around the world given the role we play in the supply chains for critical food and healthcare products. Our scale and global footprint has enabled us to collaborate with customers and suppliers to meet volatile changes in demand and continue to service our customers. In dealing with the exceptional challenges posed by COVID-19, we have established three guiding principles focusing on the health and safety of our employees, keeping our operations running and contributing to relief efforts in our communities.

Health and Safety

        Our commitment to the health and safety of its employees remains our first priority. Our rigorous precautionary measures include the formation of global and regional response teams that maintain contact with authorities and experts to actively manage the situation, restrictions on company travel, quarantine protocols for employees who may have had exposure or have symptoms, frequent disinfecting of Amcor locations and other measures designed to help protect employees, customers and suppliers. We expect to continue these measures until the COVID-19 pandemic is adequately contained for our business.

Operations and Supply Chain

        To support our business partners, we have instituted business continuity plans in each of our operations and offices globally which address infection prevention measures, incident response, return to work protocols and supply chain risks. We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services. However, we have experienced volatility in customer order patterns in the second half of fiscal year 2020 and could continue to experience significant volatility in the demand for our products in the future. For instance, in April, our Rigid Packaging Segment sales volumes in North America and Latin America were adversely impacted as a result of a decrease in foot traffic in the convenience and on-the-go channels. Our facilities have largely been exempt from government mandated closure orders and while governmental measures may be modified, we expect that our operations will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities.

        We have not experienced any significant disruptions in our supply chain to date and continue to monitor the risk of customer, raw material and other supply chain disruptions.

Contributions to Our Communities

        To support our local communities, we launched a global program to help mitigate the impact of COVID-19 by donating food and healthcare packaging products and by funding local community initiatives to improve access to healthcare, education or food and other essential products.

Looking Ahead

        We believe we are well-positioned to meet the challenges of the COVID-19 pandemic. However, we cannot reasonably estimate the duration and severity of this pandemic or its ultimate impact on the global economy and our operations and financial results. The ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, the duration of social distancing measures and other government imposed restrictions and the nature and pace of macroeconomic recovery in key global economies.

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

        Our total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $90 million in employee related expenses, $25 million in fixed asset related expenses, $20 million in other restructuring and $30 million in restructuring related expenses. We estimate that approximately $150 million of the $200 million total integration costs will result in cash expenditures, of which $115 million relate to restructuring and related expenditures. Cash payments for the fiscal year 2020 were $80.2 million, of which $54.1 million were payments related to restructuring and related expenditures. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

        Restructuring related costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. General integration costs are not linked to restructuring. We believe the disclosure of restructuring related costs provides more information on the total cost of our 2019 Bemis Integration Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment and anticipated loss on sale of closed facilities.

Other Restructuring Plans

        On August 21, 2018, we announced a restructuring plan in Amcor Rigid Packaging ("2018 Rigid Packaging Restructuring Plan") aimed at reducing structural costs and optimizing the footprint. The Plan includes the closures of manufacturing facilities and headcount reductions to achieve manufacturing footprint optimization and productivity improvements as well as overhead cost reductions.

        Our total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $110 million with the main component being the cost to exit manufacturing facilities and employee related costs. The total plan cost has been increased by approximately $15 million in the fourth quarter of fiscal year 2020 due primarily to additional non-cash impairments. We estimate that approximately $70 million of the $110 million total costs will result in cash expenditures. Cash payments for the fiscal year 2020 were $23.6 million. The 2018 Rigid Packaging Restructuring Plan is expected to be completed during fiscal year 2021.

        On June 9, 2016, we announced a major initiative ("2016 Flexibles Restructuring Plan") to optimize the cost base and drive earnings growth in the Flexibles segment. This initiative was designed to accelerate the pace of adapting the organization within developed markets through footprint optimization to better align capacity with demand, increase utilization and improve the cost base and streamlining the organization and reducing complexity, particularly in Europe, to enable greater customer focus and speed to market.

        As part of the 2016 Flexibles Restructuring Plan, we had closed eight manufacturing facilities and reduced headcount at certain facilities. Our total pre-tax restructuring costs were $230.8 million, with $166.7 million in employee termination costs, $31.4 million in fixed asset impairment costs and $32.7 million in other costs, which primarily represent the cost to dismantle equipment and terminate existing lease contracts. Approximately $166 million of the $230.8 million in total program costs resulted in cash expenditures. Cash payments for fiscal year 2019 were $14.4 million. The Plan was substantially completed by the end of fiscal year 2019.

Impairment in Equity Method Investment

        Due to impairment indicators present for the years ended June 30, 2020, 2019 and 2018, we performed impairment tests by comparing the carrying value of its investment in AMVIG Holdings Limited ("AMVIG") at the end of each period, including interim periods, to the fair value of the investment, which was determined based on AMVIG's quoted share price. We recorded impairment charges in fiscal years 2020, 2019 and 2018 of $25.6 million, $14.0 million and $36.5 million, respectively, as the fair value of the investment was below its carrying value. Refer to Note 7, "Equity Method Investments" for more information about our equity method investments.

Highly Inflationary Accounting

        We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentinean subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. The transition to highly inflationary accounting resulted in a negative impact of $27.7 million and $30.2 million that was reflected on the consolidated statement of income for the year ended June 30, 2020 and 2019, respectively.

Results of Operations

The following is a discussion and analysis of changes in the financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019. A discussion and analysis regarding our results of operations for fiscal year 2019 compared to fiscal year 2018 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 3, 2019.

Consolidated Results of Operations

(in millions)	2020	2019
Net sales	$12,467.5	$9,458.2
Operating income	994.0	791.7
Operating profit as a percentage of net sales	8.0%	8.4%

Net income attributable to Amcor plc	$612.2	$430.2
Diluted Earnings Per Share	$0.382	$0.363

        Net sales increased $3,009.3 million, or 31.8%, to $12,467.5 million for the fiscal year 2020, from $9,458.2 million for the fiscal year 2019. Excluding negative currency impacts of $274.0 million, or (2.9%), and pass-through of lower raw material costs of $205.6 million, or (2.2%), the increase in net sales, including intersegment sales, for the fiscal year 2020 was $3,488.9 million or 36.9%, driven by favorable volumes of 0.2% and unfavorable price/mix of (0.4%), with acquisition related impacts contributing 37.1%.

        Net income attributable to Amcor plc increased by $182.0 million, or 42.3%, to $612.2 million for the fiscal year 2020, from $430.2 million for the fiscal year 2019 mainly as a result of the Bemis acquisition and related transaction and integration cost impacts.

        Diluted earnings per shares ("Diluted EPS") increased to $0.382, or 5.2%, for the fiscal year 2020, from $0.363 for the fiscal year 2019, with net income attributable to ordinary shareholders increasing 42.3% and the diluted weighted average number of shares outstanding increased 35.3%. The increase in the diluted weighted average number of shares outstanding was due to the acquisition of Bemis.

Segment Results of Operations

        Flexibles Segment

        Our Flexibles reporting segment develops and supplies flexible packaging globally.

(in millions)	2020	2019
Net sales including intersegment sales	$9,754.7	$6,566.7
Adjusted EBIT from continuing operations	1,335.1	817.2
Adjusted EBIT from continuing operations as a percentage of net sales	13.7%	12.4%

        Net sales including intersegment sales increased $3,188.0 million, or 48.5%, to $9,754.7 million for fiscal year 2020, from $6,566.7 million for fiscal year 2019. Excluding negative currency impacts of $235.2 million, or (3.6%), and pass-through of lower raw material costs of $87.9 million, or (1.4%), the increase in net sales including intersegment sales for the fiscal year 2020 was $3,511.1 million, or 53.5%, driven by favorable volumes of 0.1% and unfavorable price/mix of (0.1%) with acquisition related impacts contributing 53.5%.

        Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") for the fiscal year 2020 increased $517.9 million, or 63.4% to $1,335.1 million from $817.2 million for the fiscal year 2019. Excluding negative currency impacts of $25.4 million, or (3.0%), the increase in Adjusted EBIT for the fiscal year 2020 was $543.3 million, or 66.4%, driven by plant cost improvements of 8.7%, selling, general and administrative ("SG&A") and other cost improvements of 2.5%, favorable volumes of 0.1%, partially offset by unfavorable price/mix of (1.5%) with acquisition related impacts contributing 56.6%.

        Rigid Packaging Segment

        Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products.

(in millions)	2020	2019
Net sales including intersegment sales	$2,716.3	$2,892.7
Adjusted EBIT from continuing operations	290.1	308.2
Adjusted EBIT from continuing operations as a percentage of net sales	10.7%	10.7%

        Net sales decreased $176.4 million, or 6.1%, to $2,716.3 million for fiscal year 2020, from $2,892.7 million for fiscal year 2019. Excluding negative currency impacts of $39.0 million, or (1.3%) and pass-through of lower raw material costs of $117.7 million, or (4.1%), the decrease in net sales for the fiscal year 2020 was $19.7 million, or 0.7%, driven by favorable volumes of 0.5% and unfavorable price/mix of (1.2)%.

        Adjusted EBIT for the fiscal year 2020 decreased $18.1 million or 5.9% to $290.1 million for the fiscal year 2020 from $308.2 million for the fiscal year 2019. Excluding negative currency impacts of $5.1 million, or (1.7%), the decrease in Adjusted EBIT for the fiscal year 2020 was $13.0 million, or 4.2%, driven by favorable plant costs of 2.2%, favorable SG&A and other costs at 0.9%, favorable volumes of 0.4%, and unfavorable price/mix of 7.7%.

Consolidated Gross Profit

(in millions)	2020	2019
Gross profit	$2,535.5	$1,799.1
Gross profit as a percentage of net sales	20.3%	19.0%

        Gross profit increased by $736.4 million, or 40.9%, to $2,535.5 million for fiscal year 2020, from $1,799.1 million for fiscal year 2019. The increase was primarily in the Flexibles reporting segment driven by the Bemis acquisition.

Consolidated Selling, General and Administrative ("SG&A") Expense

(in millions)	2020	2019
SG&A expenses	$(1,384.8)	$(999.0)
SG&A expenses as a percentage of net sales	(11.1)%	(10.6)%

        SG&A increased by $385.8 million, or 38.6%, to $1,384.8 million for fiscal year 2020, from $999.0 million for fiscal year 2019. The increase was primarily in the Flexibles reporting segment and Other driven by the Bemis acquisition, including related transaction and integration cost impacts.

Consolidated Research and Development ("R&D") Expense

(in millions)	2020	2019
R&D expenses	$(97.3)	$(64.0)
R&D expenses as a percentage of net sales	(0.8)%	(0.7)%

        Research and development costs increased by $33.3 million, or 52.0%, to $97.3 million for fiscal year 2020, from $64.0 million for fiscal year 2019. The increase was primarily driven by the addition of the Bemis cost base and timing of project costs.

Consolidated Restructuring and Related Expense

(in millions)	2020	2019
Restructuring and related expenses	$(115.1)	$(130.8)
Restructuring and related expenses as a percentage of net sales	(0.9)%	(1.4)%

        Restructuring and related costs decreased by $15.7 million to $115.1 million for fiscal year 2020, from $130.8 million for fiscal year 2019. The decrease was primarily driven by a reduction in restructuring activities in connection with the 2018 Rigid Packaging Restructuring Plan.

Consolidated Other Income, Net

(in millions)	2020	2019
Other income, net	$55.7	$186.4
Other income, net, as a percentage of net sales	0.4%	2.0%

        Other income, net decreased by $130.7 million to $55.7 million for fiscal year 2020, from $186.4 million for fiscal year 2019. The decrease was mainly driven by nonrecurrence of remedy disposal related gains in the fiscal year 2019.

Consolidated Interest Income

(in millions)	2020	2019
Interest income	$22.2	$16.8
Interest income as a percentage of net sales	0.2%	0.2%

        Interest income increased by $5.4 million, or 32.1%, to $22.2 million for fiscal year 2020, from $16.8 million for fiscal year 2019, mainly driven by higher cash balances during the period and negative interest rates on a portion of Euro denominated borrowings.

Consolidated Interest Expense

(in millions)	2020	2019
Interest expense	$(206.9)	$(207.9)
Interest expense as a percentage of net sales	(1.7)%	(2.2)%

        Interest expense remained relatively stable at $206.9 million for fiscal year 2020 compared to $207.9 million for fiscal year 2019.

Consolidated Other Non-Operating Income (Loss), Net

(in millions)	2020	2019
Other non-operating income (loss), net	$15.9	$3.5
Other non-operating income (loss), net, as a percentage of net sales	0.1	—%

        Other non-operating income, net increased by $12.4 million to $15.9 million for fiscal year 2020, from an other non-operating income, net of $3.5 million for fiscal year 2019, mainly driven by impacts relating to the acquired Bemis pension plans.

Consolidated Income Tax Expense

(in millions)	2020	2019
Income tax expense	$(186.9)	$(171.5)
Effective tax rate	22.6%	28.4%

        Income tax expense increased by $15.4 million, or 9.0%, to $186.9 million for fiscal year 2020, from $171.5 million for fiscal year 2019. The increase was primarily driven by the higher overall profit of the total Company with a full year of Bemis’ results having been included compared to three weeks in fiscal year 2019.

        The effective tax rate for the fiscal year 2020 reduced relative to 2019 mainly due to the decrease in non-deductible transaction costs related to the acquisition of Bemis. The current year effective tax rate is reflective of a greater proportion of the business in the U.S. as a result of the Bemis acquisition.

Presentation of Non-GAAP Information

        This Annual Report on Form 10-K refers to financial measures that have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"): adjusted earnings before interest and taxes ("Adjusted EBIT") from continuing operations, adjusted net income from continuing operations, and net debt. These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of significant tax reform, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, certain litigation matters, pension settlements and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, and changes in the fair value of deferred acquisition payments.

        This adjusted information should not be construed as an alternative to results determined under U.S. GAAP. Management of the Company uses the non-GAAP measures to evaluate operating performance and believes that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of current and historical performance of the Company.

        A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT from continuing operations and adjusted net income for fiscal years 2020, 2019 and 2018 is as follows:

	For the years ended June 30,
(in millions)	2020	2019	2018
Net income attributable to Amcor plc, as reported	$612.2	$430.2	$575.2
Add: Net income (loss) attributable to non-controlling interests	4.4	7.2	11.4
Less: (Income) loss from discontinued operations, net of tax	7.7	(0.7)	—
Income from continuing operations	624.3	436.7	586.6
Add: Income tax expense	186.9	171.5	118.8
Add: Interest expense	206.9	207.9	210.0
Less: Interest income	(22.2)	(16.8)	(13.1)
EBIT from continuing operations	995.9	799.3	902.3
Add: Material restructuring programs (1)	105.7	64.1	14.4
Add: Impairments in equity method investments (2)	25.6	14.0	36.5
Add: Material acquisition costs and other (3)	145.6	143.1	—
Add: Amortization of acquired intangible assets from business combinations (4)	191.1	31.1	19.3
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	—	(1.4)	83.9
Add: Impact of hyperinflation (6)	27.7	30.2	—
Less: Net legal settlements (7)	—	(5.0)	—
Add: Pension settlements (8)	5.5	—	—
Adjusted EBIT from continuing operations	1,497.1	1,075.4	1,056.4
Less: Income tax expense	(186.9)	(171.5)	(118.8)
Add: Adjustments to income tax expense (9)	(88.9)	23.2	(32.0)
Less: Interest expense	(206.9)	(207.9)	(210.0)
Add: Interest income	22.2	16.8	13.1
Less: Material restructuring programs attributable to non-controlling interest	(4.3)	—	—
Less: Net (income) loss attributable to non-controlling interests	(4.4)	(7.2)	(11.4)
Adjusted net income from continuing operations	$1,027.9	$728.8	$697.3
(1)Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for fiscal year 2020, the 2018 Rigid Packaging Restructuring Plan for the fiscal year 2019, and the 2016 Flexibles Restructuring Plan for fiscal year 2018. Refer to Note 6, "Restructuring Plans," for more information about the Company's restructuring plans.

(2)Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG. Refer to Note 7, "Equity Method Investments" for more information about the Company's equity method investments.
(3)During fiscal year 2020, material acquisition costs and other includes $57.8 million amortization of Bemis acquisition related inventory fair value step-up and $87.8 million of Bemis transaction related costs and integration costs not qualifying as exit costs, including certain advisory, legal, audit and audit related fees. During fiscal year 2019, material acquisition costs and other includes $47.9 million of costs related to the 2019 Bemis Integration Plan, $15.6 million of Bemis acquisition related inventory fair value step-up, $42.5 million of long-lived asset impairments, $133.7 million of Bemis transaction-related costs, partially offset by $96.5 million of gain related to the U.S. Remedy sale net of related and other costs.
(4)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26.4 million and $4.5 million of sales backlog amortization for the fiscal year 2020 and 2019, respectively, from the Bemis acquisition.
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
(8)Impact of pensions settlements includes the amount of actuarial losses recognized in the consolidated income statement related to the settlement of certain defined benefit plans, not including related tax effects.
(9)Net tax impact on items (1) through (8) above.

Reconciliation of Net Debt

        A reconciliation of total debt to net debt at June 30, 2020 and 2019 is as follows:

(in millions)	June 30, 2020	June 30, 2019
Current portion of long-term debt	$11.1	$5.4
Short-term borrowings	195.2	788.8
Long-term debt, less current portion	6,028.4	5,309.0
Total debt	6,234.7	6,103.2
Less cash and cash equivalents	742.6	601.6
Net debt	$5,492.1	$5,501.6

Supplemental Guarantor Information

        Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Finance (USA), Inc., Bemis Company, Inc. and Amcor UK Finance plc.

•4.500% Guaranteed Senior Notes due 2021 of Bemis Company, Inc.
•3.100% Guaranteed Senior Notes due 2026 of Bemis Company, Inc.
•2.630% Guaranteed Senior Notes due 2030 of Bemis Company, Inc.
•3.625% Guaranteed Senior Notes due 2026 of Amcor Finance (USA), Inc.
•4.500% Guaranteed Senior Notes due 2028 of Amcor Finance (USA), Inc.
•1.125% Guaranteed Senior Notes due 2027 of Amcor UK Finance plc

        The three notes issued by Bemis Company, Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd (formerly known as Amcor Limited), Amcor Finance (USA), Inc. and Amcor UK Finance plc. The two notes issued by Amcor Finance (USA), Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Bemis Company, Inc. and Amcor UK Finance plc. The note issued by Amcor UK Finance plc is guaranteed by its parent entity, Amcor plc, and the subsidiary guarantors Amcor Pty Ltd, Bemis Company, Inc. and Amcor Finance (USA), Inc.

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

        Bemis is incorporated in Missouri in the United States, Amcor Finance (USA) Inc. is incorporated in Delaware in the United States, Amcor UK Finance plc is incorporated in England and Wales, United Kingdom and the guarantors are incorporated under the laws of Jersey, Australia, the United States, and England and Wales and, therefore, insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, Australian, United States or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable Notes or Guarantees, respectively.

        Set forth below is the summarized financial information of the combined obligor group made up of Amcor plc (as parent guarantor), Bemis Company, Inc., Amcor Finance (USA), Inc. and Amcor UK Finance plc (as subsidiary issuers of the notes and guarantors of each other’s notes) and Amcor Pty Ltd (as the remaining subsidiary guarantor).

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

Statement of Income for Obligor Group
(in millions)

For the year ended June 30,	2020
Net sales - external	$915.0
Net sales - to subsidiaries outside the Obligor Group	4.9
Total net sales	919.9

Gross profit	174.4

Income from continuing operations (1)	9,201.1

Income (loss) from discontinued operations, net of tax	9.6

Net income	$9,210.7

Net (income) loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$9,210.7
(1)Includes $9,516.3 net income from subsidiaries outside the Obligor Group mainly made up of intercompany dividend and interest income, partially offset by expenses related to a legal entity reorganization executed during the period and other expenses related to transactions with subsidiaries outside the Obligor Group.

Balance Sheet for Obligor Group
(in millions)

As of June 30,	2020
Assets
Current assets - external	$899.3
Current assets - due from subsidiaries outside the Obligor Group	136.1
Total current assets	1,035.4
Non-current assets - external	1,002.4
Non-current assets - due from subsidiaries outside the Obligor Group	12,405.0
Total non-current assets	13,407.4
Total assets	$14,442.8
Liabilities
Current liabilities - external	$1,647.3
Current liabilities - due from subsidiaries outside the Obligor Group	35.6
Total current liabilities	1,682.9
Non-current liabilities - external	6,073.6
Non-current liabilities - due from subsidiaries outside the Obligor Group	11,200.8
Total non-current liabilities	17,274.4
Total liabilities	$18,957.3

Liquidity and Capital Resources

        We finance our business primarily through cash flows provided by operating activities, commercial paper, borrowings from banks and proceeds from issuances of debt and equity. We periodically review our capital structure and liquidity position in light of market conditions, including the recent COVID-19 pandemic, expected future cash flows, potential funding requirements for debt refinancing, capital expenditures and acquisitions, the cost of capital, sensitivity analyses reflecting downside scenarios, the impact on our financial metrics and credit ratings, and our ease of access to funding sources.

        Based on our current and expected cash flow from operating activities and available cash, we believe our cash flows provided by operating activities, together with borrowings available under our credit facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures and other commitments, including dividends, into the foreseeable future.

Overview

	Year Ended June 30,
(in millions)	2020	2019	Change 2020 vs. 2019
Cash flow from operating activities	$1,384.2	$776.1	608.1
Cash flow from investing activities	37.9	10.2	27.7
Cash flow from financing activities	(1,236.4)	(764.9)	(471.5)

Cash Flow Overview

        Cash Flow from Operating Activities

        Net cash inflows provided by operating activities increased by $608.1 million, or 78.4%, to $1,384.2 million for fiscal year 2020, from $776.1 million for fiscal year 2019. This increase was primarily due to impacts from the Bemis acquisition.

        Cash Flow from Investing Activities

        Net cash inflows provided by investing activities increased by $27.7 million, or 271.6%, to $37.9 million for fiscal year 2020, from a $10.2 million inflow for fiscal year 2019. This increase was primarily due to higher disposal proceeds from the EC Remedy related to the Bemis acquisition as compared to the U.S. Remedy in the fiscal year 2019, partially offset by higher capital expenditures as a result of the Bemis acquisition.

        Capital expenditures were $399.5 million for fiscal year 2020, an increase of $67.3 million compared to $332.2 million for fiscal year 2019. The increase in capital expenditures was primarily due to the increased capital spending following the Bemis acquisition.

        Cash Flow from Financing Activities

        Net cash flows used in financing activities increased by $471.5 million, or 61.6%, to $1,236.4 million for fiscal year 2020, from a $764.9 million outflow for fiscal year 2019. This increase was primarily due to the $500 million on-market share buy-back program, partially offset by net inflows from long and short-term debt sources.

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

        Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of June 30, 2020, we are in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

        Our net debt as of both June 30, 2020 and June 30, 2019 was $5.5 billion.

Available Financing

        As of June 30, 2020, we had undrawn credit facilities available in the amount of $1.8 billion. Our senior facilities are available to fund working capital, growth capital expenditures and refinancing obligations and are provided to us by five separate bank syndicates. On September 25, 2019 and December 15, 2019, we canceled $250.0 million and $100.0 million, respectively, of the $750.0 million term loan facility.

        During the quarter ended March 31, 2020, the Company extended the maturity of a 364-day syndicated facility by an additional six months to October 2020 and reduced the facility size from $1,050.0 million to $840 million. This facility was canceled on June 29, 2020 following the issuance of a $500.0 million 10 year senior unsecured note on June 19, 2020 and a €500.0 million 7 year senior unsecured note on June 23, 2020.

        As of June 30, 2020, the revolving senior bank debt facilities had an aggregate limit of $4.2 billion, of which $2.4 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facilities mature between fiscal years 2022 and 2024, with an option to extend.

Dividend Payments

        In fiscal years 2020, 2019 and 2018, we paid $761.1 million, $679.7 million and $526.8 million, respectively, in dividends.

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

Share Repurchases

        On August 21, 2019, our Board of Directors approved an on-market buy-back of $500 million of ordinary shares and Chess Depositary Instruments ("CDIs"). During the twelve months ended June 30, 2020, the Company repurchased approximately $500.0 million, excluding transaction costs, or 53.9 million shares. The shares repurchased as part of the program were canceled upon repurchase.

        We had cash outflows of $67.0 million, $20.2 million and $35.7 million for the purchase of our shares in the open market during fiscal years 2020, 2019 and 2018, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards and shares purchased for shareholder settlement in the fourth quarter of fiscal year 2020. As of June 30, 2020, 2019 and 2018, we held treasury shares at cost of $67.0 million, $16.1 million and $10.7 million, representing 6.7 million, 1.4 million and 0.9 million shares, respectively.

Contractual Obligations

        The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations and certain other commitments as of June 30, 2020. These amounts do not reflect all planned spending under the various categories but rather that portion of spending to which we are contractually committed.

(in millions)	Less than 1 year	Within 1 to 3 years	Within 3 to 5 years	More than 5 years
Short-term debt obligations (1)	$195.2	$—	$—	$—
Long-term debt obligations (1)	409.6	1,814.6	1,292.1	2,485.7
Interest expense on short- and long-term debt, fixed and floating rate (2)	131.1	185.9	150.6	206.6
Operating leases (3)	99.7	166.3	116.1	280.1
Finance leases	2.9	5.4	4.8	32.6
Purchase obligations (4)	1,043.5	970.5	16.0	11.3
Employee benefit plan obligations	90.7	178.4	183.4	477.0
Total	$1,972.7	$3,321.1	$1,763.0	$3,493.3
(1)All debt obligations are based on their contractual face value, excluding interest rate swap fair value adjustments and unamortized discounts.
(2)Variable interest rate commitments are based on the current contractual maturity date of the underlying facility, calculated on the existing drawdown at June 30, 2020, after allowing for increases/(decreases) in projected bank reference rates.
(3)We lease certain manufacturing sites, office space, warehouses, land, vehicles and equipment under operating leases. The leases have varying terms, escalation clauses and renewal rights. Not included in the above commitments are contingent rental payments which may arise as part of the rental increase indexed to the consumer price index or in the event that units produced by certain leased assets exceed a predetermined production capacity.
(4)Purchase obligations represent contracts or commitments for the purchase of raw materials, utilities, capital equipment and various other goods and services.

Off-Balance Sheet Arrangements

        Other than as described under "Contractual Obligations" as of June 30, 2020, we had no significant off-balance sheet contractual obligations or other commitments.

Liquidity Risk and Outlook

        In 2020, the Company continued to have access to liquidity through the commercial paper market. However, our access was temporarily restricted in March both in the U.S. and Europe due to the impact from COVID-19 on financial markets. We refinanced these maturities with drawings under our committed bank facilities. As a precautionary measure to maximize liquidity, in March 2020, we also extended our 364-day syndicated facility by an additional six months to October 2020 while reducing the facility size from $1,050.0 million to $840.0 million. This facility was canceled on June 29, 2020 following the issuance of a $500.0 million 10-year senior unsecured note on June 19, 2020 and a €500.0 million 7-year senior unsecured note on June 23, 2020. The Company also filed a Form S-3 shelf registration statement on June 10, 2020, which enabled the Company to issue the two notes in June 2020 and will enable the Company to issue debt securities in the future when market conditions are favorable and on a timely basis.

        Liquidity risk arises from the possibility that we might encounter difficulty in settling our debts or otherwise meeting our obligations related to financial liabilities. We manage our liquidity risk centrally and such management involves maintaining available funding and ensuring that we have access to an adequate amount of committed credit facilities. Due to the dynamic nature of our business, we aim to maintain flexibility within our funding structure through the use of bank overdrafts, bank loans, corporate bonds, unsecured notes, commercial paper and factoring. The following guidelines are used to manage our liquidity risk:

•maintaining minimum undrawn committed liquidity of at least $200 million that can be drawn at short notice;
•regularly performing a comprehensive analysis of all cash inflows and outflows in relation to operational, investing and financing activities;
•generally using tradable instruments only in highly liquid markets;
•maintaining a senior credit investment grade rating with a reputable independent rating agency;
•managing credit risk related to financial assets;

•monitoring the duration of long-term debt;
•only investing surplus cash with major financial institutions; and
•to the extent practicable, spreading the maturity dates of long-term debt facilities.

        As of June 30, 2020 and 2019, an aggregate principal amount of $1,976.5 million and $221.2 million, respectively, was drawn under our commercial paper programs. However, such programs are backstopped by committed bank syndicated loan facilities with maturities in April 2022 ($750.0 million), April 2023 ($1.5 billion) and April 2024 ($1.5 billion), with an option to extend, under which we had $1.8 billion in unused capacity remaining as of June 30, 2020.

        We expect long-term future funding needs to primarily relate to refinancing and servicing our outstanding financial liabilities maturing as outlined above and to finance our growth capital expenditure and payments for acquisitions that may be completed. We expect to continue to fund our long-term business needs on the same basis as in the past, i.e., partially through the cash flow provided by operating activities available to the business and management of the capital of the business, in particular through issuance of commercial paper and debt securities on a regular basis. We decide on discretionary growth capital expenditures and acquisitions individually based on, among other factors, the return on investment after related financing costs and the payback period of required upfront cash investments in light of our mid-term liquidity planning covering a period of four years post the current financial year. Our long-term access to liquidity depends on both our results of operations and on the availability of funding in financial markets.

Critical Accounting Estimates and Judgments

        Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, equity method investments and expected future performance of operations. Our estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following are critical accounting estimates used in the preparation of our consolidated financial statements.

•the calculation of annual pension costs and related assets and liabilities;
•valuation of intangible assets and goodwill;
•calculation of deferred taxes and uncertain tax positions;
•calculation of equity method investments; and
•calculation of acquisition fair values.

Considerations Related to the COVID-19 Pandemic

        The impact that the recent COVID-19 pandemic will have on our consolidated operations is uncertain. While the overall impact on our operations to date has not been material, we have experienced volatility in customer order patterns. We have considered the potential impacts of the COVID-19 pandemic in our critical accounting estimates and judgements as of June 30, 2020 and will continue to evaluate the nature and extent of the impact on our business and consolidated results of operations.

Pension Costs

        Approximately 50% of our defined benefits plans are closed to new entrants and future accruals. The accounting for our pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet. A substantial portion of our pension amounts relate to our defined benefit plans in the United States, Germany, Switzerland and the United Kingdom. Net periodic pension cost recorded in fiscal year 2020 was $9.9 million, compared to pension cost of $12.5 million in fiscal year 2019 and $7.7 million in fiscal year 2018. We expect pension expense before the effect of income taxes for fiscal year 2021 to be approximately $12.7 million.

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

        The amount by which the fair value of plan assets differs from the projected benefit obligation of a pension plan must be recorded on the consolidated balance sheet as an asset, in the case of an overfunded plan, or as a liability, in the case of an underfunded plan. The gains or losses and prior service costs or credits that arise but are not recognized as components of pension cost are recorded as a component of other comprehensive income. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. The service costs related to defined benefits are included in operating income. The other components of net benefit cost are presented in the consolidated statement of income separately from the service cost component and outside operating income.

        We review annually the discount rate used to calculate the present value of pension plan liabilities. The discount rate used at each measurement date is set based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indexes, data providers, and rating agencies. In countries where there is no deep market in corporate bonds, we have used a government bond approach to set the discount rate. For Mexico, Poland and Turkey, a corporate bond credit spread has been added to the government bond yields. Additionally, the expected long-term rate of return on plan assets is derived for each benefit plan by considering the expected future long-term return assumption for each individual asset class. A single long-term return assumption is then derived for each plan based upon the plan's target asset allocation.

Pension Assumptions Sensitivity Analysis

        The following chart depicts the sensitivity of estimated fiscal year 2021 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount Rate	Total Increase (Decrease) to Pension Expense from Current Assumption	Rate of Return on Plan Assets	Total Increase (Decrease) to Pension Expense from Current Assumption
	(in millions)		(in millions)
+25 basis points	0.1	+25 basis points	(4.2)
1.96 percent (current assumption)	—	3.52 percent (current assumption)	—
-25 basis points	(0.2)	-25 basis points	4.2

Intangible Assets and Goodwill

        Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets. Goodwill is not amortized but is instead tested annually or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to a reporting unit, which is defined as an operating segment, at the time of each acquisition based on the relative fair value of the reporting unit. We have six reporting units, of which five are included in our Flexibles Segment. The other reporting unit that is also a reporting segment is Rigid Packaging.

        Goodwill for our reporting units is reviewed for impairment annually in the fourth quarter of each year or whenever events and circumstances indicate an impairment may have occurred during the year. When the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit, adjusted for any tax benefits, limited to the amount of the carrying value of goodwill.

        In performing our impairment analysis, we may elect to first assess qualitative factors to determine whether a quantitative test is necessary. If we determine that a quantitative test is necessary, or elect to perform a quantitative test instead of the qualitative test, we derive an estimate of fair values for each of our reporting units using income approaches. The most significant assumptions used in the determination of the estimated fair value of the reporting units are the estimated net sales and earnings before interest, tax, depreciation and amortization, discount rate and terminal values.

        Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheet and the judgment required in determining fair value amounts, including undiscounted projected future cash flows. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as a significant decrease in expected net earnings, adverse equity market conditions, and other external events, such as the COVID-19 pandemic, may result in the need for more frequent assessments.

        Intangible assets consist primarily of purchased customer relationships, technology, trademarks and software and are amortized using the straight-line method over their estimated useful lives, which range from one to 20 years. We review these intangible assets for impairment as changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows and discount rates. These estimates and projections require judgments as to future events, conditions, and amounts of future cash flows.

Deferred Taxes and Uncertain Tax Positions

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

        We review our investment in affiliated companies for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. For example, we tested our investment in AMVIG Holdings Limited ("AMVIG") for impairment at March 31, 2020 given that the quoted share price had experienced a significant decline in the month of March associated with general market declines due to the COVID-19 pandemic. At the end of March, we concluded that the decline was temporary, and the investment was not impaired given our intention to hold the investment. However, the quoted share price did not recover in our fiscal fourth quarter and we determined that the investment was impaired as of June 30, 2020 and recorded an impairment charge of $25.6 million. We also recorded impairment charges of our AMVIG investment of $14.0 million in fiscal year 2019 and $36.5 million in fiscal year 2018.

Acquisitions

        We record acquisitions resulting in the consolidation of an enterprise using the purchase method of accounting. We recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of the consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions, especially with respect to intangible assets.

        We use all available information to estimate fair values and typically engage outside appraisal firms to assist in the fair value determination for significant acquisitions. The fair value measurements are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. Critical estimates in valuing intangible assets include, but are not limited to, expected cash flows from customer relationships, acquired developed technology, corporate trade name and brand names; the period of time we expect to use the acquired intangible asset; and discount rates.

        In estimating the future cash flows, we consider demand, competition, other economic factors and actuarial assumptions for defined benefit plans. We utilize common valuation techniques such as discounted cash flows and market approaches, including the relief-from-royalty method to value acquired developed technology, trade names and brand names. Customer relationships are valued using the cost approach or an income approach such as the excess earnings method. We believe our estimates to be based on assumptions that are reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates, which could result in impairment charges in the future.

        In connection with a given business acquisition, we may identify pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as part of the fair value estimates acquired and liabilities assumed and, if so, to determine the estimated amounts.

        In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based on facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period.

        We account for costs to exit or restructure certain activities of an acquired company separately from the business acquisition. A liability for costs associated with an exit or disposal activity is recognized and measured at fair value in the consolidated statement of income in the period in which the liability is incurred. We reflect acquired operations that we intend to dispose of as discontinued operations in our consolidated statement of income and as assets held for sale in our consolidated balance sheet.

New Accounting Pronouncements

        Refer to Note 3, "New Accounting Guidance" of the notes to consolidated financial statements for information about new accounting pronouncements.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

Overview

        Our activities expose us to a variety of market risks and financial risks. Our overall risk management program seeks to minimize potential adverse effects of these risks on Amcor's financial performance. From time to time, we enter into various derivative financial instruments such as foreign exchange contracts, commodity fixed price swaps (on behalf of customers) and interest rate swaps to manage these risks. Our hedging activities are conducted on a centralized basis through standard operating procedures and delegated authorities, which provide guidelines for control, counterparty risk and ongoing reporting. These derivative instruments are designed to reduce the economic risk associated with movements in foreign exchange rates, raw material prices and to fixed and variable interest rates, but may not have been designated or qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility. However, we do not trade in derivative financial instruments for speculative purposes. In addition, we may enter into loan agreements in currencies other than the respective legal entity's functional currency to economically hedge foreign exchange risk in net investments in our non U.S. subsidiaries, which do not qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility.

        There have been no material changes in the risks described below, other than increased volatility in connection with the COVID-19 pandemic, for the fiscal years 2020 and 2019 related to interest rate risk, foreign exchange risk, raw material and commodity price risk and credit risk.

Interest Rate Risk

        Our policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through the use of interest rate swaps.

        A hypothetical but reasonably possible increase of 1% in the floating rate on the relevant interest rate yield curve applicable to both, derivative and non-derivative instruments denominated in U.S. dollars, the currency with the largest interest rate sensitivity, outstanding as of June 30, 2020, would have resulted in an adverse impact on income before income taxes and equity in income (loss) of affiliated companies of $17.1 million for the year ended June 30, 2020.

Foreign Exchange Risk

        We operate in over 40 countries across the world.

        For the year ended June 30, 2020, a hypothetical but reasonably possible adverse change of 1% in the underlying average foreign currency exchange rate for the Euro would have resulted in an adverse impact on our net sales of $22.3 million.

        During fiscal years 2020 and 2019, 49% and 36% of our net sales, respectively, were effectively generated in U.S. dollar functional currency entities. During fiscal years 2020 and 2019, 18% and 24% of net sales, respectively, were generated in Euro functional currency entities with the remaining 33% and 40% of net sales, respectively, being generated in entities with functional currencies other than U.S. dollars and Euros. The impact of translating Euro and other non-U.S. dollar net sales and operating expenses into U.S. dollar for reporting purposes will vary depending on the movement of those currencies from period to period.

Raw Material and Commodity Price Risk

        The primary raw materials for our products are resins, film, aluminum, and liquids. We have market risk primarily in connection with the pricing of our products and are exposed to commodity price risk from a number of commodities and certain other raw materials and energy price risk.

        Changes in prices of our key raw materials and commodities, including resins, film, aluminum, inks, solvents, adhesives and liquids and other raw materials, may result in a temporary or permanent reduction in income before income taxes and equity in income (loss) of affiliated companies depending on the level of recovery by material type. The level of recovery depends both on the type of material and the market in which we operate. Across our business, we have a number of contractual provisions that allow for passing on of raw material price fluctuations to customers within predefined periods.

        A hypothetical but reasonably possible 1% increase on average prices for resins, film, aluminum and liquids, not passed on to the customer by way of a price adjustment, would have resulted in an increase in cost of sales and hence an adverse impact on income before income taxes and equity in income (loss) of affiliated companies for fiscal years 2020 and 2019 of $56.9 million and $41.4 million, respectively.

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

        We manage our credit risk from balances with financial institutions through our counterparty risk policy, which provide guidelines on setting limits to minimize the concentration of risks and therefore mitigating financial loss through potential counterparty failure and on dealing and settlement procedures. The investment of surplus funds is made only with approved counterparties and within credit limits assigned to each specific counterparty. Financial derivative instruments can only be entered into with high credit quality approved financial institutions. As of June 30, 2020 and 2019, we did not have a significant concentration of credit risk in relation to derivatives entered into in accordance with our hedging and risk management activities.

Item 8. - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Amcor plc and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years in the period ended June 30, 2020, including the related notes and schedule of valuation and qualifying accounts and reserves for the years ended June 30, 2020 and June 30, 2019 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the design and operating effectiveness of internal controls over the period end reporting process. Specifically, management did not design and maintain effective controls to verify that conflicting duties were appropriately segregated within key IT systems used in the preparation and reporting of financial information.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Flexibles North America and Flexibles Latin America Reporting Units within the Flexibles Segment

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5,339.3 million at June 30, 2020, and the goodwill associated with the Flexibles Segment was $4,369.1 million, which includes goodwill associated with the Flexibles North America and Flexibles Latin America reporting units. Management conducts an impairment analysis in the fourth quarter of each year, or whenever events and circumstances indicate an impairment may have occurred during the year. Management performed a quantitative assessment for goodwill impairment, utilizing present value (discounted cash flow) methods to determine the fair value of the reporting units. If the carrying value of a reporting unit exceeds its fair value, management would recognize an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit, adjusted for any tax benefits, limited to the amount of the carrying value of goodwill. Management’s projected future cash flows for the Flexibles North America and Flexibles Latin America reporting units included significant judgments and assumptions relating to revenue growth, projected operating income growth, terminal values, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Flexibles North America and Flexibles Latin America reporting units within the Flexibles Segment is a critical audit matter are that there was significant judgment by management when developing the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s projected future cash flows and significant assumptions, including revenue growth, projected operating income growth, terminal values, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment analysis, including controls over the valuation of the Flexibles North America and Flexibles Latin America reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow models; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the significant assumptions used by management, including revenue growth, projected operating income growth, terminal values, and discount rates. Evaluating management’s assumptions related to revenue growth, projected operating income growth, and terminal values involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and certain significant assumptions, including the terminal values and discount rates.

/s/ PricewaterhouseCoopers AG
Zürich, Switzerland
August 27, 2020

We have served as the Company's auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor plc

Opinion on the Financial Statements

We have audited the consolidated statement of income, consolidated statement of comprehensive income, consolidated statement of equity and consolidated statement of cash flows of Amcor Plc (formerly known as Amcor Limited) and its subsidiaries (the “Company”) for the year ended June 30, 2018, including the related notes and schedule of valuation and qualifying accounts and reserves for the year ended June 30, 2018 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Amcor plc and Subsidiaries
Consolidated Statement of Income
(in millions, except per share data)

For the years ended June 30,	2020	2019	2018
Net sales	$12,467.5	$9,458.2	$9,319.1
Cost of sales	(9,932.0)	(7,659.1)	(7,462.3)

Gross profit	2,535.5	1,799.1	1,856.8

Operating expenses:
Selling, general, and administrative expenses	(1,384.8)	(999.0)	(793.2)
Research and development expenses	(97.3)	(64.0)	(72.7)
Restructuring and related expenses	(115.1)	(130.8)	(40.2)
Other income, net	55.7	186.4	43.2

Operating income	994.0	791.7	993.9

Interest income	22.2	16.8	13.1
Interest expense	(206.9)	(207.9)	(210.0)
Other non-operating income (loss), net	15.9	3.5	(74.1)

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	825.2	604.1	722.9

Income tax expense	(186.9)	(171.5)	(118.8)
Equity in income (loss) of affiliated companies, net of tax	(14.0)	4.1	(17.5)

Income from continuing operations	624.3	436.7	586.6

Income (loss) from discontinued operations, net of tax	(7.7)	0.7	—

Net income	$616.6	$437.4	$586.6

Net (income) loss attributable to non-controlling interests	(4.4)	(7.2)	(11.4)

Net income attributable to Amcor plc	$612.2	$430.2	$575.2

Basic earnings per share:
Income from continuing operations	$0.387	$0.363	$0.497
Income (loss) from discontinued operations	$(0.005)	$0.001	$—
Net income	$0.382	$0.364	$0.497

Diluted earnings per share:
Income from continuing operations	$0.387	$0.362	$0.494
Income (loss) from discontinued operations	$(0.005)	$0.001	$—
Net income	$0.382	$0.363	$0.494
 See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statement of Comprehensive Income
(in millions)

For the years ended June 30,	2020	2019	2018
Net income	$616.6	$437.4	$586.6
Other comprehensive income (loss):
Net gains (losses) on cash flow hedges, net of tax (a)	(21.7)	(3.6)	(2.0)
Foreign currency translation adjustments, net of tax (b)	(286.5)	60.5	43.2
Net investment hedge of foreign operations, net of tax (c)	(2.3)	(11.2)	—
Pension, net of tax (d)	(16.4)	(59.0)	27.6
Other comprehensive income (loss)	(326.9)	(13.3)	68.8
Total comprehensive income	289.7	424.1	655.4
Comprehensive (income) loss attributable to non-controlling interest	(4.4)	(7.8)	(10.6)
Comprehensive income attributable to Amcor plc	$285.3	$416.3	$644.8

(a) Tax (expense) benefit related to cash flow hedges	$0.2	$1.8	$0.6
(b) Tax (expense) benefit related to foreign currency translation adjustments	$(1.7)	$(2.8)	$(15.3)
(c) Tax (expense) benefit related to net investment hedge of foreign operations	$0.8	$5.4	$—
(d) Tax (expense) benefit related to pension adjustments	$11.8	$13.3	$(6.9)
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Balance Sheet
(in millions)

As of June 30,	2020	2019
Assets
Current assets:
Cash and cash equivalents	$742.6	$601.6
Trade receivables, net	1,615.9	1,864.3
Inventories, net	1,831.9	1,953.8
Prepaid expenses and other current assets	344.3	374.3
Assets held for sale	—	416.1
Total current assets	4,534.7	5,210.1
Non-current assets:
Investments in affiliated companies	77.7	98.9
Property, plant and equipment, net	3,614.8	3,975.0
Operating lease assets	525.3	—
Deferred tax assets	135.4	190.9
Other intangible assets, net	1,994.3	2,306.8
Goodwill	5,339.3	5,156.0
Employee benefit assets	43.4	40.2
Other non-current assets	177.2	187.1
Total non-current assets	11,907.4	11,954.9
Total assets	$16,442.1	$17,165.0
Liabilities
Current liabilities:
Current portion of long-term debt	$11.1	$5.4
Short-term debt	195.2	788.8
Trade payables	2,170.8	2,303.4
Accrued employee costs	476.5	378.4
Other current liabilities	1,120.0	1,044.9
Liabilities held for sale	—	20.9
Total current liabilities	3,973.6	4,541.8
Non-current liabilities:
Long-term debt, less current portion	6,028.4	5,309.0
Operating lease liabilities	465.7	—
Deferred tax liabilities	672.4	1,011.7
Employee benefit obligations	391.7	386.8
Other non-current liabilities	223.2	241.0
Total non-current liabilities	7,781.4	6,948.5
Total liabilities	11,755.0	11,490.3

Commitments and contingencies (See Note 19)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value):
Authorized (9,000.0 shares)
Issued (1,568.5 and 1,625.9 shares, respectively)	15.7	16.3
Additional paid-in capital	5,480.0	6,007.5
Retained earnings	246.5	323.7
Accumulated other comprehensive income (loss)	(1,049.3)	(722.4)
Treasury shares (6.7 and 1.4 shares, respectively)	(67.0)	(16.1)
Total Amcor plc shareholders' equity	4,625.9	5,609.0
Non-controlling interest	61.2	65.7
Total shareholders' equity	4,687.1	5,674.7
Total liabilities and shareholders' equity	$16,442.1	$17,165.0
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statement of Cash Flows
(in millions)

For the years ended June 30,	2020	2019	2018
Cash flows from operating activities:
Net income	$616.6	$437.4	$586.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	651.6	453.0	357.1
Net periodic benefit cost	9.1	12.5	7.7
Amortization of debt discount and deferred financing costs	8.1	5.8	5.1
Amortization of deferred gain on sale and leasebacks	—	(7.0)	(4.4)
Net gain on disposal of property, plant and equipment	(3.6)	(16.0)	(18.2)
Gain on disposal of U.S. plants	—	(159.1)	—
Equity in (income) loss of affiliated companies	14.0	(4.1)	17.5
Net foreign exchange (gain) loss	(16.2)	(5.1)	85.9
Share-based compensation	34.0	18.6	21.0
Other, net	(0.2)	(77.9)	0.4
Loss from hyperinflationary accounting for Argentine subsidiaries	37.9	30.2	—
Deferred income taxes, net	(113.7)	72.8	(73.5)
Dividends received from affiliated companies	7.0	8.3	8.7
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	133.3	(83.7)	0.7
Inventories	25.6	3.2	(95.0)
Prepaid expenses and other current assets	(23.2)	(52.0)	(10.0)
Trade payables	(48.1)	120.5	137.0
Other current liabilities	8.4	97.6	(68.2)
Accrued employee costs	81.3	(32.4)	(53.9)
Employee benefit obligations	(32.5)	(25.1)	(36.4)
Other, net	(5.2)	(21.4)	3.3
Net cash provided by operating activities	1,384.2	776.1	871.4
Cash flows from investing activities:
(Issuance)/repayment of loans to/from affiliated companies	(0.2)	(0.5)	(0.7)
Investments in affiliated companies	—	—	(13.2)
Business acquisitions, net of cash acquired	—	41.9	—
Purchase of property, plant and equipment and other intangible assets	(399.5)	(332.2)	(365.0)
Proceeds from divesture	424.9	216.3	—
Proceeds from sales of property, plant and equipment and other intangible assets	12.7	84.7	137.0
Net cash (used in) provided by investing activities	37.9	10.2	(241.9)
Cash flows from financing activities:
Proceeds from issuance of shares	1.0	19.3	28.1
Settlement of forward contracts	—	(28.2)	(39.0)
Purchase of treasury shares	(67.0)	(20.2)	(35.7)
Proceeds from (purchase of) non-controlling interest	4.3	3.6	(0.1)
Proceeds from issuance of long-term debt	3,193.4	3,228.7	607.1
Repayment of long-term debt	(4,225.1)	(3,108.1)	(744.5)
Net borrowing/(repayment) of commercial paper	1,742.2	(557.6)	16.3
Net borrowing/(repayment) of short-term debt	(585.9)	379.2	155.4
Repayment of lease liabilities	(1.6)	(1.9)	(3.5)
Share buyback/cancellations	(536.6)	—	—
Dividends paid	(761.1)	(679.7)	(526.8)
Net cash used in financing activities	(1,236.4)	(764.9)	(542.7)

Effect of exchange rates on cash and cash equivalents	(44.7)	1.0	(27.5)
Cash and cash equivalents classified as held for sale assets	—	(41.6)	—

Net increase (decrease) in cash and cash equivalents	141.0	(19.2)	59.3
Cash and cash equivalents balance at beginning of year	601.6	620.8	561.5

Cash and cash equivalents balance at end of year	$742.6	$601.6	$620.8
See accompanying notes to consolidated financial statements, including Note 22, "Supplemental Cash Flow Information."

Amcor plc and Subsidiaries
Consolidated Statement of Equity
(in millions)

	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interest	Total
Balance as of June 30, 2017	$—	$802.4	$501.8	$(778.1)	$(8.1)	$69.6	$587.6

Net income (loss)			575.2			11.4	586.6
Other comprehensive income (loss)				69.6		(0.8)	68.8
Dividends declared ($0.445 per share)			(515.6)			(11.3)	(526.9)
Options exercised and shares vested		(48.9)			75.5		26.6
Forward contracts entered to purchase own equity to meet share base incentive plans, net of tax		(26.5)					(26.5)
Settlement of forward contracts to purchase own equity to meet share-based incentive plans, net of tax		39.0			(39.0)		—
Purchase of treasury shares					(39.1)		(39.1)
Share-based compensation expense		18.4					18.4
Change in non-controlling interest						(0.1)	(0.1)
Balance as of June 30, 2018	—	784.4	561.4	(708.5)	(10.7)	68.8	695.4

Net income (loss)			430.2			7.2	437.4
Other comprehensive income (loss)				(13.9)		0.6	(13.3)
Dividends declared ($0.575 per share)			(666.1)			(13.6)	(679.7)
Options exercised and shares vested		(19.7)			41.5		21.8
Net shares issued	11.6	(11.6)					—
Forward contracts entered to purchase own equity to meet share base incentive plans, net of tax		(11.0)					(11.0)
Settlement of forward contracts to purchase own equity to meet share-based incentive plans, net of tax		25.1			(25.1)		—
Purchase of treasury shares					(21.8)		(21.8)
Acquisition of Bemis Company, Inc.	4.7	5,224.9					5,229.6
Share-based compensation expense		15.4					15.4
Change in non-controlling interest			(1.8)			2.7	0.9
Balance as of June 30, 2019	16.3	6,007.5	323.7	(722.4)	(16.1)	65.7	5,674.7

Net income (loss)			612.2			4.4	616.6
Other comprehensive income (loss)				(326.9)			(326.9)
Share buyback/cancellations	(0.6)	(536.0)					(536.6)
Dividends declared ($0.465 per share)			(747.6)			(13.5)	(761.1)
Options exercised and shares vested		(15.0)			16.1		1.1
Forward contracts entered to purchase own equity to meet share base incentive plans, net of tax		(10.5)					(10.5)
Purchase of treasury shares					(67.0)		(67.0)
Share-based compensation expense		34.0					34.0
Change in non-controlling interest						4.6	4.6
Cumulative adjustment related to the adoption of ASC 842 (1)			58.2				58.2
Balance as of June 30, 2020	$15.7	$5,480.0	$246.5	$(1,049.3)	$(67.0)	$61.2	$4,687.1
(1)Refer to Note 3, "New Accounting Guidance" for more information.
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Business Description

        Amcor plc ("Amcor" or the "Company") is a holding company originally incorporated under the name Arctic Jersey Limited as a limited company incorporated under the Laws of the Bailiwick of Jersey in July 2018, in order to effect the Company's combination with Bemis Company, Inc. On October 10, 2018, Arctic Jersey Limited was renamed "Amcor plc" and became a public limited company incorporated under the Laws of the Bailiwick of Jersey. On June 11, 2019, the Company completed its acquisition of Bemis Company, Inc ("Bemis"). The combination of Amcor and Bemis has created a global packaging leader. See Note 4, "Acquisitions and Divestitures," for more information on the Bemis acquisition.

        The Company develops and produces a broad range of packaging products including flexible packaging, rigid packaging containers, specialty cartons, and closures. The Company employs approximately 47,000 individuals and has 231 principal manufacturing facilities in more than 40 countries.

        The Company's business activities are organized around two reporting segments, Flexibles and Rigid Packaging. The Company has a globally diverse operating footprint, selling to customers in Europe, North America, Latin America, Africa and the Asia Pacific regions. The Company's sales are widely diversified, with the majority of sales made to the defensive food, beverage, pharmaceutical, medical device, home and personal care, and other consumer goods end markets. All markets are considered to be highly competitive as to price, innovation, quality and service.

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

Business Combinations: The Company uses the acquisition method of accounting, which requires separate recognition of assets acquired and liabilities assumed from goodwill, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the fair value of any non-controlling interests in the acquiree over the net of the acquisition date fair values of the assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company has the ability to record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statement of income.

Discontinued Operations Presentation: The consolidated financial statements and related notes reflect the three plants in Europe acquired as part of the Bemis acquisition as a discontinued operation in fiscal 2019 as the Company agreed to divest of these plants as a condition of approval from the European Commission. See Note 5, "Discontinued Operations," for more information on discontinued operations. The plants were divested in the first quarter of fiscal 2020.

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

        The impact that the 2019 Novel Coronavirus ("COVID-19") pandemic will have on the Company's consolidated operations is uncertain. The Company has considered the potential impacts of the COVID-19 pandemic when developing the Company's estimates and judgements as of June 30, 2020, and will continue to evaluate the extent of the impact on the Company's business and consolidated financial statements. The Company's accounting estimates and assumptions may change over time in response to COVID-19 and the change could be material in future periods.

Translation of Foreign Currencies: The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries is generally the local currency of such entity. Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the entity’s functional currency are remeasured at the exchange rate as of the balance sheet date to the entity’s functional currency. Foreign currency transaction gains and losses related to short-term and long-term debt are recorded in other non-operating income (loss), net, in the consolidated statement of income. The Company recorded such foreign currency transaction net loss of $0.4 million, net gain of $1.1 million and net loss of $82.7 million during the fiscal years ended June 30, 2020, 2019 and 2018, respectively. All other foreign currency transaction gains and losses are recorded in other income, net in the consolidated statement of income. These foreign currency transaction net gains amounted to $21.4 million, $8.9 million and $1.0 million during the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

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

Highly Inflationary Accounting: A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. If a country's economy is classified as highly inflationary, the financial statements of the foreign entity operating in that country must be remeasured to the functional currency of the parent. As of July 1, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, the U.S. dollar replaced the Argentine peso as the functional currency for the Company's subsidiaries in Argentina. The impact of highly inflationary accounting was $27.7 million and $30.2 million for the fiscal years ended June 30, 2020 and 2019, respectively, in the consolidated statement of income.

Revenue Recognition: The Company generates revenue by providing its customers with flexible and rigid packaging serving a variety of markets including food, consumer products and healthcare end markets. The Company enters into a variety of agreements with customers, including quality agreements, pricing agreements and master supply agreements which outline the terms under which the Company does business with a specific customer. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement. All revenue recognized in the consolidated statement of income is considered to be revenue from contracts with customers.

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

        The Company does not adjust the promised consideration for the time value of money for contracts where the difference between the time of payment and performance is one year or less.

Research and Development: Research and development expenditures are expensed as incurred.

Restructuring Costs: Restructuring costs are recognized when the liability is incurred. The Company calculates severance obligations based on its standard customary practices. Accordingly, the Company records provisions for severance when probable and estimable and the Company has committed to the restructuring plan. In the absence of a standard customary practice or established local practice, liabilities for severance are recognized when incurred. If fixed assets are to be disposed of as a result of the Company’s restructuring efforts, the assets are written off when the Company commits to dispose of them and they are no longer in use. Depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used. Other restructuring costs, including costs to relocate equipment, are generally recorded as the cost is incurred or the service is provided. See Note 6, "Restructuring Plans," for more information on the Company’s restructuring plans.

Cash and Cash Equivalents: The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include certificates of deposit that can be readily liquidated without penalty at the Company’s option. Cash equivalents are carried at cost which approximates fair market value.

Trade Receivables, Net: Trade accounts receivable, net, are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments. When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts. The Company has an allowance for doubtful accounts of $35.3 million and $34.4 million recorded at June 30, 2020 and 2019, respectively, in trade receivables, net, on the consolidated balance sheet. The current year expense to adjust the allowance for doubtful accounts is recorded within selling, general and administrative expenses in the consolidated statement of income.

        The Company enters into factoring arrangements from time to time to sell trade receivables to third-party financial institutions. Sales of receivables are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing ("ASC 860"). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. Agreements that allow the Company to maintain effective control over the transferred receivables and which do not qualify as a true sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within trade receivables, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statement of income primarily as a reduction of net sales. Factored receivables not qualifying as a true sale were accounted for as secured borrowings. As of June 30, 2020 and 2019, amounts factored recorded under trade receivables, net and short-term debt, were zero and $152.7 million, respectively.

Inventories: Inventories are valued primarily at the lower of cost, as determined by the first-in, first-out ("FIFO") method, or net realizable value. Inventory values using the FIFO method of accounting approximate replacement cost.

        Inventories are summarized at June 30, 2020 and 2019 as follows:

(in millions)	2020	2019
Raw materials and supplies	$808.6	$864.6
Work in process and finished goods	1,127.6	1,180.9
Less: inventory reserves	(104.3)	(91.7)
Inventory, net	$1,831.9	$1,953.8

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

        PP&E, including assets held under finance leases, is depreciated using the straight-line method over the estimated useful lives of assets or, in the case of leasehold improvements and leased assets, over the period of the lease or useful life of the asset, whichever is shorter, as described below. The Company periodically reviews these estimated useful lives and, when appropriate, changes are made prospectively.

Leasehold land	Over lease term
Land improvements	Up to 30 years
Buildings	Up to 45 years
Plant and equipment	Up to 25 years
Finance leases	Shorter of lease term or 5 - 25 years

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

        Impairment losses recognized in the consolidated statement of income were as follows:

	Years ended June 30,
(in millions)	2020	2019	2018
Selling, general and administrative ("SG&A") expenses	$0.7	$47.7	$0.4
Restructuring and related expenses	20.8	27.4	4.0
Total impairment losses recognized in the consolidated statement of income	$21.5	$75.1	$4.4

Leasing: The Company has operating leases for certain manufacturing sites, office space, warehouses, land, vehicles and equipment. Right-of-use lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term, which includes renewal periods the Company is reasonably certain to exercise. The Company reevaluates its leases on a regular basis to consider the economic and strategic incentives of exercising lease renewal options. Short term leases with a term of twelve months or less, including reasonably certain holding periods, are not recorded on the consolidated balance sheet. As the Company's leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date to determine the present value of lease payments. The Company recognizes expense for operating leases on a straight-line basis over the lease term in the consolidated statement of income. Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the right-of-use asset and lease liability and recognized as expense in the period in which the obligation for the payments occur.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but instead tested annually or whenever events and circumstances indicate an impairment may have occurred during the year. Among the factors that could trigger an impairment review are a reporting unit’s operating results significantly declining relative to its operating plan or historical performance, and competitive pressures and changes in the general markets in which it operates. In light of the COVID-19 pandemic and related global impacts, the Company considered the potential for goodwill impairment of its reporting units in the third fiscal quarter of 2020. The review did not indicate an impairment triggering event as of March 31, 2020.

        All goodwill is assigned to a reporting unit, which is defined as the operating segment. In conjunction with the acquisition of Bemis, the Company reassessed its segment reporting structure in the first fiscal quarter of 2020 and elected to disaggregate the Flexibles Americas operating segment into Flexibles North America and Flexibles Latin America. With this change, the Company has six reporting units with goodwill that are assessed for potential impairment.

        In performing the required impairment tests, the Company has the option to first assess qualitative factors to determine if it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. The Company's quantitative assessment utilizes present value (discounted cash flow) methods to determine the fair value of the reporting units with goodwill. Determining fair value using discounted cash flows requires considerable judgment and is sensitive to changes in underlying assumptions and market factors. Key assumptions relate to revenue growth, projected operating income growth, terminal values, and discount rates. If current expectations of future growth rates and margins are not met, or if market factors outside of Amcor’s control, such as factors impacting the applicable discount rate, or economic or political conditions in key markets, change significantly, then goodwill allocated to one or more reporting units may be impaired.

        The Company performs its annual impairment analysis in the fourth quarter of each year.

        A quantitative impairment analysis was performed in the fourth fiscal quarter for all reporting units for the fiscal years ended 2020 and 2018, while a qualitative analysis was performed for the fiscal year ended 2019. The Company’s annual impairment analysis for all three fiscal years concluded that goodwill was not impaired. The Company’s quantitative goodwill analysis in fiscal years 2020 and 2018 concluded that the fair values substantially exceeded the carrying amounts for each reporting unit.

        Although no reporting units failed the assessments noted above in the annual impairment analysis for 2020, during the time subsequent to the annual evaluation, and at June 30, 2020, the Company considered whether any events and/or changes in circumstances, including the impact of the COVID-19 pandemic, had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

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

Fair Value Measurements: The fair values of the Company's financial assets and financial liabilities reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The Company determines fair value based on a three-tiered fair value hierarchy. The hierarchy consists of:

•Level 1: fair value measurements represent exchange-traded securities which are valued at quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date;
•Level 2: fair value measurements are determined using input prices that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data; and
•Level 3: fair value measurements are determined using unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

Financial Instruments: The Company recognizes all derivative instruments on the consolidated balance sheet at fair value. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Derivatives not designated as hedging instruments are adjusted to fair value through income. Depending on the nature of derivatives designated as hedging instruments, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings over the life of the hedging relationship.

        See Note 11, "Derivative Instruments," for more information regarding specific derivative instruments included on the Company’s consolidated balance sheet, such as forward foreign currency exchange contracts, currency swap contracts, and interest rate swap arrangements, among other derivative instruments.

Employee Benefit Plans: The Company sponsors various defined contribution plans to which it makes contributions on behalf of employees. The expense under such plans was $63.5 million, $39.9 million and $39.8 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

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

        The Company recognizes the funded status of each defined benefit pension plan in the consolidated balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. The service costs related to defined benefits are included in operating income. The other components of net benefit cost other than service cost are recorded within other non-operating income (loss), net in the consolidated statement of income

Equity Method Investments: Investments in ordinary shares of companies, in which the Company believes it exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition and is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment and it is not adjusted for subsequent recoveries in fair value. Impairment losses have been recognized for the Company's equity investment in AMVIG Holdings Limited ("AMVIG") in the last three fiscal years. See Note 7, "Equity Method Investments," for more information regarding the Company's equity method investments.

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

Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based upon enacted income tax laws and tax rates. Income tax expense or benefit is provided based on earnings reported in the consolidated financial statements. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities.

        Deferred tax assets, including operating loss, capital loss and tax credit carryforwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. In addition, from time to time, management must assess the need to accrue or disclose uncertain tax positions for proposed adjustments from various tax authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision. See Note 16, "Income Taxes," for more information on the Company's income taxes.

Note 3 - New Accounting Guidance

Recently Adopted Accounting Standards

        In March 2020, the SEC issued Final Rule Release No. 33-10762, "Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities" that simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X. The rule replaces the requirement to provide condensed consolidating financial information with a requirement to present summarized financial information of the issuers and guarantors in either a note to the financial statements or in management's discussion and analysis. The effective date of the amendment is January 4, 2021 with earlier voluntary compliance permitted. The Company elected to adopt the amended rules effective with our third fiscal quarter of 2020 and has included the required disclosures as a component of "Part II, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

        In February 2018, the Financial Accounting Standards Board ("FASB") issued guidance that requires the Company to disclose a description of the Company’s accounting policy for releasing income tax effects from accumulated other comprehensive income and whether the Company elects to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act ("The Act"), along with information about other income tax effects that are reclassified. For all entities, the guidance was effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. This guidance was effective for the Company on July 1, 2019. The Company adopted the new guidance effective July 1, 2019 and did not elect the optional reclassification as the impact was not material.

        In August 2017, the FASB issued guidance which simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public business entities, the amendments in Accounting Standards Update ("ASU") 2017-12 were effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. This guidance was effective for the Company on July 1, 2019 using the modified retrospective approach, with the exception of presentation and disclosure guidance which is adopted prospectively. Implementation of the standard did not have a material impact on the Company's condensed consolidated financial statements.

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

        Adoption of the new leasing standard resulted in the following impacts to the Company's condensed consolidated financial statements as of the adoption date: the establishment of a lease liability of $590.5 million, including current portion, a corresponding right-of-use asset of $569.8 million, and the reclassification of approximately $58.2 million (net of tax) of deferred gains on sale leaseback transactions.

        The complete impact of the changes made to the Company's condensed consolidated balance sheet due to the adoption of the new leasing guidance were as follows:

($ in millions)	June 30, 2019	Adjustments due to Adoption	At July 1, 2019
Operating lease assets	—	569.8	569.8
Other current liabilities	1,044.9	54.3	1,099.2
Operating lease liabilities	—	506.8	506.8
Deferred tax liabilities	1,011.7	18.7	1,030.4
Other non-current liabilities	241.0	(68.2)	172.8
Retained earnings	323.7	58.2	381.9
        Due to the adoption of the guidance using the simplified transition option, there are no changes to the Company's previously reported results prior to July 1, 2019. Lease expense is not expected to change materially as a result of adoption of the new guidance. The Company changed its disclosures related to leasing beginning in fiscal year 2020. Refer to Note 14, "Leases".

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

        The Company considers the applicability and impact of all ASUs issued by the FASB and SEC. The Company determined that all other ASUs not yet adopted to be either not applicable or are expected to have minimal impact on the Company's consolidated financial statements at this time.

Note 4 - Acquisitions and Divestitures

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

        The following table summarizes the fair value of consideration exchanged:

Bemis shares outstanding at June 11, 2019 (in millions)	91.7
Share Exchange Ratio	5.1
Price per Share (Based on Amcor’s closing share price on June 11, 2019)	$11.18
Total Equity Consideration	$5,229.6

        The acquisition of Bemis positioned the Company as a global leader in consumer packaging with a comprehensive global footprint in flexible packaging and greater scale in key regions of North America, Latin America, Asia Pacific and Europe, along with industry-leading research and development capabilities.

        The acquisition of Bemis was accounted for as a business combination in accordance with ASC 805, "Business Combinations," which required allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The fair value of the assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in the fourth fiscal quarter of 2020. The allocation was subject to change within the measurement period, up to one year from the acquisition date, as additional information concerning final asset and liability valuations was obtained. The measurement period adjustments resulted in a $229.9 million increase to goodwill, which includes a $210.6 million decrease to property, plant and equipment, a $99.0 million decrease to finite lived intangible assets, a $184.1 million decrease to deferred tax liabilities, a $97.9 million increase in other non-current liabilities, along with other adjustments to assets held for sale and working capital.

        The following table summarizes the final allocation of the total purchase consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date.

(in millions)
Cash and cash equivalents	$3.3
Trade receivables	425.6
Inventories	665.4
Prepaid expenses and other current assets	80.5
Assets held for sale	464.2
Property, plant and equipment	1,180.1
Deferred tax assets	42.8
Other intangible assets	1,931.2
Other non-current assets	52.8
Total identifiable assets acquired	4,845.9

Current portion of long-term debt	1.7
Short-term debt	8.6
Trade payables	286.2
Accrued employee costs	188.1
Other current liabilities	314.1
Liabilities held for sale	21.9
Long-term debt, less current portion	1,365.3
Deferred tax liabilities	598.5
Employee benefit obligation	62.7
Other non-current liabilities	136.8
Total liabilities assumed	2,983.9
Net identifiable assets acquired	1,862.0
Goodwill	3,367.6
Net assets acquired	$5,229.6

        The following table details the identifiable intangible assets acquired from Bemis, their fair values and estimated useful lives:

	Fair Value	Weighted-average Estimated Useful Life
	(in millions)	(Years)
Customer relationships	$1,650.0	15
Technology	110.0	7
Other	171.2	7
Total other intangible assets	$1,931.2

        The allocation of the purchase price resulted in $3,367.6 million of goodwill for the Flexibles Segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies.

        The fair value measurement of tangible and intangible assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals and market comparables.

Divestitures

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

        In addition, the Company sold an equity method investment acquired through the Bemis acquisition in the third quarter of fiscal 2020 for proceeds of $27.7 million. There was no gain on sale as the investment was recorded at fair value upon acquisition.

Unaudited Pro Forma Information

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

•excludes net sales of the EC Remedy and U.S. Remedy.

Pro forma adjustments to income from continuing operations attributable to Amcor plc are as follows:

•excludes income from the EC Remedy which has been accounted for as a discontinued operation and the U.S. Remedy which has been reported in U.S. GAAP income from continuing operations;
•excludes acquisition related charges;
•includes acquisition accounting adjustments, including amortization and depreciation adjustments as a result of the fair value adjustment to property, plant and equipment; and
•excludes the impact on net income attributable to purchase accounting related inventory effects and sales backlog amortization given these charges do not have a continuing impact on the consolidated results.

        The unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the periods presented, nor is it intended to be a projection of future results. For example, the unaudited pro forma results do not include the expected synergies from the transactions, nor the related costs to achieve.

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

        The following table summarizes the results of the EC Remedy, classified as discontinued operations, from June 11, 2019 until the sale of the EC Remedy on August 8, 2019:

	Years ended June 30,
(in millions)	2020	2019
Net sales	$15.8	$9.6

Income (loss) from discontinued operations	(7.1)	0.9
Tax expense on discontinued operations	(0.6)	(0.2)
Income (loss) from discontinued operations, net of tax	$(7.7)	$0.7

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

        The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $90 million in employee related expenses, $25 million in fixed asset related expenses, $20 million in other restructuring and $30 million in restructuring related expenses. The Company estimates that approximately $150 million of the $200 million total integration costs will result in cash expenditures, of which $115 million relate to restructuring and related expenditures. Cash payments for the fiscal year 2020 were $80.2 million, of which $54.1 million were payments related to restructuring and related expenditures. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

        Restructuring related costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. General integration costs are not linked to restructuring. The Company believes the disclosure of restructuring related costs provides more information on the total cost of our 2019 Bemis Integration Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics and train new employees on relocated equipment.

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

        The Company's total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $110 million with the main component being the cost to exit manufacturing facilities and employee related costs. The total plan cost has been increased by approximately $15 million in the fourth quarter of fiscal year 2020 due primarily to additional non-cash impairments. The Company estimates that approximately $65 to $70 million of the $110 million total costs will result in cash expenditures. Cash payments for the fiscal year 2020 were $23.6 million. The 2018 Rigid Packaging Restructuring Plan is expected to be completed during fiscal year 2021.

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

        As part of the 2016 Flexibles Restructuring Plan, the Company has closed eight manufacturing facilities and reduced headcount at certain facilities. The Company's total pre-tax restructuring costs were $230.8 million, with $166.7 million in employee termination costs, $31.4 million in fixed asset impairment costs and $32.7 million in other costs, which primarily represent the cost to dismantle equipment and terminate existing lease contracts. Approximately $166 million of the $230.8 million total costs resulted in cash expenditures. Cash payments for fiscal year 2019 were $14.4 million. The Plan was substantially completed by the end of fiscal year 2019.

Other Restructuring Plans

        The Company entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charge related to these Plans was approximately $17.9 million, $18.8 million and $25.8 million for the years ended June 30, 2020, 2019 and 2018, respectively.

Consolidated Amcor Restructuring Plans

        The total costs incurred from the beginning of the Company's material restructuring plans are as follows:

(in millions)	2016 Flexibles Restructuring Plan	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan (1)	Other Restructuring Plans	Total Restructuring and Related Expenses (1)
Prior years	216.4	—	—	19.8	236.2
Fiscal year 2018 net charges to earnings	14.4	—	—	25.8	40.2
Fiscal year 2019 net charges to earnings	—	64.1	47.9	18.8	130.8
Fiscal year 2020 net charges to earnings	—	37.5	59.7	17.9	115.1
Expense incurred to date	$230.8	$101.6	$107.6	$82.3	$522.3
(1)Total restructuring and related expenses includes restructuring related costs from the 2019 Bemis Integration Plan of $14.8 million and $1.8 million for the fiscal years 2020 and 2019, respectively.

        An analysis of the Company's restructuring plan liability, not including restructuring-related liabilities, is as follows:

(in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2017	$85.9	$—	$1.6	$87.5
Net charges to earnings	20.5	4.0	15.7	40.2
Cash paid	(74.1)	—	(17.3)	(91.4)
Non-cash and other	—	(4.0)	—	(4.0)
Foreign currency translation	2.8	—	—	2.8
Liability balance at June 30, 2018	35.1	—	—	35.1
Net charges to earnings	83.9	34.1	12.8	130.8
Additions through business acquisition	4.7	—	—	4.7
Cash paid	(48.5)	—	(4.4)	(52.9)
Non-cash and other	(2.0)	(27.4)	—	(29.4)
Foreign currency translation	(0.7)	—	—	(0.7)
Liability balance at June 30, 2019	72.5	6.7	8.4	87.6
Net charges to earnings	45.4	23.7	28.5	97.6
Cash paid	(47.9)	(5.2)	(24.8)	(77.9)
Non-cash and other	—	(22.1)	—	(22.1)
Foreign currency translation	(0.5)	(0.1)	(0.1)	(0.7)
Liability balance at June 30, 2020	$69.5	$3.0	$12.0	84.5

        The costs related to restructuring activities, including restructuring-related activities, have been presented on the consolidated statement of income as restructuring and related expenses. The accruals related to restructuring activities have been recorded on the consolidated balance sheet under other current liabilities.

Note 7 - Equity Method Investments

        Investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, with usually not more than 50% voting interest, and are recorded in the consolidated balance sheet in investments in affiliated companies. Investments in affiliated companies as of June 30, 2020 and 2019 include an interest in AMVIG Holdings Limited ("AMVIG") of 47.6% and other individually immaterial investments.

        AMVIG is listed on the Hong Kong Stock Exchange. Its quoted share price as of June 30, 2020 and 2019 was $0.18 (HKD 1.40) and $0.24 (HKD 1.85), respectively. The value of Amcor's investment in AMVIG based on its quoted share price as of June 30, 2020 and 2019 was $77.7 million and $104.8 million, respectively.

        During the years ended June 30, 2020, 2019 and 2018 the Company received dividends of $9.8 million, $8.2 million and $8.4 million, respectively, from AMVIG.

        The Company reviews its investment in affiliated companies for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Due to impairment indicators present in each of the years presented, the Company performed an impairment test by comparing the carrying value of its investment in AMVIG to its fair value, which was determined based on AMVIG's quoted share price. The fair value of the investment dropped below its carrying value during fiscal years 2020, 2019 and 2018, and therefore the Company recorded an other-than-temporary impairment of $25.6 million, $14.0 million and $36.5 million, respectively, to bring the value of its investment to fair value. The impairment charge was included in equity in income (loss) of affiliated companies, net of tax, in the consolidated statement of income.

Note 8 - Property, Plant and Equipment, Net

        The components of property, plant and equipment, net, were as follows:

(in millions)	June 30, 2020	June 30, 2019
Land and land improvements	$197.4	$184.3
Buildings and improvements	1,253.4	1,305.0
Plant and equipment	5,434.8	5,614.9
Total property	6,885.6	7,104.2

Accumulated depreciation	(3,223.8)	(3,100.3)
Accumulated impairment	(47.0)	(28.9)

Total property, plant and equipment, net	$3,614.8	$3,975.0

        At June 30, 2019, property, plant and equipment, net, excluded amounts classified as held for sale.

        Depreciation expense amounted to $402.8 million, $305.7 million and $320.8 million for the fiscal year 2020, 2019 and 2018, respectively. Amortization of assets under finance lease obligations is included in depreciation expense.

Note 9 - Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

(in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2018	$1,082.0	$974.6	$2,056.6
Acquisition and acquisition adjustments	3,137.7	—	3,137.7
Disposals	(24.2)	—	(24.2)
Currency translation	(14.7)	0.6	(14.1)
Balance as of June 30, 2019	4,180.8	975.2	5,156.0
Acquisition and acquisition adjustments	229.9	—	229.9
Currency translation	(41.6)	(5.0)	(46.6)
Balance as of June 30, 2020	$4,369.1	$970.2	$5,339.3

        The table above does not include goodwill attributable to the Company's discontinued operations of $282.0 million at June 30, 2019. There was no discontinued operations at June 30, 2020. There is a $4.0 million goodwill accumulated impairment loss in the Rigid Packaging reporting segment which occurred in fiscal year 2006.

Other Intangible Assets

        Other intangible assets comprised:

	June 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,957.3	$(264.3)	$1,693.0
Computer software	218.4	(130.8)	87.6
Other (1)	320.7	(107.0)	213.7
Reported balance	$2,496.4	$(502.1)	$1,994.3

	June 30, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$2,053.7	$(144.0)	$1,909.7
Computer software	221.3	(127.0)	94.3
Other (1)	350.6	(47.8)	302.8
Reported balance	$2,625.6	$(318.8)	$2,306.8
(1)Other includes $15.5 million and $14.2 million for June 30, 2020 and 2019, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

        Amortization expense for intangible assets during the fiscal years 2020, 2019, and 2018 was $204.4 million, $44.0 million, and $31.9 million, respectively. In conjunction with a business review and the Company's annual review of intangibles, the Company performed a quantitative impairment test for a technology intangible and recognized non-cash impairment charges of $31.1 million for the fiscal year 2019 in the Company's other segment to reduce the carrying value of the asset to its fair value. The impairment charge was included in selling, general and administrative expenses in the consolidated statement of income. During fiscal years 2020 and 2018, there were no technology intangible impairment charges recorded.

        Estimated future amortization expense for intangible assets follows:

(in millions)	Amortization
2021	$180.2
2022	175.7
2023	171.9
2024	167.6
2025	147.7

Note 10 - Fair Value Measurements

        The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

        The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt and long-term debt. At June 30, 2020 and 2019, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term nature of these instruments.

        Fair value disclosures are classified based on the fair value hierarchy. See Note 2, "Significant Accounting Policies," for information about the Company's fair value hierarchy.

        The fair value of long-term debt with variable interest rates approximates its carrying value. The fair value of the Company's long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

        The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding finance leases) were as follows:

	June 30, 2020		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,599.3	$3,793.1	$2,955.6	$3,041.3

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

        The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$0.4	$—	$0.4
Forward exchange contracts	—	7.4	—	7.4
Interest rate swaps	—	32.0	—	32.0
Total assets measured at fair value	$—	$39.8	$—	$39.8

Liabilities
Contingent purchase consideration liabilities	$—	$—	$14.8	$14.8
Commodity contracts	—	6.7	—	6.7
Forward exchange contracts	—	16.8	—	16.8
Interest rate swaps	—	—	—	—
Cross currency interest rate swaps	—	0.2	—	0.2
Total liabilities measured at fair value	$—	$23.7	$14.8	$38.5

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$—	$—	$—
Forward exchange contracts	—	5.5	—	5.5
Interest rate swaps	—	32.8	—	32.8
Total assets measured at fair value	$—	$38.3	$—	$38.3

Liabilities
Contingent purchase consideration liabilities	$—	$—	$13.6	$13.6
Commodity contracts	—	4.6	—	4.6
Forward exchange contracts	—	9.3	—	9.3
Interest rate swaps	—	—	—	—
Total liabilities measured at fair value	$—	$13.9	$13.6	$27.5

        The fair value of the commodity contracts was determined using a discounted cash flow analysis based on the terms of the contracts and observed market forward prices discounted at a currency-specific rate. Forward exchange contract fair values were determined based on quoted prices for similar assets and liabilities in active markets using inputs such as currency rates and forward points. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, considering current interest rates.

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

        The following table sets forth a summary of changes in the value of the Company's Level 3 financial liabilities:

	June 30,
(in millions)	2020	2019	2018
Fair value at the beginning of the year	$13.6	$14.6	$27.6
Additions due to acquisitions	—	—	—
Changes in fair value of Level 3 liabilities	1.1	—	0.8
Payments	—	(1.0)	(13.0)
Foreign currency translation	0.1	—	(0.8)
Fair value at the end of the year	$14.8	$13.6	$14.6

        The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the consolidated balance sheet. The change in fair value of the contingent purchase consideration liabilities, which was included in other income, net is due to the passage of time and changes in the probability of achievement used to develop the estimate.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

        In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. The Company measures certain assets, including the Company’s equity method investments, technology intangible assets, other intangible assets and goodwill at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.

        The Company tests for impairment of its equity method investments when impairment indicators are present. Impairment tests were performed by comparing the carrying value of the Company’s investment in AMVIG at the end of each period, including interim periods, to the fair value of the investment, which was determined based on AMVIG's quoted share price which is classified in Level 1 of the fair value hierarchy.

        Based on the Company’s evaluation of AMVIG’s current financial condition and the Company’s intent and ability to hold its investment in AMVIG to recover the carrying value, the Company concluded that the decline in fair value was temporary at March 31, 2020, and therefore no impairment was recorded. However, the quoted share price did not recover in the fiscal fourth quarter and the Company determined that the investment was impaired as of June 30, 2020 and recorded an impairment charge of $25.6 million. The Company also recorded impairment charges of our AMVIG investment of $14.0 million in fiscal year 2019 and $36.5 million in fiscal year 2018.

        The Company tests indefinite-lived intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. The Company recognized non-cash impairment charges of $31.1 million in the fiscal year 2019 to reduce the carrying value of an indefinite-lived technology intangible asset to its fair value. During fiscal year 2020 and 2018, there were no indefinite-lived intangible impairment charges recorded.

Note 11 - Derivative Instruments

        The Company periodically uses derivatives and other financial instruments to hedge exposures to interest rates, commodity and currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. For hedges that meet the hedge accounting criteria, the Company, at inception, formally designates and documents the instrument as a fair value hedge or a cash flow hedge of a specific underlying exposure. On an ongoing basis, the Company assesses and documents that its hedges have been and are expected to continue to be highly effective.

Interest Rate Risk

        The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks.

        For interest rate swaps that are accounted for as fair value hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying consolidated statement of income under other non-operating income (loss), net.

        As of June 30, 2020 and 2019, the total notional amount of the Company's receive-fixed/pay-variable interest rate swaps was $837.1 million and $841.1 million, respectively.

        At June 30, 2020, the Company had a notional amount of $100 million (equivalent to €89.0 million) cross-currency interest rate swaps outstanding. The Company did not designate the swaps as a hedging instrument and thus changes in fair value were immediately recognized in earnings.

        During the third quarter of fiscal year 2020, the Company entered into six Treasury lock agreements to protect against unfavorable interest rate changes relating to the highly probable issuance of long-term debt. The total notional amount of the Treasury lock of $250.0 million was designated as a cash flow hedge of an anticipated transaction and deemed these agreements to be highly effective.

        The associated unsecured senior note was issued on June 19, 2020, and the Company has settled these Treasury lock agreements with a $19.8 million cash payment to the counterparties. The loss associated with the settlement was recorded in accumulated other comprehensive loss and will be amortized to interest expense over the life of the unsecured senior notes, which is 10 years.

Foreign Currency Risk

        The Company manufactures and sells its products and finances operations in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The purpose of the Company's foreign currency hedging program is to manage the volatility associated with the changes in exchange rates.

        To manage this exchange rate risk, the Company utilizes forward contracts. Contracts that qualify for hedge accounting are designated as cash flow hedges of certain forecasted transactions denominated in foreign currencies. The effective portion of the changes in fair value of these instruments is reported in accumulated other comprehensive income (loss) ("AOCI") and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is recognized in earnings over the life of the hedging relationship in the same consolidated statement of income line item as the underlying hedged item. Changes in the fair value of forward contracts that have not been designated as hedging instruments are reported in the accompanying consolidated statement of income.

        As of June 30, 2020 and 2019, the notional amount of the outstanding forward contracts was $1.6 billion and $1.0 billion, respectively.

        The Company manages its currency exposure related to the net assets of its foreign operations primarily through borrowings denominated in the relevant currency. Foreign currency gains and losses from the remeasurement of external borrowings designated as net investment hedges of a foreign operation are recognized in AOCI, to the extent that the hedge is effective. The ineffective portion is immediately recognized in other non-operating income (loss), net in the consolidated statement of income. When a hedged net investment is disposed of, a percentage of the cumulative amount recognized in AOCI in relation to the hedged net investment is recognized in the condensed consolidated statement of income as part of the profit or loss on disposal.

        At the beginning of fiscal year 2020, the carrying value of commercial paper issued which is designated as a net investment hedge was $67.0 million. During the three months ended December 31, 2019, the Company settled $67.0 million of U.S. commercial paper issued by a non-U.S. entity, which was previously designated as a net investment hedge in its U.S. subsidiaries. The net investment hedges recorded through the point of settlement are included in AOCI and will be reclassified into earnings only upon the sale or liquidation of the related subsidiaries. The Company did not have any net investment hedges in place as of June 30, 2020.

Commodity Risk

        Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. The Company's policy is to minimize exposure to price volatility by passing through the commodity price risk to customers, including the use of fixed price swaps. The Company purchases on behalf of customers fixed price commodity swaps to offset the exposure of price volatility on the underlying sales contracts, these instruments are cash closed out on maturity and the related cost or benefit is passed through to customers. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the consolidated statement of income when the forecast transaction is realized.

        At June 30, 2020 and 2019, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

	June 30, 2020	June 30, 2019
Commodity	Volume	Volume
Aluminum	44,944 tons	29,342 tons
PET resin	26,006,000 lbs.	N/A

        The following tables provide the location of derivative instruments in the consolidated balance sheet:

		June 30,
(in millions)	Balance Sheet Location	2020	2019
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$0.4	$—
Forward exchange contracts	Other current assets	2.2	2.4
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	5.2	2.7
Total current derivative contracts		7.8	5.1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	32.0	32.8
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current assets	—	0.4
Total non-current derivative contracts		32.0	33.2
Total derivative asset contracts		$39.8	$38.3

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$6.7	$4.6
Forward exchange contracts	Other current liabilities	3.0	1.5
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	13.6	7.1
Cross currency interest rate swaps	Other current liabilities	0.2	—
Total current derivative contracts		23.5	13.2
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	0.2	0.3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current liabilities	—	0.4
Total non-current derivative contracts		0.2	0.7
Total derivative liability contracts		$23.7	$13.9

        In addition to the fair value associated with derivative instruments noted in the table above, the Company had a carrying value of $67.0 million associated with non-derivative instruments designated as foreign currency net investment hedges as of June 30, 2019. The designated foreign currency-denominated debt was included in long-term debt in the consolidated balance sheet. There are no currency net investment hedges as of June 30, 2020.

        Certain derivative financial instruments are subject to netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the consolidated balance sheets.

        The following tables provide the effects of derivative instruments on AOCI and in the consolidated statement of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Years ended June 30,
(in millions)		2020	2019	2018
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(5.5)	$(1.6)	$3.2
Forward exchange contracts	Net sales	(1.1)	(0.2)	0.1
Forward exchange contracts	Cost of sales	(0.1)	(0.1)	0.1
Treasury locks	Interest expense	(0.2)	—	—
Total		$(6.9)	$(1.9)	$3.4

	Location of Gain (Loss) Recognized in the Consolidated Income Statements	Gain (Loss) Recognized in Income for Derivatives not Designated as Hedging Instruments
		Years ended June 30,
(in millions)		2020	2019	2018
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$5.8	$0.8	$1.7
Cross currency interest rate swaps	Other income, net	(0.2)	—	—
Total		$5.6	$0.8	$1.7

	Location of Gain (Loss) Recognized in the Consolidated Income Statements	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Years ended June 30,
(in millions)		2020	2019	2018
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(0.8)	$7.4	$(5.8)
Total		$(0.8)	$7.4	$(5.8)

        The changes in AOCI for effective derivatives were as follows:

	Years ended June 30,
(in millions)	2020	2019	2018
Amounts reclassified into earnings
Commodity contracts	$5.5	$1.6	$(3.2)
Forward exchange contracts	1.2	0.3	(0.2)
Treasury locks	0.2	—	—
Change in fair value
Commodity contracts	(7.1)	(7.3)	0.7
Forward exchange contracts	(2.1)	—	0.1
Treasury locks	(19.6)	—	—
Tax effect	0.2	1.8	0.6
Total	$(21.7)	$(3.6)	$(2.0)

Note 12 - Pension and Other Post-Retirement Plans

        The Company sponsors both funded and unfunded defined benefit pension plans that include statutory and mandated benefit provision in some countries as well as voluntary plans (generally closed to new joiners). During fiscal year 2020, the Company maintained 21 statutory and mandated defined benefit arrangements and 57 voluntary defined benefit plans.

        The principal defined benefit plans are structured as follows:

Country	Number of Funded Plans	Number of Unfunded Plans	Comment
United Kingdom	2	—	Closed to new entrants
Switzerland	1	—	Open to new entrants
France (1)	3	2	Three plans are closed to new entrants, two plans are open to new entrants; two plans are partially indemnified by Rio Tinto Limited
Germany (1)	1	13	13 plans are closed to new entrants, one is open to new entrants; six plans are partially indemnified by Rio Tinto Limited
Canada	6	1	Closed to new entrants
United States of America	3	2	Closed to new entrants
(1)Rio Tinto Limited assumes responsibility for its former employees' retirement entitlements as of February 1, 2010 when Amcor acquired Alcan Packaging from Rio Tinto Limited.

        Net periodic benefit cost for benefit plans include the following components:

	Years ended June 30,
(in millions)	2020	2019	2018
Service cost	$23.4	$14.9	$16.3
Interest cost	48.5	26.4	27.5
Expected return on plan assets	(72.2)	(32.7)	(38.4)
Amortization of net loss	5.4	3.4	5.2
Amortization of prior service credit	(1.6)	(1.7)	(2.2)
Curtailment credit	0.3	(0.1)	(2.7)
Settlement costs	5.3	2.3	2.0
Other	0.8	—	—
Net periodic benefit cost	$9.9	$12.5	$7.7

        Amounts recognized in the consolidated income statements comprise the following:

	Years ended June 30,
(in millions)	2020	2019	2018
Cost of sales	$16.1	$10.3	$11.3
Selling, general and administrative expenses	7.3	4.6	5.0
Other non-operating (income) loss, net	(13.5)	(2.4)	(8.6)
Net periodic benefit cost	$9.9	$12.5	$7.7

        Changes in benefit obligations and plan assets were as follows:

	June 30,
(in millions)	2020	2019
Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,985.0	$1,179.9
Service cost	23.4	14.9
Interest cost	48.5	26.4
Participant contributions	6.1	6.1
Actuarial loss (gain)	127.4	101.5
Plan curtailments	(0.1)	(0.1)
Settlements	(42.6)	(26.9)
Benefits paid	(76.8)	(37.6)
Administrative expenses	(5.0)	(1.8)
Plan amendments	(0.2)	11.0
Acquisitions	0.1	723.8
Other	2.8	—
Foreign currency translation	(17.7)	(12.2)
Benefit obligation at the end of the year	$2,050.9	$1,985.0
Accumulated benefit obligation at the end of the year	$1,978.7	$1,917.0

	June 30,
(in millions)	2020	2019
Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,631.0	$939.3
Actual return on plan assets	158.8	65.8
Employer contributions	34.3	35.7
Participant contributions	6.1	6.1
Benefits paid	(76.8)	(37.6)
Settlements	(42.6)	(27.1)
Administrative expenses	(5.0)	(1.8)
Acquisitions	—	662.2
Foreign currency translation	(14.7)	(11.6)
Fair value of plan assets at the end of the year	$1,691.1	$1,631.0

        The following table provides information for defined benefit plans with a projected benefit obligation in excess of plan assets:

	June 30,
(in millions)	2020	2019
Projected benefit obligation	$1,694.9	$1,658.5
Accumulated benefit obligation	1,625.9	1,590.0
Fair value of plan asset	1,291.7	1,265.0

        Amounts recognized in the consolidated balance sheets consist of the following:

	June 30,
(in millions)	2020	2019
Employee benefit asset	$1,691.1	$1,631.0
Employee benefit obligation	(2,050.9)	(1,985.0)
Unfunded status	$(359.8)	$(354.0)

        The following table provides information as to how the funded / unfunded status is recognized in the consolidated balance sheets:

	June 30,
(in millions)	2020	2019
Non-current assets - Employee benefit assets	$43.4	$40.2
Current liabilities - Other current liabilities	(11.5)	(7.4)
Non-current liabilities - Employee benefit obligations	(391.7)	(386.8)
Unfunded status	$(359.8)	$(354.0)

        The components of other comprehensive (income) loss are as follows:

	Years ended June 30,
(in millions)	2020	2019	2018
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial loss (gain) occurring during the year	$40.7	$68.4	$(33.1)
Net prior service loss (gain) occurring during the year	(0.2)	11.1	—
Amortization of actuarial loss	(5.4)	(3.4)	(5.2)
Loss (gain) recognized due to settlement/curtailment	(5.6)	(2.2)	0.7
Amortization of prior service credit	1.6	1.7	2.2
Foreign currency translation	(2.9)	(3.3)	0.9
Tax effect	(11.8)	(13.3)	6.9
Total recognized in other comprehensive (income) loss	$16.4	$59.0	$(27.6)

	June 30,
(in millions)	2020	2019	2018
Net prior service credit	$(5.8)	$(7.0)	$(19.8)
Net actuarial loss	236.9	209.9	150.3
Accumulated other comprehensive (income) loss at the end of the year	$231.1	$202.9	$130.5

        The estimated net actuarial loss and net prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are a loss of $8.0 million and a credit of $1.7 million, respectively.

        Weighted-average assumptions used to determine benefit obligations at year end were:

	June 30,
	2020	2019	2018
Discount rate	2.0%	2.5%	2.3%
Rate of compensation increase	1.9%	2.1%	1.9%

        Weighted-average assumptions used to determine net periodic benefit cost at year end were:

	June 30,
	2020	2019	2018
Discount rate	2.5%	2.3%	2.1%
Rate of compensation increase	2.1%	1.9%	1.8%
Expected long-term rate of return on plan assets	4.5%	3.6%	4.1%

        Where funded, the Company and, in some countries, the employees make cash contributions into the pension fund. In the case of unfunded plans, the Company is responsible for benefit payments as they fall due. Plan funding requirements are generally determined by local regulation and/or best practice and differ between countries. The local statutory funding positions are not necessarily consistent with the funded status disclosed on the consolidated balance sheet. For any funded plans in deficit (as measured under local country guidelines), the Company agrees with the trustees and plan fiduciaries to undertake suitable funding programs to provide additional contributions over time in accordance with local country requirements. Contributions to the Company's defined benefit pension plans, not including unfunded plans, are expected to be $24.2 million over the next fiscal year.

        The following benefit payments for the succeeding five fiscal years and thereafter, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)
2021	$90.7
2022	88.7
2023	89.7
2024	92.0
2025	91.4
2026-2030	477.0

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

        The pension plan assets measured at fair value were as follows:

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$114.3	$182.8	$—	$297.1
Government debt securities	65.9	516.4	—	582.3
Corporate debt securities	59.9	162.0	—	221.9
Real estate	60.4	—	2.4	62.8
Cash and cash equivalents	41.8	6.8	—	48.6
Other	18.1	6.6	453.7	478.4
Total	$360.4	$874.6	$456.1	$1,691.1

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$150.1	$137.3	$—	$287.4
Government debt securities	128.6	177.8	—	306.4
Corporate debt securities	69.6	410.7	—	480.3
Real estate	60.7	—	2.3	63.0
Cash and cash equivalents	12.1	31.4	—	43.5
Other	10.7	0.1	439.6	450.4
Total	$431.8	$757.3	$441.9	$1,631.0

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

        The following table sets forth a summary of changes in the value of the Company's Level 3 assets:

(in millions)
Balance as of June 30, 2019	$441.9
Actual return on plan assets	15.8
Purchases, sales and settlements	10.4
Transfer out of Level 3	(0.4)
Foreign currency translation	(11.6)
Balance as of June 30, 2020	$456.1

Note 13 - Debt

Long-Term Debt

        The following table summarizes the carrying value of long-term debt at June 30, 2020 and 2019, respectively:

	June 30,
(in millions)	2020	2019
Bank loans	$416.7	$2,116.4
Commercial paper (1)	1,976.5	221.2
U.S. dollar notes due 2019, 2021, 2026, 2028 and 2030 (1)	2,299.9	2,199.9
U.S. private placement notes due 2021 (1)	275.0	275.0
Euro bonds due 2023 and 2027	899.4	341.5
Euro private placement notes due 2020 (1)	112.4	113.7
Other loans	22.1	33.1
Finance lease obligations	33.2	4.3
Interest rate swap adjustment	31.3	34.9
Unamortized discounts and debt issuance costs	(27.0)	(25.6)
Total debt	6,039.5	5,314.4
Less: current portion	(11.1)	(5.4)
Total long-term debt	$6,028.4	$5,309.0
(1)Indicates debt which has been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

        At June 30, 2020 and 2019, land, plant and buildings with a carrying value of $30.5 million and $34.0 million, respectively, have been pledged as security for bank and other loans.

        The following table summarizes the contractual maturities of the Company's long-term debt, including current maturities (excluding payments for finance leases) at June 30, 2020 for the succeeding five fiscal years and thereafter:

(in millions)
2021	$409.6
2022 (1)	1,424.7
2023 (1)	389.9
2024 (2)	1,292.1
2025	—
Thereafter	2,485.7
(1)Commercial paper denominated in U.S. dollars is classified as maturing in 2022 and 2023, supported by the 3 year and 4 year syndicated facilities.
(2)Commercial paper denominated in Euros is classified as maturing in 2024, supported by the 5 year syndicated facility.

Bank loans

        The Group has entered into syndicated and bilateral multi-currency credit facilities with financial institutions. The facilities' limits, maturities and interest rates are as follows:

	Original Facility Limit	Current Facility Limit	Maturity		Interest Rate
(in millions)			2019	2020	2019	2020
364 day syndicated facility (1)	$1,050.0	$—	April 5, 2020	—	LIBOR + 1.125%	—
3 year term syndicated facility	750.0	400.0	April 30, 2022	April 30, 2022	LIBOR + 1.125%	LIBOR + 1.125%
3 year syndicated facility	750.0	750.0	April 30, 2022	April 30, 2022	LIBOR + 1.250%	LIBOR + 1.250%
4 year syndicated facility	1,500.0	1,500.0	April 30, 2023	April 30, 2023	LIBOR + 1.250%	LIBOR + 1.250%
5 year syndicated facility	1,500.0	1,500.0	April 30, 2024	April 30, 2024	LIBOR + 1.250%	LIBOR + 1.250%
(1)The 364 day syndicated facility was canceled on June 29, 2020.

	June 30, 2020
(in millions)	Facility Usage	Undrawn Commitments
3 year term syndicated facility	400.0	—
3 year syndicated facility (1) (2)	750.0	—
4 year syndicated facility (1) (2)	46.8	1,453.2
5 year syndicated facility (1) (2)	1,179.8	320.2
Secured bank loans	11.0	—
Total	$2,387.6	$1,773.4

	June 30, 2019
(in millions)	Facility Usage	Undrawn Commitments
364 day syndicated facility	$511.6	$538.4
3 year term syndicated facility	750.0	—
3 year syndicated facility (1) (2)	200.0	328.7
4 year syndicated facility (1)	1,155.2	344.8
5 year syndicated facility (1)	—	1,500.0
Secured bank loans	2.4	14.3
Total	$2,619.2	$2,726.2
(1)The 3, 4 and 5 year syndicated facilities support the Company's commercial paper borrowings.
(2)June 30, 2020 and 2019 commercial paper included in this syndicated facility.

        Facility fees of approximately 0.10% to 0.15% are payable on the undrawn commitments.

        The Company has access to a single, multi-tranche syndicated facility with a group of counterparty banks. The funding arrangements provide for $4.2 billion of facilities consisting of a 3 year term loan tranche expiring in 2022, as well as 3, 4 and 5 year revolver tranches expiring between 2022 and 2024, which may be used to support our commercial paper borrowings. The agreements include customary terms and conditions for a syndicated facility of this nature and the revolving tranches have two 12 month options available to management to extend the maturity date.

        On September 25, 2019 and December 15, 2019, the Company canceled $250.0 million and $100.0 million, respectively, of the $750.0 million term loan facility.

        In April 2020, the Company extended the maturity of a 364 day syndicated facility by an additional six months to October 2020 and reduced the facility size from $1,050.0 million to $840.0 million. This facility was canceled on June 29, 2020 following the issuance of $500.0 million 10 year senior unsecured notes on June 19, 2020 and €500.0 million 7 year senior unsecured notes on June 23, 2020.

U.S. Dollar Notes due 2030

         On June 19, 2020, the Company completed an offering of $500.0 million aggregate principal amount of its Senior Unsecured Notes due 2030 (the "Notes due 2030") in a registered offering. The Notes due 2030 mature on June 19, 2030. The Company pays interest at 2.63% per annum, semi-annually in arrears on June 19 and December 19, commencing on December 19, 2020. The Company may redeem some or all the notes at any time at a redemption price equal to the greater of the principal amount and a make-whole amount plus accrued and unpaid interest to the redemption date. On or after March 19, 2030 (three months prior to the maturity date), the Company may redeem any note at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.

U.S. Dollar Notes due 2028

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

U.S. Dollar Notes due 2026

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

U.S. Dollar Notes due 2019, 2021 and 2026

        On June 11, 2019, the Company completed its acquisition of Bemis and assumed its Senior Unsecured Notes (the "Bemis Notes"). The Bemis Notes were issued on July 27, 2009, October 4, 2011 and September 15, 2016 and have an aggregate principal amount of $400.0 million, $399.9 million and $300.0 million and mature on August 1, 2019, October 15, 2021 and September 15, 2026. The Company pays interest at 6.80%, 4.50% and 3.10% per annum, semi-annually in arrears, on the Bemis Notes maturing in 2019, 2021 and 2026, respectively. The Company retired upon maturity the note due on August 1, 2019.

U.S. Private Placement Notes due 2016, 2018 and 2021

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

Euro Bonds due 2027

        On June 23, 2020, the Company issued €500.0 million of unsecured Eurobond market borrowings with maturity June 23, 2027. The Company will pay interest at 1.125% per annum, annually in arrears, commencing on June 23, 2021. The Company may redeem some or all the notes at any time at a redemption price equal to the greater of the principal amount and a make-whole amount plus accrued and unpaid interest to the redemption date. On or after April 23, 2027 (two months prior to the maturity date), the Company may redeem any note at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.

Euro Bonds due 2023

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

Euro Private Placement Notes due 2020

        On September 1, 2010, the Company completed an offering of €150.0 million (of which €100.0 million were outstanding as of June 30, 2019) aggregate principal amount of its Senior Unsecured Notes due 2020 (the "Notes due 2020") in a private offering. The Notes due 2020 mature on September 1, 2020. The Company pays interest on the Notes due 2020 at 5.0% per annum, semi-annually in arrears on March 1 and September 1, commencing on March 1, 2011. The Company may, at its option, redeem all, or from time to time any part of, the notes, in an amount not less than 5.0% of the aggregate principal amount of the notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus the applicable make-whole amounts determined for the prepayment date with respect to such principal amount.

Exchange of Notes Related to Bemis Acquisition

        On June 13, 2019, pursuant to terms and conditions of the offering memorandum and consent solicitation statement, dated as of May 8, 2019, Amcor Finance (USA), Inc. and Bemis Company, Inc. settled the exchange of various Senior and Guaranteed Senior Notes for new Guaranteed Senior Notes issued by the Issuers.

        Consent was received from Note holders who tendered approximately 91.7% of Notes across five notes (U.S. dollar notes due 2026 and 2028, and the Bemis Notes due 2019, 2021 and 2026). In return for the debt exchange, certain indenture terms and conditions were amended and/or removed relating to Bemis Company, Inc.

        Subsequently on April 23, 2020, 99.9% of these Notes were tendered by Note holders and exchanged under a Form S-1 Statement filed March 9, 2020. These Notes have been registered under the Securities Act, as described in an Exchange Offer Prospectus of the Company dated March 23, 2020.

Guarantees and Financial Covenants

        All the notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain existing subsidiaries that guarantee its other indebtedness.

        The Company is required to satisfy certain financial covenants pursuant to its bank loans and notes, which are tested as of the last day of each quarterly and annual financial period, including: a) a leverage ratio, which is calculated as total net debt divided by Adjusted EBITDA and b) an interest coverage ratio, which is calculated as Adjusted EBITDA divided by net interest expense, as defined in the related debt agreements. As of June 30, 2020 and 2019, the Company was in compliance with all debt covenants.

Short-Term Debt

        Short-term debt, which primarily consists of bank loans and bank overdrafts, is generally used to fund working capital requirements. The Company has classified commercial paper as long-term at June 30, 2020 in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

        The following table summarizes the carrying value of short-term debt at June 30, 2020 and 2019, respectively.

	June 30,
(in millions)	2020	2019
Bank loans	184.2	533.6
Secured borrowings	—	152.7
Bank overdrafts	11.0	102.5
Total short-term debt	$195.2	$788.8

        As of June 30, 2020, the Company paid a weighted-average interest rate of 2.97% per annum, payable at maturity. As of June 30, 2019, the Company paid a weighted-average interest rate of 1.61% per annum, payable at maturity.

        The Company enters into factoring arrangements from time to time to sell trade receivables to third-party financial institutions. Agreements that do not qualify as true sales, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheet within short-term debt. The secured borrowings at June 30, 2019 reflect agreements that do not qualify as true sales.

Note 14 - Leases

        The components of lease expense are as follows:

(in millions)	Statement of Income Location	Year Ended June 30, 2020
Operating leases
Cost of sales		$89.7
Selling, general and administrative expenses		22.4

Finance leases
Cost of sales (amortization of right-of-use assets)		1.8
Interest expense (interest on lease liabilities)		0.8
Total lease cost (1)		$114.7
(1)Includes short-term leases and variable lease costs, which are immaterial.

        The Company's leases do not contain any material residual value guarantees or material restrictive covenants. At June 30, 2020, the Company does not have material lease commitments that have not commenced.

        Supplemental balance sheet information related to leases was as follows:

(in millions)	Balance Sheet Location	June 30, 2020
Assets
Operating lease right-of-use assets, net	Operating lease assets	$525.3
Finance lease assets (1)	Property, plant and equipment, net	31.2
Total lease assets		$556.5

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$84.0
Non-current operating lease liabilities	Operating lease liabilities	465.7
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	1.6
Non-current finance lease liabilities	Long-term debt, less current portion	31.6
Total lease liabilities		$582.9
(1)Finance lease assets are recorded net of accumulated amortization of $5.8 million at June 30, 2020.

        Supplemental cash flow information related to leases was as follows:

(in millions)	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107.9
Operating cash flows from finance leases	$0.7
Financing cash flows from finance leases	$1.6

Lease assets obtained in exchange for new lease obligations:
Operating leases	$63.2
Finance leases	$31.3

        Maturities of lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
Fiscal 2021	99.7	2.9
Fiscal 2022	89.0	2.8
Fiscal 2023	77.3	2.6
Fiscal 2024	66.7	2.6
Fiscal 2025	49.4	2.2
Thereafter	280.1	32.6
Total lease payments	662.2	45.7
Less: imputed interest	112.5	12.5
Present value of lease liabilities	$549.7	$33.2

        The Company’s future minimum lease commitments as of June 30, 2019, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

(in millions)	Operating Leases
Fiscal 2020	$97.6
Fiscal 2021	90.4
Fiscal 2022	77.7
Fiscal 2023	67.3
Fiscal 2024	55.9
Thereafter	301.8
Total minimum obligations	$690.7

        The weighted average remaining lease term and discount rate are as follows:

June 30, 2020
Weighted average remaining lease term (in years):
Operating leases	9.6
Finance leases	18.2

Weighted average discount rate:
Operating Leases	3.8%
Finance leases	3.9%

Note 15 - Shareholders' Equity

        The changes in ordinary and treasury shares during fiscal years 2020, 2019 and 2018 were as follows:

	Ordinary Shares		Treasury Shares
(shares and dollars in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2017	1,158.1	—	0.7	(8.1)
Options exercised and shares vested	—	—	(6.0)	75.5
Settlement of forward contracts to purchase own equity to meet share base incentive plans, net of tax	—	—	3.0	(39.0)
Purchase of treasury shares	—	—	3.2	(39.1)
Balance as of June 30, 2018	1,158.1	—	0.9	(10.7)
Net shares issued	—	11.6	—	—
Options exercised and shares vested	—	—	(4.0)	41.5
Settlement of forward contracts to purchase own equity to meet share base incentive plans, net of tax	—	—	2.5	(25.1)
Purchase of treasury shares	—	—	2.0	(21.8)
Acquisition of Bemis	467.8	4.7	—	—
Balance as of June 30, 2019	1,625.9	16.3	1.4	(16.1)
Share buy-back/cancellations	(57.4)	(0.6)	—	—
Options exercised and shares vested	—	—	(1.4)	16.1
Purchase of treasury shares	—	—	6.7	(67.0)
Balance as of June 30, 2020	1,568.5	15.7	6.7	(67.0)

        The changes in the components of accumulated other comprehensive income (loss) during the years ended June 30, 2020, 2019 and 2018 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Income (Loss)
(in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2017	$(713.3)	$—	$(58.2)	$(6.6)	$(778.1)
Other comprehensive income (loss) before reclassifications	44.0	—	25.8	1.4	71.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.8	(3.4)	(1.6)
Net current period other comprehensive income (loss)	44.0	—	27.6	(2.0)	69.6
Balance as of June 30, 2018	(669.3)	—	(30.6)	(8.6)	(708.5)
Other comprehensive income (loss) before reclassifications	59.9	(11.2)	(62.0)	(5.4)	(18.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3.0	1.8	4.8
Net current period other comprehensive income (loss)	59.9	(11.2)	(59.0)	(3.6)	(13.9)
Balance as of June 30, 2019	(609.4)	(11.2)	(89.6)	(12.2)	(722.4)
Other comprehensive income (loss) before reclassifications	(297.6)	(2.3)	(24.9)	(27.6)	(352.4)
Amounts reclassified from accumulated other comprehensive income (loss)	11.1	—	8.5	5.9	25.5
Net current period other comprehensive income (loss)	(286.5)	(2.3)	(16.4)	(21.7)	(326.9)
Balance as of June 30, 2020	$(895.9)	$(13.5)	$(106.0)	$(33.9)	$(1,049.3)

        The following tables provide details of amounts reclassified from Accumulated other comprehensive income (loss):

	For the years ended June 30,
(in millions)	2020	2019	2018
Amortization of pension:
Amortization of prior service credit	$(1.6)	$(1.7)	$(2.2)
Amortization of actuarial loss	5.4	3.4	5.2
Effect of pension settlement/curtailment	5.6	2.2	(0.7)
Total before tax effect	9.4	3.9	2.3
Tax benefit on amounts reclassified into earnings	(0.9)	(0.9)	(0.5)
Total net of tax	$8.5	$3.0	$1.8

(Gains) losses on cash flow hedges:
Commodity contracts	$5.5	$1.6	$(3.2)
Forward exchange contracts	1.2	0.2	(0.2)
Treasury locks	0.2	—	—
Total before tax effect	6.9	1.8	(3.4)
Tax benefit on amounts reclassified into earnings	(1.0)	—	—
Total net of tax	$5.9	$1.8	$(3.4)

(Gains) losses on foreign currency translation:
Foreign currency translation adjustment (1)	$11.1	$—	$—
Total before tax effect	11.1	—	—
Tax benefit on amounts reclassified into earnings	—	—	—
Total net of tax	$11.1	$—	$—
(1)Includes the loss on sale of the EC Remedy of $8.8 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive income to earnings. Refer to Note 5, "Discontinued Operations" for more information.

Forward contracts to purchase own shares

        The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments. This exposes the Company to market price risk.

        To manage the market price risk, the Company has entered into forward contracts for the purchase of its ordinary shares. As of June 30, 2020, the Company has entered into forward contracts that mature in June 2021 to purchase 2.0 million shares at an average price of $10.68. As of June 30, 2019, the Company had outstanding forward contracts for 1.0 million shares at a price of $11.00 that matured in June 2020.

        The forward contracts to purchase the Company's own shares are classified as a current liability. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts at each reporting period was determined based on the present value of the cost required to settle the contract.

Note 16 - Income Taxes

        Amcor plc is a tax resident of the United Kingdom of Great Britain and Northern Ireland ("UK"). Prior to the acquisition of Bemis, the ultimate parent of the Company at June 30, 2018 was Amcor Limited, which was a tax resident of Australia.

        The components of income before income taxes and equity in income (loss) of affiliated companies were as follows:

	Years ended June 30,
(in millions)	2020	2019	2018
Domestic	(35.6)	$31.7	$(206.6)
Foreign	860.8	572.4	929.5
Total income before income taxes and equity in income (loss) of affiliated companies	$825.2	$604.1	$722.9

        Income tax expense consisted of the following:

	Years ended June 30,
(in millions)	2020	2019	2018
Current tax
Domestic	0.5	$7.2	$0.2
Foreign	300.1	91.5	192.1
Total current tax	300.6	98.7	192.3
Deferred tax
Domestic	1.0	(3.2)	(21.3)
Foreign	(114.7)	76.0	(52.2)
Total deferred tax	(113.7)	72.8	(73.5)
Income tax expense	$186.9	$171.5	$118.8

        The following is a reconciliation of income tax computed at the UK statutory tax rate of 18.5%, 19% and 30% (Australian) for fiscal years 2020, 2019 and 2018, respectively, to income tax expense.

	Years ended June 30,
(in millions)	2020	2019	2018
Income tax expense at statutory rate	$152.7	$114.8	$216.9
Foreign tax rate differential	70.2	59.5	(40.8)
Tax-exempt income	—	—	5.7
Non-deductible expenses	13.2	5.6	(7.7)
Tax law changes	(30.5)	(2.3)	(52.9)
Change in valuation allowance	(16.5)	(5.9)	5.3
Other	(2.2)	(0.2)	(7.7)
Income tax expense	$186.9	$171.5	$118.8

        Amcor operates in over forty different jurisdictions with a wide range of statutory tax rates. The tax expense from operating in non-UK jurisdictions in excess of the UK statutory tax rate is included in the line "Foreign tax rate differential" in the above tax rate reconciliation table. For fiscal year 2020, the Company's effective tax rate was 22.6% as compared to the effective tax rates of 28.4% and 16.4% for fiscal years 2019 and 2018, respectively. The fiscal year 2020 foreign tax rate differential reflects a benefit related to Swiss tax law changes, which was mostly offset by current period tax charges related to true-up adjustments. Refer to the section "Swiss Tax Reform" in this footnote for a discussion of the benefit realized for Swiss tax law changes which the Company recognized in fiscal year 2020.

        For fiscal year 2020, the Company's effective tax rate for the year was higher than its UK statutory tax rate primarily due to pretax income being earned in jurisdictions outside of the UK where the applicable tax rates are higher than the UK statutory tax rate.

        Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(in millions)	2020	2019
Deferred tax assets
Inventories	23.3	6.3
Accrued employee benefits	126.3	103.1
Provisions	5.1	14.1
Net operating loss carryforwards	252.8	275.0
Tax credit carryforwards	49.0	49.9
Accruals and other	65.9	122.7
Total deferred tax assets	522.4	571.1
Valuation allowance	(363.8)	(290.9)
Net deferred tax assets	158.6	280.2
Deferred tax liabilities
Property, plant and equipment	(306.6)	(329.2)
Other intangible assets, including impacts from Swiss tax reform	(349.5)	(638.5)
Trade receivables	(7.2)	(6.7)
Derivatives	(5.4)	(20.4)
Undistributed foreign earnings	(26.9)	(106.2)
Total deferred tax liabilities	(695.6)	(1,101.0)
Net deferred tax liability	(537.0)	(820.8)
Deferred tax assets	135.4	190.9
Deferred tax liabilities	(672.4)	(1,011.7)
Net deferred tax liability	$(537.0)	$(820.8)

        Deferred tax liabilities relating to other intangible assets is shown net of a deferred tax asset arising from Swiss tax reform which was recorded in the fourth quarter of fiscal year 2020 and reflected in the balance as at June 30, 2020. A valuation allowance is recorded against the deferred tax asset to bring the net amount recorded to the amount more likely than not to be realized. Refer to the section titled "Swiss Tax Reform" for more information.

        The Company maintains a valuation allowance on net operating losses and other deferred tax assets in jurisdictions for which it does not believe it is more likely than not to realize those deferred tax assets based upon all available positive and negative evidence, including historical operating performance, carry-back periods, reversal of taxable temporary differences, tax planning strategies and earnings expectations. The Company's valuation allowance increased by $72.9 million, increased by $20.4 million and increased by $5.3 million for fiscal year 2020, 2019 and 2018, respectively. The increase of the Company’s valuation allowance for the fiscal year ended June 30, 2020 is primarily attributed to the valuation allowance on the deferred tax asset arising from Swiss tax reform.

        The decrease in deferred tax liability related to undistributed foreign earnings in fiscal year 2020 includes the tax impact of the EC Remedy sale of $82.5 million.

        As of June 30, 2020, the Company has UK net operating losses (tax effected) and tax credits of approximately $2.9 million that do not expire. The Company has non-UK net operating losses (tax effected) and other tax attribute carryforwards of $50.9 million, the majority of which do not expire. The Company recorded valuation allowances against deferred tax assets associated with these net operating losses and tax credits. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions in which they arose.

        The Company considers the following factors, among others, in evaluating its plans for indefinite reinvestment of its subsidiaries' earnings: (i) the forecasts, budgets and financial requirements of the Company and its subsidiaries, both for the long term and for the short term; and (ii) the tax consequences of any decision to reinvest earnings of any subsidiary. The Company has not provided deferred taxes on approximately $968.2 million of earnings in certain foreign subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable. A cumulative deferred tax liability of $26.9 million has been recorded attributable to undistributed earnings that the Company has deemed are no longer indefinitely reinvested. The remaining undistributed earnings of the Company's subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there is no provision for income or withholding taxes on these earnings.

        The Company accounts for its uncertain tax positions in accordance with ASC 740, "Income Taxes." At June 30, 2020 and 2019, unrecognized tax benefits totaled $101.1 million and $102.6 million, respectively, all of which would favorably impact the effective tax rate if recognized.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2020, 2019 and 2018, the Company's accrual for interest and penalties for these uncertain tax positions was $7.1 million, $13.8 million, and $2.9 million, respectively. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years presented is as follows:

	June 30,
(in millions)	2020	2019	2018
Balance at the beginning of the year	$102.6	$74.5	$65.1
Additions based on tax positions related to the current year	18.7	12.5	6.6
Additions for tax positions of prior years	2.3	8.2	8.9
Reductions for tax positions from prior years	(13.2)	(3.7)	(5.3)
Reductions for settlements	(7.0)	(5.8)	—
Reductions due to lapse of statute of limitations	(2.3)	(12.8)	(0.8)
Additions related to acquisitions	—	29.7	—
Balance at the end of the year	$101.1	$102.6	$74.5

        The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. The years 2016 through 2019 remain open for examination by the United States Internal Revenue Service ("IRS"), the year 2019 remains open for examination by Her Majesty’s Revenue & Customs ("HMRC") and the years 2011 through 2019 are currently subject to audit or remain open for examination in various U.S. states and non-U.S. tax jurisdictions.

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

Swiss Tax Reform

        During the fiscal year ended June 30, 2020, Swiss tax laws were changed in order to remove certain tax regimes and replace these with new measures that are hereafter referred to as "Swiss Tax Reform." In the fourth quarter of fiscal year 2020, the Company obtained confirmation from local authorities as to the methodology to calculate the future benefits and recorded the impact. The net impact was a benefit of $21.7 million, which consisted of a reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes.

Note 17 - Share-based Compensation

        The Company's equity incentive plans include grants of share options, restricted shares/units, performance shares, performance rights and share rights to directors, officers and employees. In certain countries and in selected cases, cash equivalent awards are provided in the event that the issuance of equity awards is not compliant with local legislation and tax laws.

Cash-Settled Awards

        Cash-settled awards may be granted to directors, officers and employees of the Company in lieu of, or in addition to, participation in other programs.

        Such awards are accounted for as liabilities and are remeasured to fair value at each balance sheet date.

        Liabilities for cash-settled share-based compensation are as follows:

	June 30,
(in millions)	2020	2019
Total carrying amount of liabilities for cash settled arrangements	$1.1	$2.7

        During fiscal years 2020, 2019 and 2018, the Company paid $1.6 million, $2.3 million and $1.6 million in cash, respectively, to settle these plans.

Equity-Settled Awards

Share Options

        In fiscal year 2020, share options were granted to officers and employees. The exercise price for shares options was set at the time of grant. There were no share options granted in fiscal year 2019 as they were deferred due to the transaction with Bemis.

        The requisite service period for outstanding share options in fiscal year 2020 ranges from two to four years. The awards are also subject to performance and market conditions. At vesting, share options can be exercised and converted to ordinary shares on a one-for-one basis, subject to payment of the exercise price. The maximum contractual term of the share options in fiscal year 2020 ranges from five to seven years from the grant date.

        The fair value of the share options granted in fiscal year 2020 was estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table to produce a Monte Carlo simulation. The fair value of share options granted was estimated using the following assumptions:

	June 30,
	2020	2019
Expected dividend yield (%) (1)	4.6%	N/A
Expected share price volatility (%) (2)	18.0%	N/A
Risk-free interest rate (%) (3)	1.8%	N/A
Expected life of options (in years) (4)	5.7	N/A
(1)Determined assuming no change in dividend payout during the expected term of the option.
(2)Determined based on the observed historical volatility for the Company's ordinary share price.
(3)Determined based on the yields on U.S. Treasury Bonds in effect at the time of grant with maturities approximately equal to the share options' expected term.
(4)Determined considering the options' contractual terms, historical exercise and post-vesting termination patterns.

        The Company reassesses the probability of vesting at each reporting period and adjusts compensation expense based on its probability assessment.

        Changes in outstanding share options for the year were as follows:

	Share Options	Weighted-average Exercise Price	Weighted-average Contractual Life
	(in millions)		(in years)
Share options outstanding at June 30, 2019	10.8	$10.32	3.6
Granted	49.6	10.33	5.7
Exercised	(0.2)	6.08	6.9
Forfeited	(4.2)	10.63	6.0
Share options outstanding at June 30, 2020	56.0	$10.32	5.3
Vested and exercisable at June 30, 2020	2.5	$8.78	1.6

        The aggregate intrinsic value (difference in exercise price and closing price at that date) for all share options outstanding at June 30, 2020 was zero. The aggregate intrinsic value for share options vested and exercisable at June 30, 2020 was $3.6 million. The Company received $1.1 million, $19.3 million and $28.1 million and realized a tax benefit of $0.2 million, $5.5 million and $12.3 million on the exercise of stock options during the fiscal years ended June 30, 2020, 2019 and 2018, respectively. During the fiscal years ended June 30, 2020, 2019 and 2018, the intrinsic value associated with the exercise of share options was $0.7 million, $8.3 million and $20.6 million, respectively.

        The weighted-average grant date fair value of share options granted and the fair value of share options vested was as follows:

	Years ended June 30,
	2020	2019	2018
Weighted average grant date fair value of share options granted	$0.7	N/A	$1.1
Fair value of share options vested (in millions)	$0.3	$3.8	$5.3

Restricted Shares/Units

        Restricted shares/units may be granted to directors, officers and employees of the Company and vest on terms as described in the award. The restrictions prevent the participant from disposing of the restricted shares/units during the vesting period.

        The fair value of restricted shares/units is determined based on the closing price of the Company's shares on the grant date. Changes in the restricted shares/units for the year were as follows:

	Restricted Shares/Units	Weighted-average Grant Date Fair Value
	(in millions)
Non-vested restricted shares/units at June 30, 2019	0.5	$11.4
Granted	0.4	10.1
Exercised	(0.2)	12.1
Forfeited	—	—
Non-vested restricted shares/units at June 30, 2020	0.7	$10.4

        The weighted-average grant date fair value of restricted shares granted and the fair value of restricted shares/units vested was as follows:

	Years ended June 30,
	2020	2019	2018
Weighted-average grant date fair value of restricted shares granted	$10.1	N/A	$11.5
Fair value of restricted shares/units vested (in millions)	$2.1	$0.2	$1.8

Performance Rights and Performance Shares

        In fiscal year 2020, performance rights or performance shares (awarded to U.S. participants in place of performance rights) were granted to officers and employees. There were no performance rights or performance shares granted in fiscal year 2019 as they were deferred due to the transaction with Bemis.

        The requisite service period for outstanding performance rights or performance shares in fiscal year 2020 ranges from two to four years. The awards are also subject to performance and market conditions. At vesting, performance rights can be exercised and converted to ordinary shares on a one-for-one basis. Performance shares vest automatically and convert to ordinary shares on a one-for-one basis. There is no amount payable by the participant.

        The fair value of the performance rights and performance shares granted in fiscal year 2020 was estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table to produce a Monte Carlo simulation. The fair value of the performance rights and performance shares was estimated using the following assumptions:

	June 30,
	2020	2019
Expected dividend yield (%) (1)	4.6%	N/A
Expected share price volatility (%) (2)	18.0%	N/A
Risk-free interest rate (%) (3)	1.8%	N/A
(1)Determined assuming no change in dividend payout during the expected term of the performance rights/performance shares.
(2)Determined based on the observed historical volatility for the Company's ordinary share price.
(3)Determined based on the yields on U.S. Treasury Bonds in effect at the time of grant with maturities approximately equal to the performance rights/performance shares expected term.

	Performance Rights/Performance Shares	Weighted-Average Grant Date Fair Value
	(in millions)
Non-vested performance rights/performance shares at June 30, 2019	1.7	$6.3
Granted	5.7	6.7
Exercised	(0.2)	7.1
Forfeited	(0.7)	7.0
Non-vested performance rights/performance shares at June 30, 2020	6.5	$6.5

        The weighted average grant date fair value of performance rights and performance shares granted and the fair value of performance rights/performance shares’ vested was as follows:

	Years ended June 30,
	2020	2019	2018
Weighted-average grant date fair value of performance rights/performance shares granted	$6.7	N/A	$6.3
Fair value of performance rights/performance shares vested (in millions)	$1.5	$0.1	$0.8

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

        The fair value of share rights is determined based on the closing price of the Company's shares on the grant date, adjusted for dividend yield. Changes in the share rights for the year were as follows:

	Share Rights	Weighted-Average Grant Date Fair Value
	(in millions)
Non-vested share rights at June 30, 2019	1.5	$10.0
Granted	1.0	8.8
Exercised	(0.9)	11.3
Forfeited	(0.1)	10.0
Non-vested share rights at June 30, 2020	1.5	$8.4

        The weighted-average grant date fair value of share rights granted and the fair value of shares vested was as follows:

	Years ended June 30,
	2020	2019	2018
Weighted-average grant date fair value of share rights granted	$8.8	$9.2	$11.0
Fair value of share rights vested (in millions)	$10.7	$13.9	$12.9

Compensation Expense

        Share-based compensation expense of $34.0 million, $18.6 million and $21.0 million was primarily recorded in general and administrative expenses for fiscal years 2020, 2019 and 2018, respectively.

        Compensation expense for share-based awards recognized in the consolidated income statements, net of estimated forfeitures, was as follows:

	Years ended June 30,
(in millions)	2020	2019	2018
Share options	$11.4	$2.8	$3.0
Restricted shares/units	2.6	1.6	2.8
Performance rights/performance shares	11.8	3.0	2.9
Share rights	8.2	8.5	9.7
Cash-settled awards	—	2.7	2.6
Total share-based compensation expense	$34.0	$18.6	$21.0

        As of June 30, 2020, there was $73.4 million of total unrecognized compensation cost related to all unvested share options, restricted shares/units, performance shares/performance rights and share rights. That cost is expected to be recognized over a weighted average period of 2.1 years.

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

	Years ended June 30,
(in millions, except per share amounts)	2020	2019	2018
Numerator
Net income attributable to Amcor plc	$612.2	$430.2	$575.2
Distributed and undistributed earnings attributable to shares to be repurchased	(0.4)	(0.8)	(1.3)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$611.8	$429.4	$573.9
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$619.5	$428.7	$573.9
Net income available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$(7.7)	$0.7	$—

Denominator
Weighted-average ordinary shares outstanding	1,601.0	1,182.6	1,157.1
Weighted-average ordinary shares to be repurchased by Amcor plc	(1.0)	(2.3)	(2.7)
Weighted-average ordinary shares outstanding for EPS—basic	1,600.0	1,180.3	1,154.4
Effect of dilutive shares	1.6	3.5	7.3
Weighted-average ordinary shares outstanding for EPS—diluted	1,601.6	1,183.8	1,161.7

Per ordinary share income
Income from continuing operations	$0.387	$0.363	$0.497
Income from discontinued operations	$(0.005)	$0.001	$—
Basic earnings per ordinary share	$0.382	$0.364	$0.497

Income from continuing operations	$0.387	$0.362	$0.494
Income from discontinued operations	$(0.005)	$0.001	$—
Diluted earnings per ordinary share	$0.382	$0.363	$0.494

        Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 36.9 million, 5.6 million and 10.3 million shares at June 30, 2020, 2019 and 2018, respectively.

Note 19 - Contingencies and Legal Proceedings

Contingencies - Brazil

        The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company will vigorously defend its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the liquidity of Amcor. At June 30, 2020 and 2019, the Company has recorded an accrual of $11.9 million and $16.4 million, respectively, included in other non-current liabilities in the consolidated balance sheet and has estimated a reasonably possible loss exposure in excess of the accrual of $18.4 million and $23.7 million, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

        As of June 30, 2020, the Company provided letters of credit of $34.0 million, judicial insurance of $0.9 million and deposited cash of $10.1 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

        The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or only partially, cover the total potential exposures. The Company has recorded $17.1 million aggregate accruals for its share of estimated future remediation costs as these sites.

        In addition to the matters described above, the Company has also recorded aggregate accruals of $46.6 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

        While the Company believes that its accruals are adequate to cover its future obligations, there can be no assurance that the ultimate payments will not exceed the accrued amounts. Nevertheless, based on the available information, the Company does not believe that its potential environmental obligations will have a material adverse effect upon its liquidity, results of operations or financial condition.

Legal Proceedings

        On April 18, 2019, prior to the closure of the Amcor and Bemis transaction, litigation funding firm, Burford Capital, notified Bemis on behalf of two shareholder funds (BCIM Strategic Value Master Fund LP and BCIM SV SMA I LLC) that the funds would not accept the fixed exchange ratio for Amcor shares and instead intended to file a case asking a Missouri state court to appraise the value of their Bemis shares and compensate them accordingly. On June 24, 2019, the Burford funds sent a formal written demand for payment of the fair value of the funds’ shares. On September 6, 2019, the Burford funds filed a Petition for Appraisal of Stock in the Missouri court. On November 4, 2019, Bemis filed an Answer to the Petition for Appraisal of Stock. On June 24, 2020, the parties entered into a Confidential Settlement Agreement and Release of all claims and two days later the case was dismissed with prejudice.

        Two lawsuits brought by purported holders of Bemis stock against Bemis and Bemis directors and officers are pending in federal court in the U.S. District Court for the Southern District of New York, in which plaintiffs are seeking damages for alleged violations of the Securities Exchange Act of 1934, as amended, and U.S. Securities and Exchange Commission rules and regulations. Plaintiffs allege a failure to disclose adequately information in the proxy statement issued in connection with the Amcor-Bemis merger. The cases are: Dixon, et al. v. Bemis Company, Inc. et al. and Stein v. Bemis Company, Inc. et al., which were instituted on April 15, 2019 and April 17, 2019, respectively. On March 10, 2020 the federal court in the U.S. District Court for the Southern District of New York consolidated the two pending cases into a single class action.

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

        The Company intends to defend the claims made in the pending actions. It is too early for the Company to provide any reliable assessment of the likely quantum of any damages that may become payable if its defense is unsuccessful in whole or in part. Although it is not possible at present to establish a reliable assessment of damages, there can be no assurance that any damages that may be awarded will not be material to the results of operations or financial condition of the Company.

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

        Operating segments are organized along the Company's product lines and geographical areas. In conjunction with the acquisition of Bemis, the Company reassessed its segment reporting structure in the first fiscal quarter of 2020 and elected to disaggregate the Flexibles Americas operating segment into Flexibles North America and Flexibles Latin America. The five Flexibles operating segments (Flexibles Europe, Middle East and Africa; Flexibles North America, Flexibles Latin America; Flexibles Asia Pacific and Specialty Cartons) have been aggregated in the Flexibles reporting segment as they exhibit similarity in economic characteristics and future prospects, similarity in the products they offer, their production technologies, the customers they serve, the nature of their service delivery models, and their regulatory environments.

        In the fourth quarter of fiscal year 2019, in connection with the acquisition of Bemis, the Company changed its measure of segment performance from adjusted operating income to adjusted earnings before interest and tax ("Adjusted EBIT") from continuing operations. The Company's chief operating decision maker, the Global Management Team ("GMT"), evaluates performance and allocates resources based on Adjusted EBIT from continuing operations. The Company defines Adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in income (loss) of affiliated companies. The GMT consists of the Managing Director and Chief Executive Officer and his direct reports and provides strategic direction and management oversight of the day to day activities of the Company.

        The accounting policies of the reportable segments are the same as those in the consolidated financial statements and are discussed in Note 2, "Significant Accounting Policies." The Company also has investments in operations in AMVIG that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment net sales.

        The following table presents information about reportable segments:

	Years ended June 30,
(in millions)	2020	2019	2018
Sales including intersegment sales
Flexibles	$9,754.7	$6,566.7	$6,534.6
Rigid Packaging	2,716.3	2,892.7	2,787.5
Other	—	—	—
Total sales including intersegment sales	12,471.0	9,459.4	9,322.1

Intersegment sales
Flexibles	3.5	1.2	3.0
Rigid Packaging	—	—	—
Other	—	—	—
Total intersegment sales	3.5	1.2	3.0

Net sales	$12,467.5	$9,458.2	$9,319.1

Adjusted EBIT from continuing operations
Flexibles	1,335.1	817.2	801.3
Rigid Packaging	290.1	308.2	298.3
Other	(128.1)	(50.0)	(43.2)
Adjusted EBIT from continuing operations	1,497.1	1,075.4	1,056.4
Less: Material restructuring programs (1)	(105.7)	(64.1)	(14.4)
Less: Impairments in equity method investments (2)	(25.6)	(14.0)	(36.5)
Less: Material acquisition costs and other (3)	(145.6)	(143.1)	—
Less: Amortization of acquired intangible assets from business combinations (4)	(191.1)	(31.1)	(19.3)
Add/(Less): Economic net investment hedging activities not qualifying for hedge accounting (5)	—	1.4	(83.9)
Less: Impact of hyperinflation (6)	(27.7)	(30.2)	—
Add: Net legal settlements (7)	—	5.0	—
Less: Pension settlements (8)	(5.5)	—	—
EBIT from continuing operations	995.9	799.3	902.3

Interest income	22.2	16.8	13.1
Interest expense	(206.9)	(207.9)	(210.0)
Equity in income (loss) of affiliated companies, net of tax	14.0	(4.1)	17.5
Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	$825.2	$604.1	$722.9
(1)Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for fiscal year 2020, the 2018 Rigid Packaging Restructuring Plan for the fiscal year 2019, and the 2016 Flexibles Restructuring Plan for fiscal year 2018. Refer to Note 6, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG. Refer to Note 7, "Equity Method Investments" for more information about the Company's equity method investments.
(3)During fiscal year 2020, material acquisition costs and other includes $57.8 million amortization of Bemis acquisition related inventory fair value step-up and $87.8 million of Bemis transaction related costs and integration costs not qualifying as exit costs, including certain advisory, legal, audit and audit related fees. During fiscal year 2019, material acquisition costs and other includes $47.9 million of costs related to the 2019 Bemis Integration Plan, $15.6 million of Bemis acquisition related inventory fair value step-up, $42.5 million of long-lived asset impairments, $133.7 million of Bemis transaction-related costs, partially offset by $96.5 million of gain related to the U.S. Remedy sale net of related and other costs.
(4)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26.4 million and $4.5 million of sales backlog amortization for the fiscal year 2020 and 2019, respectively, from the Bemis acquisition.

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
(8)Impact of pensions settlements includes the amount of actuarial losses recognized in the consolidated income statement related to the settlement of certain defined benefit plans, not including related tax effects.

        The tables below present additional financial information by reportable segments:

	Years ended June 30,
(in millions)	2020	2019	2018
Flexibles	$270.6	$202.0	$217.1
Rigid Packaging	125.2	125.5	138.9
Other	3.7	4.7	9.0
Total capital expenditures for the acquisition of long-lived assets	$399.5	$332.2	$365.0

	Years ended June 30,
(in millions)	2020	2019	2018
Flexibles	$477.4	$233.6	$227.4
Rigid Packaging	111.4	112.7	122.6
Other	18.4	3.4	2.7
Total depreciation and amortization	$607.2	$349.7	$352.7

        Total assets by segment is not disclosed as the GMT does not use total assets by segment to evaluate segment performance or allocate resources and capital.

        The Company did not have sales to a single customer that exceeded 10% of consolidated net sales for year ended June 30, 2020. Sales to PepsiCo., and its subsidiaries, accounted for approximately 11.1% and 11.0% of net sales under multiple separate contractual agreements for the years ended June 30, 2019 and 2018, respectively. The Company sells to this customer in both the Rigid Packaging and the Flexibles segments. The Company had no other customers that accounted for more than 10% of net sales in each of those years.

        Sales by major product were:

		Years ended June 30,
(in millions)	Segment	2020	2019	2018
Films and other flexible products	Flexibles	$8,636.8	$5,347.5	$5,286.6
Specialty flexible folding cartons	Flexibles	1,114.4	1,218.0	1,245.0
Containers, preforms and closures	Rigid Packaging	2,716.3	2,892.7	2,787.5
Net sales		$12,467.5	$9,458.2	$9,319.1

        The following table provides long-lived asset information for the major countries in which the Company operates. Long-lived assets include property, plant and equipment, net of accumulated depreciation and impairments.

	June 30,
(in millions)	2020	2019
Long-lived assets by country:
United States of America	$1,559.7	$1,702.0
Other countries (1)	2,055.1	2,273.0
Long-lived assets	$3,614.8	$3,975.0
(1)Includes our country of domicile, Jersey. The Company had no long-lived assets in Jersey in any period shown. No individual country represented more than 10% of the respective totals.

        The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operation:

	Year Ended June 30, 2020
(in millions)	Flexibles	Rigid Packaging	Total
North America	$3,636.5	$2,219.2	5,855.7
Latin America	957.1	497.1	1,454.2
Europe (1)	3,664.8	—	3,664.8
Asia Pacific	1,492.8	—	1,492.8
Net sales	$9,751.2	$2,716.3	$12,467.5
(1)Includes our country of domicile, Jersey. The Company had no sales in Jersey in any period shown.

	Year Ended June 30, 2019
(in millions)	Flexibles	Rigid Packaging	Total
North America	$951.2	$2,331.3	3,282.5
Latin America	541.7	561.4	1,103.1
Europe (1)	3,713.4	—	3,713.4
Asia Pacific	1,359.2	—	1,359.2
Net sales	$6,565.5	$2,892.7	$9,458.2
(1)Includes our country of domicile, Jersey. The Company had no sales in Jersey in any period shown.

	Year Ended June 30, 2018
(in millions)	Flexibles	Rigid Packaging	Total
North America	$791.2	$2,254.5	3,045.7
Latin America	529.4	533.0	1,062.4
Europe (1)	3,828.0	—	3,828.0
Asia Pacific	1,383.0	—	1,383.0
Net sales	$6,531.6	$2,787.5	$9,319.1
(1)Includes our country of domicile, Jersey. The Company had no sales in Jersey in any period shown.

Note 21 - Deed of Cross Guarantee

        The parent entity, Amcor plc, and its wholly owned subsidiaries listed below are subject to a Deed of Cross Guarantee dated June 24, 2019 (the "Deed") under which each company guarantees the debts of the others:

Amcor Pty Ltd	Amcor Holdings (Australia) Pty Ltd
Amcor Services Pty Ltd	Techni-Chem Australia Pty Ltd
Amcor Investments Pty Ltd	Amcor Flexibles Group Pty Ltd
Amcor Finance Australia Pty Ltd	Amcor Flexibles (Australia) Pty Ltd
Packsys Pty Ltd	Packsys Holdings (Aus) Pty Ltd
Amcor Flexibles (Dandenong) Pty Ltd	Amcor Flexibles (Port Melbourne) Pty Ltd
Amcor European Holdings Pty Ltd	Amcor Packaging (Asia) Pty Ltd
ARP North America Holdco Ltd	ARP LATAM Holdco Ltd

        The entities above were the only parties to the Deed at June 30, 2020 and comprise the closed group for the purposes of the Deed (and also the extended closed group). ARP North America Holdco Ltd and ARP LATAM Holdco Ltd are newly incorporated entities and were added to the deed on September 25, 2019. No other parties have been added, removed or the subject to a notice of disposal since June 24, 2019.

        By entering into the Deed, the wholly owned subsidiaries have been relieved from the requirement to prepare a financial report and directors’ report under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785.

        The following financial statements are additional disclosure items specifically required by ASIC and represent the consolidated results of the entities subject to the Deed only.

Deed of Cross Guarantee
Statement of Income
(in millions)

For the year ended June 30,	2020	2019
Net sales	$323.6	$352.8
Cost of sales	(274.1)	(301.2)

Gross profit	49.5	51.6

Operating expenses	(24.5)	(164.4)
Other income, net	4,167.0	1,138.5

Operating income	4,192.0	1,025.7

Interest income	24.8	34.7
Interest expense	(29.9)	(80.0)
Other non-operating income (loss), net	(0.5)	6.9

Income from continuing operations before income taxes	4,186.4	987.3

Income tax credit	(22.6)	8.0

Net income	$4,163.8	$995.3

Deed of Cross Guarantee
Summarized Statement of Comprehensive Income
(in millions)

For the year ended June 30,	2020	2019
Net income	$4,163.8	$995.3
Other comprehensive income (loss) (1) :
Net gains (losses) on cash flow hedges, net of tax	(0.1)	(1.0)
Foreign currency translation adjustments, net of tax	34.2	78.0
Net investment hedge of foreign operations, net of tax	(1.9)	(11.6)
Other comprehensive income (loss)	32.2	65.4
Comprehensive (income) loss attributable to non-controlling interest	—	—
Total comprehensive income	$4,196.0	$1,060.7
(1)All of the items in other comprehensive income (loss) may be reclassified subsequently to profit or loss.

Deed of Cross Guarantee
Summarized Statement of Income and Accumulated Losses
(in millions)

For the year ended June 30,	2020	2019
Retained earnings, beginning balance	$2,519.0	$2,189.6
Net income	4,163.8	995.3

Accumulated profits before distribution	6,682.8	3,184.9

Dividends recognized during the financial period	(747.6)	(665.9)

Accumulated gains at the end of the financial period	$5,935.2	$2,519.0

Deed of Cross Guarantee
Balance Sheet
(in millions)

As of June 30,	2020	2019
Assets
Current assets:
Cash and cash equivalents	$37.2	$52.3
Trade receivables, net	787.2	801.5
Inventories	57.5	65.5
Prepaid expenses and other current assets	13.7	14.3
Total current assets	895.6	933.6
Non-current assets:
Property, plant and equipment, net	76.8	82.0
Deferred tax assets	23.3	53.0
Other intangible assets, net	10.4	9.6
Goodwill	91.2	93.1
Other non-current assets	12,454.6	10,417.7
Total non-current assets	12,656.3	10,655.4
Total assets	$13,551.9	$11,589.0
Liabilities
Current liabilities:
Short-term debt	507.3	155.3
Trade payables	143.3	190.8
Accrued employee costs	17.8	19.0
Other current liabilities	40.7	66.7
Total current liabilities	709.1	431.8
Non-current liabilities:
Long-term debt, less current portion	355.8	1,587.7
Other non-current liabilities	2.9	3.3
Total liabilities	1,067.8	2,022.8
Shareholders' Equity
Issued	15.7	16.3
Additional paid-in capital	5,500.9	6,030.8
Retained earnings	5,935.2	2,519.0
Accumulated other comprehensive income (loss)	1,032.3	1,000.1
Total shareholders' equity	12,484.1	9,566.2
Total liabilities and shareholders' equity	$13,551.9	$11,589.0

Note 22 - Supplemental Cash Flow Information

 Supplemental cash flow information is as follows:

For the years ended June 30,	2020	2019	2018
Interest paid, net of amounts capitalized	$212.3	$219.8	$209.4
Income taxes paid	304.4	147.7	149.7

        Non-cash investing activities includes the purchase of property and equipment for which payment has not been made. For the fiscal years ended 2020, 2019 and 2018, purchase of property and equipment, accrued but unpaid, was $78.0 million, $75.0 million and $68.4 million, respectively.

        Non-cash financing activities includes ordinary shares issued for acquisitions. For the fiscal year 2019, the Company issued $5,229.6 million as total equity consideration related to the Bemis acquisition.

Note 23 - Quarterly Financial Information (Unaudited)

	Quarter Ended
(in millions, except per share data)	September 30	December 31	March 31	June 30	Total
Fiscal Year 2020
Net sales	3,140.7	3,043.1	3,141.0	3,142.7	12,467.5
Gross profit	546.7	617.3	652.0	719.5	2,535.5
Net income attributable to Amcor plc	66.0	185.6	181.5	179.1	612.2

Basic earnings per share: (2)
Income from continuing operations	0.045	0.115	0.114	0.113	0.387
Income from discontinued operations	(0.005)	—	—	—	(0.005)
Net income	0.041	0.115	0.114	0.113	0.382

Diluted earnings per share: (2)
Income from continuing operations	0.045	0.115	0.114	0.113	0.387
Income from discontinued operations	(0.005)	—	—	—	(0.005)
Net income	0.041	0.115	0.114	0.113	0.382

Fiscal Year 2019 (1)
Net sales	2,262.4	2,285.4	2,309.9	2,600.5	9,458.2
Gross profit	393.8	453.0	419.8	532.5	1,799.1
Net income attributable to Amcor plc	98.4	138.6	112.6	80.6	430.2

Basic earnings per share: (2)
Income from continuing operations	0.085	0.120	0.097	0.061	0.363
Income from discontinued operations	—	—	—	0.001	0.001
Net income	0.085	0.120	0.097	0.062	0.364

Diluted earnings per share: (2)
Income from continuing operations	0.085	0.120	0.097	0.060	0.362
Income from discontinued operations	—	—	—	0.001	0.001
Net income	0.085	0.120	0.097	0.061	0.363
(1)The fourth quarter of fiscal 2019 reflects the results of Amcor plc, including Bemis results since the acquisition date of June 11, 2019. The earlier quarters solely reflect the results of Amcor Limited.
(2)Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

Note 24 - Subsequent Events

        On August 18, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.115 per share to be paid on September 23, 2020 to shareholders of record as of September 3, 2020. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between its ordinary share and CHESS Depositary Instrument ("CDI") registers from September 2, 2020 to September 3, 2020, inclusive.

Item 9. - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed, and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2020 due to a material weakness in internal control over financial reporting that was identified in our prospectus filed with the SEC on March 25, 2019 and is still being remediated, as described below.
Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the design and operating effectiveness of the Company's internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework" (2013)).

        Our internal control over financial reporting includes policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with management and directors of the Company's authorization; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective internal controls and procedures can provide only reasonable assurance with respect to financial statement preparation and presentation.

        As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, we identified a material weakness arising from deficiencies in the design and operating effectiveness of internal controls over the period end reporting process. Specifically, we did not design and maintain effective controls to verify that conflicting duties were appropriately segregated within key IT systems used in the preparation and reporting of financial information. This control deficiency did not result in a misstatement of our consolidated financial statements. However, the control deficiency could have resulted in misstatements of our interim or annual consolidated financial statements and disclosures that may have not been prevented or detected on a timely basis.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2020 given a previously identified material weakness had not been remediated as of fiscal 2020 year end.

        The effectiveness of our internal control over financial reporting as of June 30, 2020, has been audited by PricewaterhouseCoopers AG, an independent registered public accounting firm, as stated in their report, which appears on "Item 8. - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Plan for Remediation of Material Weakness

        We are currently in the process of remediating the material weakness related to deficiencies in the design and operating effectiveness of internal controls over period end reporting through a process to (i) develop and implement additional controls and procedures to reduce the number of segregation of duties conflicts within key IT systems, which includes the implementation of new security roles and the automation of segregation of duties monitoring where practical, (ii) design and implement additional compensating controls where necessary and (iii) develop training on segregation of duties. Given we operate many ERP systems globally, this effort has targeted the largest locations with standardized systems in fiscal 2020 and will be expanded to other locations in fiscal 2021. These enhanced processes, including the implementation of new mitigating controls, will effectively remediate the material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing, they are designed and operating effectively. We currently expect that the remediation of this material weakness will be completed by the end of fiscal 2021. However, there is no assurance that the material weakness will be fully remediated by the end of fiscal 2021 as the severity and length of the 2019 Novel Coronavirus ("COVID-19") pandemic is unknown and the remediation timeline could be negatively impacted because of inefficiencies caused by COVID-19 limitations on travel, meetings and on-site work.

Completed Remediation of Previously Reported Material Weakness

        As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, we identified a material weakness related to a lack of experience in technical accounting in U.S. GAAP and U.S. domestic registrant filing requirements. Since the material weakness has been identified, we have taken numerous steps to address the underlying causes and to remediate the material weakness. We have hired additional financial reporting personnel with U.S. GAAP technical accounting and financial reporting experience, as well as U.S. domestic registrant filing experience, aligned our accounting policies and procedures with U.S. GAAP, enhanced our internal review procedures during the financial close process with U.S. GAAP experienced staff, and have conducted technical training for accounting and finance personnel. During our fourth fiscal quarter of 2020, we completed our testing of the operating effectiveness of the implemented steps and found them to be effective. As a result, we have concluded the material weakness has been remediated as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

        Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

        None.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

        The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2020, and such information is expressly incorporated herein by reference. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

        Our Board Committee Charters, Corporate Governance Guidelines, and our Code of Conduct & Ethics Policy can be electronically accessed at our website (http://www.amcor.com/investors) under "Corporate Governance" or, free of charge, by writing directly to the Company, Attention: Corporate Secretary. Our Board of Directors has adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from our Code of Conduct by posting such information on the Investor Relations section of our website promptly following the date of such amendment or waiver.

        We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11. - Executive Compensation

        Information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2020, and such information is expressly incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        Equity compensation plans as of June 30, 2020 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	64,624,420	(1)	$10.32	(2)	69,848,225	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	64,624,420	(1)	$10.32	(2)	69,848,225	(3)
(1)Includes outstanding options awards of 55,994,907, which have a weighted average exercise price of $10.32, 6,539,330 awards of ordinary shares issuable upon vesting of performance shares/rights, 1,442,874 awards of ordinary shares issuable upon vesting of share rights and 647,309 restricted shares issued under the share retention plan.
(2)Performance shares/rights, share rights, restricted share awards and non-executive director share plans are excluded when determining the weighted-average exercise price of outstanding options.
(3)May be issued as options, performance shares/rights, share rights or restricted shares.

        The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2020, and such information is expressly incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions, and Director Independence

        The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2020, and such information is expressly incorporated herein by reference.

Item 14. - Principal Accountant Fees and Services

        The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2020, and such information is expressly incorporated herein by reference.

PART IV

Item 15. - Exhibits and Financial Statement Schedules

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Reports of Independent Registered Public Accounting Firms	44
Consolidated Statement of Income	48
Consolidated Statement of Comprehensive Income	49
Consolidated Balance Sheet	50
Consolidated Statement of Cash Flows	51
Consolidated Statement of Equity	52
Notes to Consolidated Financial Statements	53

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	122
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit	Description	Form of Filing
2.1
Transaction Agreement, dated as of August 6, 2018, by and among the Amcor plc, Amcor Limited, Arctic Corp. and Bemis Company, Inc. (“Bemis”) (incorporated by reference to Annex A to Amcor plc's Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
3.1	Articles of Association of Amcor plc (incorporated by reference to Exhibit 3.1 to Amcor plc’s Current Report on Form 8-K filed on June 13, 2019).	Incorporated by Reference
3.2	Memorandum of Association of Amcor plc (incorporated by reference to Exhibit 3.2 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.1
Note and Guarantee Agreement, dated as of December 15, 2009, as amended by Amendment No. 1 dated as of June 28, 2013 and Amendment No. 2, dated as of June 6, 2019, among Amcor Finance (USA), Inc. (“AFUI”), Amcor Limited and the other parties thereto (the “2009 Note Agreement”), relating to the 5.95% Series C Guaranteed Senior Notes due 2021 (the “2009 Series C Notes”) (incorporated by reference to Exhibit 10.1 to Amcor plc’s Current Report on Form 8-K filed on June 27, 2019).
Incorporated by Reference
4.2
Note and Guarantee Agreement, dated as of September 1, 2010, as amended by Amendment No. 1, dated as of June 28, 2013 and Amendment No. 2, dated as of June 6, 2019, among Amcor Limited, AFUI and the other parties thereto (the “2010 Note Agreement”), relating to the 5.00% Series B Guaranteed Senior Notes due 2020 (the “2010 Series B Notes”) (incorporated by reference to Exhibit 10.2 to Amcor plc’s Current Report on Form 8-K, filed on June 27, 2019).
Incorporated by Reference
4.3
Trust Deed, dated as of February 28, 2011, among Amcor Limited, AFUI, Amcor UK Finance Limited and DB Trustees (Hong Kong) Limited (the “Principal Trust Deed”) (incorporated by reference to Exhibit 4.3 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
4.4
Final Terms, dated as of March 11, 2011, among Amcor Limited, AFUI and Amcor UK Finance Limited, relating to the 4.625% Notes due 2019 (incorporated by reference to Exhibit 4.4 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
4.5
First Supplemental Trust Deed, dated as of October 26, 2012, among Amcor Limited, AFUI, Amcor UK Finance Limited and DB Trustees (Hong Kong) Limited (incorporated by reference to Exhibit 4.5 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference

Exhibit	Description	Form of Filing
4.6
Second Supplemental Trust Deed dated as of July 22, 2019 to the Principal Trust Deed, among Amcor Limited, AFUI, Amcor plc, Bemis and the guarantors party thereto (incorporated by reference to Exhibit 10.1 to Amcor plc’s Current Report on Form 8-K filed on July 26, 2019).
Incorporated by Reference
4.7
Final Terms, dated as of March 20, 2013, among Amcor Limited, Amcor Finance (USA), Inc. and Amcor UK Finance Limited, relating to the 2.750% Notes due 2023 (incorporated by reference to Exhibit 4.6 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
4.8
Indenture, dated as of April 28, 2016, among Amcor Finance (USA), Inc., Amcor Limited, Amcor UK Finance PLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
4.9	Form of 3.625% Notes due 2026 (incorporated by reference to Exhibit 4.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.10	Form of 4.500% Notes due 2028 (incorporated by reference to Exhibit 4.9 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.11	Form of 6.80% Notes due 2019 (incorporated by reference to Exhibit 4.11 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.12	Form of 4.500% Notes due 2021 (incorporated by reference to Exhibit 4.12 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.13	Form of 3.100% Notes due 2026 (incorporated by reference to Exhibit 4.13 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.14	Form of 2.630% Guaranteed Senior Note Due 2030 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).	Incorporated by Reference
4.15	Form of 1.125% Guaranteed Senior Note Due 2027 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).	Incorporated by Reference
4.16
Supplemental Indenture, dated as of June 13, 2019, by and between Bemis and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.17
Supplemental Indenture, dated as of June 13, 2019, by and among AFUI, Amcor Limited, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.2 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.18
Indenture, dated as of June 13, 2019, by and among Bemis, as issuer, Amcor plc, Amcor Limited, AFUI, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.3 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.19
Indenture, dated as of June 13, 2019, by and among AFUI, as issuer, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.20
Indenture, dated as of June 19, 2020, by and among Bemis, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).
Incorporated by Reference
4.21
Indenture, dated as of June 23, 2020, by and among Amcor UK Finance plc, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor Pty Ltd, Bemis Company, Inc. and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).
Incorporated by Reference
4.22
Registration Rights Agreement, dated as of June 13, 2019, by and among Bemis, Amcor plc, Amcor Limited, AFUI, Amcor UK Finance plc and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, the dealer managers for the offers (the “Dealer Managers”), relating to the New Bemis 4.500% 2021 Notes (incorporated by reference to Exhibit 10.5 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.23
Registration Rights Agreement, dated as of June 13, 2019, by and among Bemis, Amcor plc, Amcor Limited, AFUI, Amcor UK Finance plc and the Dealer Managers, relating to the Bemis’ 3.100% 2026 Notes (incorporated by reference to Exhibit 10.6 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference

Exhibit	Description	Form of Filing
4.24
Registration Rights Agreement, dated as of June 13, 2019, by and among AFUI, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and the Dealer Managers, relating to the Amcor’s 3.625% 2026 Notes (incorporated by reference to Exhibit 10.7 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.25
Registration Rights Agreement, dated as of June 13, 2019, by and among AFUI, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and the Dealer Managers, relating to the Amcor’s 4.500% 2028 Notes (incorporated by reference to Exhibit 10.8 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.26	Description of Securities of the Registrant.	Filed Herewith
10.1
Fourth Deed of Amendment and Restatement of Syndicated Facility Agreement, dated as of March 2, 2018, by and among Amcor Limited, the subsidiaries of Amcor Limited listed therein as Borrowers and as Guarantors, Commonwealth Bank of Australia, J.P. Morgan Australia Limited, National Australia Bank Limited and Westpac Banking Corporation and the entities listed therein as Lenders and Affiliates of Lenders (incorporated by reference to Exhibit 10.1 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
10.2	Amcor plc 2019 Omnibus Incentive Share Plan (incorporated by reference to Exhibit 99.1 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.3	Amcor Limited 2014/15 Long Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.4	Amcor Limited 2016/17 Long Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.5	Amcor Limited 2017/18 Long Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.6	Amcor Limited 2012/13 Long Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.7	Amcor Limited 2013/14 Long Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.8
Amcor Rigid Plastics Deferred Compensation Plan, as amended by that certain First Amendment, dated December 11, 2014, that certain Second Amendment, dated December 10, 2018 and that certain Third Amendment, dated December 16, 2019.*
Filed Herewith
10.9
Employment Agreement between Amcor Limited and Ronald Delia, dated as of January 21, 2015 (incorporated by reference to Exhibit 10.3 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.10
Employment Agreement between Amcor Limited and Michael Casamento, dated as of September 23, 2015 (incorporated by reference to Exhibit 10.4 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.11
Employment Agreement between Amcor Limited and Ian Wilson, dated as of May 22, 2014 (incorporated by reference to Exhibit 10.5 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.12
Employment Agreement between Amcor Limited and Peter Konieczny, dated as of September 17, 2009 (incorporated by reference to Exhibit 10.6 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.13
Employment Agreement between Amcor Limited and Eric Roegner, dated as of August 28, 2018 (incorporated by reference to Exhibit 10.7 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.14	Form of Deed of Appointment (incorporated by reference to Exhibit 10.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*	Incorporated by Reference

Exhibit	Description	Form of Filing
10.15
Original Three-Year Credit Agreement, dated as of April 30, 2019, among AFUI, AUKF, and Amcor Limited (together with AFUI and AUKF, the “Initial Borrowers”) as borrowers thereunder, a syndicate of banks (collectively, the “Three-Year Facility Lenders”) and JPMorgan, as administrative agent and foreign administrative agent for the Three-Year Facility Lenders and others (incorporated by reference to Exhibit 10.9 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.16	Amendment No. 1 to Original Three-Year Credit Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.10 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).	Incorporated by Reference
10.17
Original Four-Year Credit Agreement, dated as of April 30, 2019, among the Initial Borrowers as borrowers thereunder, a syndicate of banks (collectively, the “Four-Year Facility Lenders”), and JPMorgan, as administrative agent and foreign administrative agent for the Four-Year Facility Lenders and others (incorporated by reference to Exhibit 10.11 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.18	Amendment No. 1 to Original Four-Year Credit Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.12 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).	Incorporated by Reference
10.19
Original Five-Year Credit Agreement, dated as of April 30, 2019, among the Initial Borrowers as borrowers thereunder, a syndicate of banks (collectively, the “Five-Year Facility Lenders”), and JPMorgan, as administrative agent and foreign administrative agent for the Five-Year Facility Lenders and others (incorporated by reference to Exhibit 10.13 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.20	Amendment No. 1 to Original Five-Year Credit Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.14 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).	Incorporated by Reference
10.21
364-Day Credit Agreement, dated as of April 5, 2019 , among the Initial Borrowers as borrowers thereunder, a syndicate of banks (collectively, the “364-Day Facility Lenders”), and JPMorgan, as administrative agent and foreign administrative agent for the 364-Day Facility Lenders and others (incorporated by reference to Exhibit 10.15 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.22
Original Term Loan Agreement, dated as of April 30, 2019, among AFUI, as borrower thereunder, a syndicate of banks (collectively, the “Term Loan Lenders”), and JPMorgan, as administrative agent for the Term Loan Lenders and others (incorporated by reference to Exhibit 10.16 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.23	Amendment No. 1 to Original Term Loan Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.17 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).	Incorporated by Reference
10.24
Joinder to Three-Year Credit Agreement, dated as of June 11, 2019, with Bemis, AFUI, Amcor UK Finance plc, Amcor Limited and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.18 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.25
Joinder to Four-Year Credit Agreement, dated as of June 11, 2019, with Bemis, AFUI, Amcor UK Finance plc, Amcor Limited and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.19 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.26
Joinder to Five-Year Credit Agreement, dated as of June 11, 2019, with Bemis, AFUI, Amcor UK Finance plc, Amcor Limited and JPMorgan as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.20 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.27
Joinder to 364-Day Credit Agreement, dated as of June 11, 2019, with Bemis, AFUI, Amcor UK Finance plc, Amcor Limited and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.21 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.28
Joinder to Term Loan Agreement, dated as of June 11, 2019, with among AFUI, Amcor Limited and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.22 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference

Exhibit	Description	Form of Filing
10.29
Supplement No. 1 to the Three-Year Credit Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.23 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.30
Supplement No. 1 to the Four-Year Credit Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.24 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.31
Supplement No. 1 to the Five-Year Credit Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.25 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.32
Supplement No. 1 to the 364-Day Credit Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent and foreign administrative agent (incorporated by reference to Exhibit 10.26 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
10.33
Supplement No. 1 to the Term Loan Agreement Guaranty, dated as of June 11, 2019, with Bemis and JPMorgan, as administrative agent (incorporated by reference to Exhibit 10.27 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
21.1	Subsidiaries of Amcor plc.	Filed Herewith
22	Subsidiary Guarantors and Issuers of Guaranteed Securities.	Filed Herewith
23.1	Consent of PricewaterhouseCoopers as auditors for the financial statements of Amcor Limited.	Filed Herewith
23.2	Consent of PricewaterhouseCoopers AG as auditors for the financial statements of Amcor plc.	Filed Herewith
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished Herewith
101	Inline XBRL Interactive data files – The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Electronically
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically
* This exhibit is a management contract or compensatory plan or arrangement.

Item 16. - Form 10-K Summary

        None.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCOR PLC

By	/s/ Michael Casamento	By	/s/ Julie Sorrells
	Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
	August 27, 2020		August 27, 2020

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Casamento	/s/ Julie Sorrells
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
August 27, 2020	August 27, 2020

/s/ Ronald Delia	/s/ Armin Meyer
Ronald Delia, Managing Director and Chief Executive Officer	Armin Meyer, Director and Deputy Chairman
August 27, 2020	August 27, 2020

/s/ Graeme Liebelt	/s/ Andrea Bertone
Graeme Liebelt, Director and Chairman	Andrea Bertone, Director
August 27, 2020	August 27, 2020

/s/ Nicholas (Tom) Long	/s/ Karen Guerra
Nicholas (Tom) Long, Director	Karen Guerra, Director
August 27, 2020	August 27, 2020

/s/ Arun Nayar	/s/ Jeremy Sutcliffe
Arun Nayar, Director	Jeremy Sutcliffe, Director
August 27, 2020	August 27, 2020

/s/ Philip Weaver	/s/ David Szczupak
Philip Weaver, Director	David Szczupak, Director
August 27, 2020	August 27, 2020

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

Reserves for Doubtful Accounts, Sales Returns, Discounts and Allowances:

Year ended June 30,	Balance at Beginning of the Year	Additions Charged to Profit and Loss	Write-offs	Foreign Currency Impact and Other (1)	Balance at End of the Year
2020	$34.4	$5.0	$(0.8)	$(3.3)	$35.3
2019	$17.0	$3.2	$—	$14.2	$34.4
2018	$20.9	$0.3	$(3.0)	$(1.2)	$17.0
(1)Foreign Currency Impact and Other includes reserve accruals related to acquisitions.