Form 10-Q
period 2020-09-30
Amcor plc
filed 2020-11-06
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-38932

AMCOR PLC
(Exact name of Registrant as specified in its charter)

Jersey	98-1455367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

83 Tower Road North
Warmley, Bristol BS30 8XP
United Kingdom
(Address of principal executive offices)

Registrant’s telephone number, including area code: +44 117 9753200

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares, Par Value $0.01 Per Share	AMCR	New York Stock Exchange
1.125% Guaranteed Senior Notes Due 2027	AUKF/27	New York Stock Exchange

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

Large Accelerated Filer	☒	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Accelerated Filer	☐

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of November 4, 2020, the registrant had 1,568,481,519 ordinary shares, $0.01 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

    This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target", "project", "may," "could," "would," "approximately," "possible," "will," "should," "expect," "intend," "plan," "anticipate," "estimate," "potential," "outlook" or "continue," the negative of these words, other terms of similar meaning or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. None of Amcor or any of its respective directors, executive officers or advisors, provide any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

•The continued financial and operational impacts of the 2019 Novel Coronavirus ("COVID-19") pandemic on Amcor and its customers, suppliers, employees and the geographic markets in which it and its customers operate;
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

Part I - Financial Information
Item 1. Financial Statements
Amcor plc and Subsidiaries
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2020	2019
Net sales	$3,097	$3,141
Cost of sales	(2,443)	(2,594)

Gross profit	654	547

Operating expenses:
Selling, general, and administrative expenses	(329)	(371)
Research and development expenses	(26)	(26)
Restructuring and related expenses	(23)	(18)
Other income, net	—	9

Operating income	276	141

Interest income	3	7
Interest expense	(40)	(60)
Other non-operating income (loss), net	3	8

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	242	96

Income tax expense	(61)	(22)
Equity in income (loss) of affiliated companies, net of tax	19	2

Income from continuing operations	200	76

Income (loss) from discontinued operations, net of tax	—	(8)

Net income	$200	$68

Net (income) loss attributable to non-controlling interests	(2)	(2)

Net income attributable to Amcor plc	$198	$66

Basic earnings per share:
Income from continuing operations	$0.127	$0.045
Loss from discontinued operations	—	(0.005)
Net income	$0.127	$0.041

Diluted earnings per share:
Income from continuing operations	$0.126	$0.045
Loss from discontinued operations	—	(0.005)
Net income	$0.126	$0.041
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2020	2019
Net income	$200	$68
Other comprehensive income (loss):
Net gains (losses) on cash flow hedges, net of tax (a)	4	1
Foreign currency translation adjustments, net of tax (b)	24	(51)
Net investment hedge of foreign operations, net of tax (c)	—	(2)
Pension, net of tax (d)	2	1
Other comprehensive income (loss)	30	(51)
Total comprehensive income	230	17
Comprehensive (income) loss attributable to non-controlling interest	(2)	(2)
Comprehensive income attributable to Amcor plc	$228	$15

(a) Tax (expense) benefit related to cash flow hedges	$(1)	$—
(b) Tax (expense) benefit related to foreign currency translation adjustments	$3	$(2)
(c) Tax (expense) benefit related to net investment hedge of foreign operations	$—	$1
(d) Tax (expense) benefit related to pension adjustments	$1	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	September 30, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$757	$743
Trade receivables, net	1,673	1,616
Inventories, net	1,784	1,832
Prepaid expenses and other current assets	398	344
Total current assets	4,612	4,535
Non-current assets:
Investments in affiliated companies	—	78
Property, plant and equipment, net	3,649	3,615
Operating lease assets	504	525
Deferred tax assets	145	135
Other intangible assets, net	1,951	1,994
Goodwill	5,382	5,339
Employee benefit assets	46	44
Other non-current assets	176	177
Total non-current assets	11,853	11,907
Total assets	$16,465	$16,442
Liabilities
Current liabilities:
Current portion of long-term debt	$13	$11
Short-term debt	225	195
Trade payables	1,808	2,171
Accrued employee costs	432	477
Other current liabilities	1,148	1,120
Total current liabilities	3,626	3,974
Non-current liabilities:
Long-term debt, less current portion	6,361	6,028
Operating lease liabilities	445	466
Deferred tax liabilities	674	672
Employee benefit obligations	394	392
Other non-current liabilities	221	223
Total non-current liabilities	8,095	7,781
Total liabilities	11,721	11,755

Commitments and contingencies (See Note 15)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000.0 shares)
Issued (1,568.5 and 1,568.5 shares, respectively)	16	16
Additional paid-in capital	5,481	5,480
Retained earnings	258	246
Accumulated other comprehensive income (loss)	(1,019)	(1,049)
Treasury shares (4.9 and 6.7 shares, respectively)	(49)	(67)
Total Amcor plc shareholders' equity	4,687	4,626
Non-controlling interest	57	61
Total shareholders' equity	4,744	4,687
Total liabilities and shareholders' equity	$16,465	$16,442
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2020	2019
Cash flows from operating activities:
Net income	$200	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	145	184
Net periodic benefit cost	3	2
Amortization of debt discount and deferred financing costs	2	1
Net gain on disposal of property, plant and equipment	(1)	—
Net loss on disposal of businesses	6	—
Equity in (income) loss of affiliated companies	(19)	(2)
Net foreign exchange (gain) loss	1	7
Share-based compensation	14	6
Other, net	(28)	11
Loss from hyperinflationary accounting for Argentine subsidiaries	6	19
Deferred income taxes, net	(3)	(37)
Dividends received from affiliated companies	3	—
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(439)	(348)
Net cash (used in) provided by operating activities	(110)	(89)
Cash flows from investing activities:
Purchase of property, plant and equipment and other intangible assets	(114)	(115)
Proceeds from divestiture	138	397
Proceeds from sales of property, plant and equipment and other intangible assets	3	2
Net cash (used in) provided by investing activities	27	284
Cash flows from financing activities:
Proceeds from issuance of shares	5	1
Purchase of treasury shares	—	(10)
Proceeds from (purchase of) non-controlling interest	1	—
Proceeds from issuance of long-term debt	1	229
Repayment of long-term debt	(122)	(1,360)
Net borrowing/(repayment) of commercial paper	350	1,054
Net borrowing/(repayment) of short-term debt	30	(161)
Repayment of lease liabilities	(1)	—
Share buyback/cancellations	—	(58)
Dividends paid	(188)	(1)
Net cash (used in) provided by financing activities	76	(306)

Effect of exchange rates on cash and cash equivalents	21	(11)

Net increase (decrease) in cash and cash equivalents	14	(122)
Cash and cash equivalents balance at beginning of year	743	602

Cash and cash equivalents balance at end of period	$757	$480

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$22	$45
Income taxes paid	$107	$54

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property and equipment, accrued but unpaid	$58	$59
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interest	Total
Balance as of June 30, 2019	$16	$6,008	$324	$(722)	$(16)	$65	$5,675
Net income (loss)			66			2	68
Other comprehensive income (loss)				(51)			(51)
Share buyback/cancellations	—	(58)					(58)
Dividends declared ($0.120 per share)			(196)			—	(196)
Options exercised and shares vested		(15)			15		—
Purchase of treasury shares					(10)		(10)
Share-based compensation expense		6					6
Cumulative adjustment related to the adoption of ASC 842			58				58
Balance as of September 30, 2019	$16	$5,941	$252	$(773)	$(11)	$67	$5,492

Balance as of June 30, 2020	$16	$5,480	$246	$(1,049)	$(67)	$61	$4,687
Net income (loss)			198			2	200
Other comprehensive income (loss)				30		—	30
Dividends declared ($0.115 per share)			(181)			(7)	(188)
Options exercised and shares vested		(13)			18		5
Share-based compensation expense		14					14
Change in non-controlling interest						1	1
Cumulative adjustment related to the adoption of ASC 326 (1)			(5)				(5)
Balance as of September 30, 2020	$16	$5,481	258	$(1,019)	$(49)	$57	$4,744
(1)Refer to Note 2, "New Accounting Guidance" for more information.
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

    Amcor plc ("Amcor" or the "Company") is a global packaging company that employs approximately 47,000 people across approximately 230 principal manufacturing sites in more than 40 countries. The Company develops and produces a broad range of packaging products including flexible packaging and rigid packaging containers.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair statement of its financial position, results of operations and cash flows. For further information, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of a new accounting pronouncement discussed below.

    The Company reclassified prior year comparative figures in the condensed consolidated statement of cash flows to conform to the current year's presentation. This change in presentation did not have an impact on the Company’s financial condition or operating results.

    Certain amounts in the Company's notes to condensed consolidated financial statements may not add or recalculate due to rounding.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

    In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, which is guidance requiring financial assets, or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized using a loss methodology known as the current expected credit loss methodology ("CECL"). The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This updated guidance impacts loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance was effective for the Company on July 1, 2020 and was adopted using the modified retrospective approach. The Company changed its disclosures related to credit losses; refer to Note 9, "Trade Receivables, Net".

    The cumulative effect of the changes made to our consolidated July 1, 2020 balance sheet related to the adoption of CECL is as follows:

	June 30, 2020	Adjustments Due to Adoption	July 1, 2020
Trade receivables, net	$1,616	$(7)	$1,609
Deferred tax assets	135	2	137
Retained earnings	246	(5)	241

Accounting Standards Not Yet Adopted

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

Note 3 - Discontinued Operations

    On February 11, 2019, the Company received approval from the European Commission ("EC") for the acquisition of Bemis Company, Inc. ("Bemis"). A condition of the approval was an agreement to divest three Bemis medical packaging facilities located in the United Kingdom and Ireland ("EC Remedy"). Upon completion of the Bemis acquisition on June 11, 2019, the Company determined that the EC Remedy met the criteria to be classified as a discontinued operation, in accordance with ASC 205-20, "Discontinued Operations." The sale of the EC Remedy closed on August 8, 2019. The Company recorded a loss on the sale of $9 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive income to earnings from discontinued operations upon sale of the EC Remedy.

    The following table summarizes the results of the EC Remedy, classified as discontinued operations, from July 1, 2019 until the sale of the EC Remedy on August 8, 2019:

	Three Months Ended September 30,
($ in millions)	2020	2019
Net sales	$—	$16

Income (loss) from discontinued operations	—	(7)
Tax expense on discontinued operations	—	(1)
Income (loss) from discontinued operations, net of tax	$—	$(8)

Note 4 - Restructuring Plans

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

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $90 million in employee related expenses, $25 million in fixed asset related expenses, $20 million in other restructuring and $30 million in restructuring related expenses. The breakdown of expenses incurred to date is broadly proportionate to the breakdown by major type of the estimated overall program expenses. The Company estimates that approximately $150 million of the $200 million total integration costs will result in cash expenditures, of which $115 million relate to restructuring and related expenditures. Cash payments for the three months ended September 30, 2020 were $18 million, of which $14 million were payments related to restructuring and related expenditures. Cash payments of approximately $50 million to $55 million are expected for the balance of the fiscal year with $40 million to $45 million representing payments for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

    Restructuring related costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. General integration costs are not linked to restructuring. The Company believes the disclosure of restructuring related costs provides more information on the total cost of our 2019 Bemis Integration Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment and anticipated losses on sale of closed facilities.

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

    The Company's total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $110 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $70 million of the $110 million total costs will result in cash expenditures. Cash payments for the three months ended September 30, 2020 were $10 million, with approximately $5 million to $10 million expected during the remainder of the fiscal year. The 2018 Rigid Packaging Restructuring Plan is expected to be substantially completed during fiscal year 2021.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charge related to these plans was approximately $9 million and zero for the three months ended September 30, 2020 and 2019, respectively. The Company's total incurred restructuring charge for Other Restructuring Plans primarily relates to the Flexibles reporting segment.

Consolidated Amcor Restructuring Plans

    The total costs incurred from the beginning of the Company's material restructuring plans are as follows:

($ in millions)	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan	Other Restructuring Plans	Total Restructuring and Related Expenses (1)
Fiscal year 2019 net charges to earnings	$64	$48	$19	$131
Fiscal year 2020 net charges to earnings	37	60	18	115
Fiscal year 2021 first quarter net charges to earnings	8	6	9	23
Expense incurred to date	$109	$115	$45	$269
(1)Total restructuring and related expenses includes restructuring related costs from the 2019 Bemis Integration Plan of $15 million and $1 million for fiscal year 2020 and first quarter of fiscal year 2021, respectively.

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2020	$70	$3	$12	$85
Net charges to earnings	12	1	9	22
Cash paid	(15)	(4)	(7)	(26)
Foreign currency translation	(2)	—	—	(2)
Liability balance at September 30, 2020	$65	$—	$14	$79

    The costs related to restructuring activities have been presented on the consolidated statement of income as restructuring and related expenses. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheet under other current liabilities and other non-current liabilities.

Note 5 - Inventories, Net

    Inventories, net are summarized as follows:

($ in millions)	September 30, 2020	June 30, 2020
Raw materials and supplies	$807	$809
Work in process and finished goods	1,087	1,127
Less: inventory reserves	(110)	(104)
Total inventories, net	$1,784	$1,832

Note 6 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment are as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2020	$4,369	$970	$5,339
Currency translation	41	2	43
Balance as of September 30, 2020	$4,410	$972	$5,382

    There is a $4 million accumulated goodwill impairment loss in the Rigid Packaging reportable segment as of September 30, 2020 and June 30, 2020.

Other Intangible Assets, Net

    The components of intangible assets are as follows:

	September 30, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,963	$(305)	$1,658
Computer software	223	(141)	82
Other (1)	324	(113)	211
Balance as of	$2,509	$(558)	$1,951

	June 30, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,957	$(264)	$1,693
Computer software	218	(131)	87
Other (1)	321	(107)	214
Balance as of	$2,496	$(502)	$1,994
(1)Other includes $16 million for both September 30, 2020 and June 30, 2020 of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expense for intangible assets during the three months ended September 30, 2020 and 2019 were $46 million and $74 million, respectively.

Note 7 - Fair Value Measurements

    The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
    The Company’s non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt and long-term debt. At September 30, 2020 and June 30, 2020, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term nature of these instruments.

    The fair value of long-term debt with variable interest rates approximates its carrying value. The fair value of the Company’s long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding capital leases) were as follows:

	September 30, 2020		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,527	$3,779	$3,599	$3,793

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2020
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$2	$—	$2
Forward exchange contracts	—	6	—	6
Interest rate swaps	—	31	—	31
Total assets measured at fair value	$—	$39	$—	$39

Liabilities
Contingent purchase consideration liabilities	$—	$—	$15	$15
Commodity contracts	—	3	—	3
Forward exchange contracts	—	13	—	13
Cross currency interest rate swaps	—	5	—	5
Total liabilities measured at fair value	$—	$20	$15	$35

	June 30, 2020
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	—	8	—	8
Interest rate swaps	—	32	—	32
Total assets measured at fair value	$—	$40	$—	$40

Liabilities
Contingent purchase consideration liabilities	$—	$—	$15	$15
Commodity contracts	—	7	—	7
Forward exchange contracts	—	17	—	17
Total liabilities measured at fair value	$—	$24	$15	$39

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

    Contingent consideration obligations arise from business acquisitions. The Company's contingent consideration liabilities consist of an $11 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, with the $4 million balance relating to consideration for another small business acquisition where payment is contingent on the Company vacating a certain property. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecast related to contingent consideration are expected to be immaterial.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the unaudited condensed consolidated balance sheet.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. The Company measures certain assets, including technology intangible assets, equity method investments and other intangible assets at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.

The Company sold its equity method investment in AMVIG Holdings Limited ("AMVIG") on September 30, 2020. Refer to Note 16, "Disposals".

    Similar to the manner in which it tests other intangible assets, the Company tests technology intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their future cash flows. During the three months ended September 30, 2020 and 2019, there were no triggering events and therefore no technology intangible impairment charges recorded.

Note 8 - Derivative Instruments

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

    At September 30, 2020 and June 30, 2020, the Company had a notional amount of $100 million cross-currency interest rate swaps outstanding. The Company did not designate the swaps as hedging instruments and thus changes in fair value were immediately recognized in earnings.

    As of September 30, 2020, and June 30, 2020, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $852 million and $837 million, respectively.

Foreign Currency Risk

    The Company manufactures and sells its products and finances operations in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The purpose of the Company’s foreign currency hedging program is to manage the volatility associated with the changes in exchange rates.

    To manage this exchange rate risk, the Company utilizes forward contracts. Contracts that qualify for hedge accounting are designated as cash flow hedges of certain forecasted transactions denominated in foreign currencies. The effective portion of the changes in fair value of these instruments is reported in accumulated other comprehensive income (loss) ("AOCI") and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is recognized in earnings over the life of the hedging relationship in the same unaudited condensed consolidated statement of income line item as the underlying hedged item. Changes in the fair value of forward contracts that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statement of income.

    As of September 30, 2020, and June 30, 2020, the notional amount of the outstanding forward contracts was $1.3 billion and $1.6 billion, respectively.

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

Commodity Risk

    Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. The Company's policy is to minimize exposure to price volatility by passing through the commodity price risk to customers, including the use of fixed price swaps. The Company purchases on behalf of customers fixed price commodity swaps to offset the exposure of price volatility on the underlying sales contracts. These instruments are cash closed out on maturity and the related cost or benefit is passed through to customers. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the unaudited condensed consolidated statement of income when the forecast transaction is realized.

    At September 30, 2020 and June 30, 2020, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2020	June 30, 2020
Commodity	Volume	Volume
Aluminum	39,569 tons	44,944 tons
PET resin	21,256,000 lbs.	26,006,000 lbs.

    The following tables provide the location of derivative instruments in the unaudited condensed consolidated balance sheet:

($ in millions)	Balance Sheet Location	September 30, 2020	June 30, 2020
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$2	$—
Forward exchange contracts	Other current assets	2	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	4	6
Total current derivative contracts		8	8
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	31	32
Total non-current derivative contracts		31	32
Total derivative asset contracts		$39	$40

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$3	$7
Forward exchange contracts	Other current liabilities	5	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	8	14
Cross currency interest rate swaps	Other current liabilities	5	—
Total current derivative contracts		20	24
Total non-current derivative contracts		—	—
Total derivative liability contracts		$20	$24

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheet.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statement of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,
($ in millions)		2020	2019
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(3)	$(2)
Treasury locks	Interest expense	(1)	—
Total		$(4)	$(2)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended September 30,
($ in millions)		2020	2019
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$7	$—
Cross currency interest rate swaps	Other income, net	(4)	(3)
Total		$3	$(3)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended September 30,
($ in millions)		2020	2019
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(1)	$—
Total		$(1)	$—

Note 9 - Trade Receivables, Net

Trade receivables, net is summarized as follows:

($ in millions)	September 30, 2020	June 30, 2020
Trade receivables, gross	$1,706	$1,651
Less: Allowance for doubtful accounts	(33)	(35)
Trade receivables, net	$1,673	$1,616

Allowance for Doubtful Accounts

    The changes in allowance for doubtful accounts, including expected credit losses, during the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
($ in millions)	2020	2019
Balance as of June 30	$(35)	$(34)
Impact of adoption of ASU 2016-13 ("CECL") (1)	(7)	—
Recoveries/(charges) to income	4	(4)
Write-offs	6	—
Foreign currency and other	(1)	3
Balance as of September 30	$(33)	$(35)
(1)Refer to Note 2, "New Accounting Guidance" for more information.

The Company determines its allowance for doubtful accounts using a combination of factors, including customer creditworthiness, past transaction history with the customer and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.

Note 10 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans include the following components:

	Three Months Ended September 30,
($ in millions)	2020	2019
Service cost	$6	$6
Interest cost	10	12
Expected return on plan assets	(15)	(18)
Amortization of net loss	2	2
Net periodic benefit cost	$3	$2

    Service cost is included in operating income. All other components of net periodic benefit cost other than service cost are recorded within other non-operating income (loss), net.

Note 11 - Income Taxes

    The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year to date income before income taxes and equity in income of affiliated companies and adjusts for discrete tax items recorded in the period.

    The provision for income taxes for the three months ended September 30, 2020 and 2019 is based on our projected annual effective tax rate for the respective fiscal years, adjusted for specific items that are required to be recognized in the period in which they are incurred.

    Income tax expense for the three months ended September 30, 2020 and 2019 is $61 million and $22 million, respectively.

    The effective tax rate for the three months ended September 30, 2020 increased by 2.3 percentage points compared to the three months ended September 30, 2019, from 22.9% to 25.2%. The increase in the income tax provision and the effective tax rate was primarily related to lower tax benefits on integration and restructuring costs and the increase of operating income earned in higher tax jurisdictions.

Note 12 - Shareholders' Equity

    The changes in ordinary and treasury shares during the three months ended September 30, 2020 and 2019 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2019	1,626	$16	1	$(16)
Share buy-back/cancellations	(6)	—
Options exercised and shares vested			(1)	15
Purchase of treasury shares			1	(10)
Balance as of September 30, 2019	1,620	$16	1	$(11)

Balance as of June 30, 2020	1,569	$16	7	$(67)
Options exercised and shares vested			(2)	18
Balance as of September 30, 2020	1,569	$16	5	$(49)

    The changes in the components of accumulated other comprehensive income (loss) during the three months ended September 30, 2020 and 2019 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Income (Loss)
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2019	$(609)	$(11)	$(90)	$(12)	$(722)
Other comprehensive income (loss) before reclassifications	(60)	(2)	—	(1)	(63)
Amounts reclassified from accumulated other comprehensive income (loss)	9	—	1	2	12
Net current period other comprehensive income (loss)	(51)	(2)	1	1	(51)
Balance as of September 30, 2019	$(660)	$(13)	$(88)	$(12)	$(773)

Balance as of June 30, 2020	$(896)	$(14)	$(106)	$(34)	$(1,049)
Other comprehensive income (loss) before reclassifications	(1)	—	(1)	1	(1)
Amounts reclassified from accumulated other comprehensive income (loss)	25	—	3	3	31
Net current period other comprehensive income (loss)	24	—	2	4	30
Balance as of September 30, 2020	$(872)	$(14)	$(104)	$(30)	$(1,019)

    The following tables provide details of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended September 30,
($ in millions)	2020	2019
Amortization of pension:
Amortization of prior service credit	$—	$(1)
Amortization of actuarial loss	2	2
Total before tax effect	2	1
Tax benefit on amounts reclassified into earnings	1	—
Total net of tax	$3	$1

(Gains) losses on cash flow hedges:
Commodity contracts	$3	$2
Treasury locks	1	—
Total before tax effect	4	2
Tax benefit on amounts reclassified into earnings	—	—
Total net of tax	$4	$2

(Gains) losses on foreign currency translation:
Foreign currency translation adjustment (1)	$25	$9
Total before tax effect	25	9
Tax benefit on amounts reclassified into earnings	—	—
Total net of tax	$25	$9
(1) During the three months ended September 30, 2020, the Company recorded a gain on disposal of AMVIG and other non-core businesses. Upon completion of the sales, $25 million of accumulated foreign currency translation was transferred from accumulated other comprehensive income to earnings. Refer to Note 16, "Disposals" for more information on disposals. During the three months ended September 30, 2019, the Company recorded a loss on the sale of the EC Remedy of $9 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive income to earnings. Refer to Note 3, "Discontinued Operations" for more information on the sale of the EC Remedy.

Note 13 - Segments

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

    Other consists of the Company's undistributed corporate expenses including executive and functional compensation costs, equity method investments, intercompany eliminations and other business activities.

    The accounting policies of the reportable segments are the same as those in the consolidated financial statements. During the first quarter of fiscal 2021, the Company has revised the presentation of adjusted earnings before interest and tax ("Adjusted EBIT") from continuing operations in the reportable segments to include an allocation of certain research and development and selling, general and administrative expenses that management previously reflected in Other. The Company refines its expense allocation methodologies to the reportable segments periodically as more refined information becomes available and to align with industry or market changes. Corporate expenses are allocated to the reportable segments based primarily on direct attribution. Prior periods have been recast to conform to the new cost allocation methodology.

    The following table presents information about reportable segments:

	Three Months Ended September 30,
($ in millions)	2020	2019
Sales including intersegment sales
Flexibles	$2,400	$2,431
Rigid Packaging	698	711
Other	—	—
Total sales including intersegment sales	3,098	3,142

Intersegment sales
Flexibles	1	1
Rigid Packaging	—	—
Other	—	—
Total intersegment sales	1	1

Net sales	$3,097	$3,141

Adjusted EBIT from continuing operations
Flexibles	$312	$283
Rigid Packaging	72	69
Other	(27)	(17)
Adjusted EBIT from continuing operations	358	335
Less: Material restructuring programs (1)	(14)	(17)
Less: Material acquisition costs and other (2)	(9)	(84)
Less: Amortization of acquired intangible assets from business combinations (3)	(41)	(68)
Less: Impact of hyperinflation (4)	(4)	(15)
Add: Net gain on disposals (5)	9	—
EBIT from continuing operations	298	151

Interest income	3	7
Interest expense	(40)	(60)
Equity in (income) loss of affiliated companies, net of tax	(19)	(2)
Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	$242	$96
(1)Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three months ended September 30, 2020 and 2019. Refer to Note 4, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Material acquisition costs and other includes Bemis transaction related costs and integration costs not qualifying as exit costs for the three months ended September 30, 2020. Material acquisition costs and other includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $26 million of Bemis transaction related costs and integration costs not qualifying as exit costs for the three months ended September 30, 2019.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26 million of sales backlog amortization for the three months ended September 30, 2019 from the Bemis acquisition.
(4)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(5)Net gain on disposals includes the gain realized upon the disposal of AMVIG and other non-core businesses. Refer to Note 16, "Disposals" for more information about the Company's disposals.

    The following tables disaggregates sales, excluding intersegment sales, information by geography in which the Company operates based on manufacturing or selling operation:

Net Sales	Three Months Ended September 30,
	2020			2019
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$900	$587	$1,486	$908	$585	$1,493
Latin America	227	111	338	263	126	389
Europe	894	—	894	886	—	886
Asia Pacific	378	—	378	374	—	374
Net sales	$2,399	$698	$3,097	$2,430	$711	$3,141

Note 14 - Earnings Per Share Computations

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

	Three Months Ended September 30,
(in millions, except per share amounts)	2020	2019
Numerator
Net income attributable to Amcor plc	$198	$66
Distributed and undistributed earnings attributable to shares to be repurchased	—	—
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$198	$66
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$198	$74
Net income available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$—	$(8)

Denominator
Weighted-average ordinary shares outstanding	1,562.5	1,623.5
Weighted-average ordinary shares to be repurchased by Amcor plc	(2.0)	(0.3)
Weighted-average ordinary shares outstanding for EPS—basic	1,560.5	1,623.2
Effect of dilutive shares	4.8	2.9
Weighted-average ordinary shares outstanding for EPS—diluted	1,565.3	1,626.1

Per ordinary share income
Income from continuing operations	$0.127	$0.045
Income from discontinued operations	—	(0.005)
Basic earnings per ordinary share	$0.127	$0.041

Income from continuing operations	$0.126	$0.045
Income from discontinued operations	—	(0.005)
Diluted earnings per ordinary share	$0.126	$0.041
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three months ended September 30, 2020 and 2019 represented an aggregate of 22.8 million and 17.3 million shares, respectively.

Note 15 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company will vigorously defend its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At both September 30, 2020 and June 30, 2020, the Company has recorded an accrual of $12 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheet, and has estimated a reasonably possible loss exposure in excess of the accrual of $18 million. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of September 30, 2020, Amcor has provided letters of credit of $33 million, judicial insurance of $1 million, and deposited cash of $10 million with the courts to continue to defend the cases.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or only partially, cover the total potential exposures. The Company has recorded $17 million aggregate accruals for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, the Company has also recorded aggregate accruals of $46 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

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

Legal Proceedings

    Two lawsuits brought by purported holders of Bemis stock against Bemis and Bemis directors and officers are pending in federal court in the U.S. District Court for the Southern District of New York, in which plaintiffs are seeking damages for alleged violations of the Securities Exchange Act of 1934, as amended, and U.S. Securities and Exchange Commission rules and regulations. Plaintiffs allege a failure to adequately disclose information in the proxy statement issued in connection with the Amcor-Bemis merger. The cases are: Dixon, et al. v. Bemis Company, Inc. et al. and Stein v. Bemis Company, Inc. et al., which were instituted on April 15, 2019 and April 17, 2019, respectively. On March 10, 2020 the federal court in the U.S. District Court for the Southern District of New York consolidated the two pending cases into a single class action.

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

Note 16 - Disposals

    During the three months ended September 30, 2020, the Company disposed of an equity method investment and other non-core businesses. The Company completed the sale of the equity method investment in AMVIG on September 30, 2020, realizing a net gain of $15 million, which was recorded in the line equity in income (loss) of affiliated companies, net of tax. The Company also completed the disposal of two non-core businesses in India and Argentina in the Flexibles segment during the first quarter of fiscal 2021, recording a loss on sale of $6 million, which was primarily driven by the reclassification of cumulative translation adjustments that had previously been recorded in other comprehensive income.

Note 17 - Subsequent Events

    On November 5, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.1175 per share to be paid on December 15, 2020 to shareholders of record as of November 24, 2020. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from November 23, 2020 to November 24, 2020, inclusive.

    On November 5, 2020, the Company's Board of Directors approved a $150 million buyback of ordinary shares and Chess Depositary Instruments ("CDIs"). Pursuant to this program, purchases of the Company's ordinary shares and CDIs will be made subject to market conditions and at prevailing market prices, through open market purchases. The Company expects to complete the share buyback by the end of fiscal year 2021; however, the timing, volume and nature of repurchases may be amended, suspended or discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("M,D&A") should be read in conjunction with the Financial Statements and Notes to Condensed Consolidated Financial Statements. Throughout the M,D&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended September 30,
($ in millions)	2020		2019
Net sales	$3,097	100.0%	$3,141	100.0%
Cost of Sales	(2,443)	(78.9%)	(2,594)	(82.6%)

Gross profit	654	21.1%	547	17.4%

Operating expenses:
Selling, general, and administrative expenses	(329)	(10.6%)	(371)	(11.8%)
Research and development expenses	(26)	(0.8%)	(26)	(0.8%)
Restructuring and related expenses	(23)	(0.7%)	(18)	(0.6%)
Other income, net	—	—%	9	0.3%

Operating income	276	8.9%	141	4.5%

Interest income	3	0.1%	7	0.2%
Interest expense	(40)	(1.3%)	(60)	(1.9%)
Other non-operating income (loss), net	3	0.1%	8	0.3%

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	242	7.8%	96	3.1%

Income tax expense	(61)	(2.0%)	(22)	(0.7%)
Equity in income (loss) of affiliated companies	19	0.6%	2	0.1%

Income from continuing operations	200	6.5%	76	2.4%

Income (loss) from discontinued operations	—	—%	(8)	(0.3%)

Net income	$200	6.5%	$68	2.2%

Net (income) loss attributable to non-controlling interests	(2)	(0.1%)	(2)	(0.1%)

Net income attributable to Amcor plc	$198	6.4%	$66	2.1%

Overview

    Amcor is a global packaging company with total sales of approximately $12.5 billion in fiscal year 2020. We employ approximately 47,000 people across approximately 230 principal manufacturing sites in more than 40 countries, and are a leader in developing and producing a broad range of packaging products including flexible and rigid packaging, specialty cartons and closures. In fiscal year 2020, the majority of sales were made to the defensive food, beverage, pharmaceutical, medical device, home and personal care, and other consumer goods end markets.

Significant Items Affecting the Periods Presented

Impact of COVID-19

The 2019 Novel Coronavirus ("COVID-19") has resulted in a period of unprecedented uncertainty and challenge. Amcor’s business is almost entirely exposed to defensive end markets which have demonstrated the same resilience experienced through past economic cycles. Our scale and global footprint has enabled us to collaborate with customers and suppliers to meet volatile changes in demand and continue to service our customers. We believe we are well-positioned to meet the challenges of the COVID-19 pandemic. However, we cannot reasonably estimate the duration and severity of this pandemic or its ultimate impact on the global economy and our operations and financial results. The ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, the duration of social distancing measures and other government imposed restrictions and the nature and pace of macroeconomic recovery in key global economies. Our priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees and effectively managing our operations and supply chains to meet the needs of our customers.

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

Operations and Supply Chain

We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services. However, we have experienced continued volatility in customer order patterns and could continue to experience significant volatility in the demand for our products in the future. Our facilities have largely been exempt from government mandated closure orders. While governmental measures may be modified, we expect that our facilities will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities.

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

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $90 million in employee related expenses, $25 million in fixed asset related expenses, $20 million in other restructuring and $30 million in restructuring related expenses. The Company estimates that approximately $150 million of the $200 million total integration costs will result in cash expenditures, of which $115 million relate to restructuring and related expenditures. Cash payments for the three months ended September 30, 2020 were $18 million, of which $14 million were payments related to restructuring and related expenditures. Cash payments of approximately $50 million to $55 million are expected for the balance of the fiscal year with $40 million to $45 million representing payments for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

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

    The Company's total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $110 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $70 million of the $110 million total costs will result in cash expenditures. Cash payments for the three months ended September 30, 2020 were $10 million, with approximately $5 million to $10 million expected during the remainder of the fiscal year. The 2018 Rigid Packaging Restructuring Plan is expected to be substantially completed during fiscal 2021.

    For more information about our restructuring plans, refer to Note 4, "Restructuring Plans" of "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

High Inflation Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentinean subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended September 30, 2020 and 2019 resulted in a negative impact of $4 million and $15 million, respectively, in foreign currency transaction losses that was reflected on the unaudited condensed consolidated statement of income.

Results of Operations - Three Months Ended September 30, 2020

Consolidated Results of Operations

	Three Months Ended September 30,
($ in millions, except per share data)	2020	2019
Net sales	$3,097	$3,141
Operating income	276	141
Operating profit as a percentage of net sales	8.9%	4.5%

Net income attributable to Amcor plc	$198	$66
Diluted Earnings Per Share	$0.126	$0.041

    Net sales decreased $44 million, or approximately 1%, to $3,097 million for the three months ended September 30, 2020, from $3,141 million for the three months ended September 30, 2019. Excluding negative currency impacts of $23 million, or (0.7%), pass-through of lower raw material costs of $83 million, or (2.6%) and sales from divestitures of $12 million, or (0.4%), the increase in net sales for the three months ended September 30, 2020 was $74 million or 2.3%, driven by favorable volumes of 2.0% and favorable price/mix of 0.3%.

    Net income attributable to Amcor plc increased $132 million, or 199%, to $198 million for the three months ended September 30, 2020, from $66 million for the three months ended September 30, 2019 mainly as a result of gross profit increases driven by sales improvement, Bemis acquisition and related transaction and integration cost impacts and associated synergy projects.

    Diluted earnings per share increased to $0.126 for the three months ended September 30, 2020, from $0.041 for the three months ended September 30, 2019, with the net income attributable to ordinary shareholders of Amcor plc increasing by 199% and the diluted weighted average number of shares outstanding decreasing 4% for three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in the diluted weighted average number of shares outstanding was due to the prior year $500 million share buyback.

Segment Results of Operations

    During the first quarter of fiscal 2021, management has revised the presentation of adjusted earnings before interest and tax ("Adjusted EBIT") from continuing operations in the reportable segments to include an allocation of certain research and development and selling, general and administrative expenses that management previously reflected in Other. Prior periods have been recast to conform to the new cost allocation methodology. For further discussion, refer to Note 13, "Segments."

    Flexibles Segment

    Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Three Months Ended September 30,
($ in millions)	2020	2019
Net sales including intersegment sales	$2,400	$2,431
Adjusted EBIT from continuing operations	312	283
Adjusted EBIT from continuing operations as a percentage of net sales	13.0%	11.6%

    Net sales including intersegment sales decreased $31 million, or 1%, to $2,400 million for the three months ended September 30, 2020, from $2,431 million for the three months ended September 30, 2019. Excluding negative currency impacts of $7 million, or (0.3%), pass-through of lower raw material costs of $31 million, or (1.3%), and sales from divestitures of $12 million, or (0.5%) the increase in net sales including intersegment sales for the three months ended September 30, 2020 was $19 million, or 0.8%, driven by favorable volumes of 1.5% and unfavorable price/mix of (0.7%).

    Adjusted EBIT increased $30 million, or 11%, to $312 million for the three months ended September 30, 2020, from $283 million for the three months ended September 30, 2019. Excluding negative currency impacts of $2 million, or (0.8%), the increase in Adjusted EBIT for the three months ended September 30, 2020 was $32 million, or 11.4%, driven by plant cost improvements of 9.6%, favorable volumes of 3.3%, and favorable selling, general and administrative ("SG&A") and other cost impacts of 2.0%, partially offset by unfavorable price/mix of (3.5%).

    Rigid Packaging Segment

    Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products in the Americas.

	Three Months Ended September 30,
($ in millions)	2020	2019
Net sales including intersegment sales	$698	$711
Adjusted EBIT from continuing operations	72	69
Adjusted EBIT from continuing operations as a percentage of net sales	10.3%	9.7%

    Net sales including intersegment sales decreased $13 million, or 2%, to $698 million for the three months ended September 30, 2020, from $711 million for the three months ended September 30, 2019. Excluding negative currency impacts of $16 million, or (2.3%) and pass-through of lower raw material costs of $51 million, or (7.2%), the increase in net sales including intersegment sales for the three months ended September 30, 2020 was $55 million, or 7.7%, driven by favorable volumes of 3.8%, and favorable price/mix of 3.9% including pricing to recover cost inflation in Latin America.

    Adjusted EBIT increased $3 million, or 4%, to $72 million for the three months ended September 30, 2020, from $69 million for the three months ended September 30, 2019. Excluding negative currency impacts of $2 million, or (2.9%), the increase in Adjusted EBIT for the three months ended September 30, 2020 was $5 million, or 7.2%, driven by favorable volumes of 5.6%, favorable price/mix of 5.9%, favorable plant costs of 2.6% and favorable SG&A and other costs of 0.9%, partially offset by inventory drawdown impacts of (7.8%).

Consolidated Gross Profit

	Three Months Ended September 30,
($ in millions)	2020	2019
Gross profit	$654	$547
Gross profit as a percentage of net sales	21%	17%

    Gross profit increased by $107 million, or 20%, to $654 million for the three months ended September 30, 2020, from $547 million for the three months ended September 30, 2019. The increase was primarily driven by growth in sales volume in the Flexibles and Rigid Packaging reporting segments and a non-recurrence of an inventory fair value adjustment of $58 million in the prior period.

Consolidated Selling, General and Administrative Expense

	Three Months Ended September 30,
($ in millions)	2020	2019
SG&A expenses	$(329)	$(371)
SG&A expenses as a percentage of net sales	(11%)	(12%)

    SG&A expenses decreased by $42 million, or 11%, to $329 million for the three months ended September 30, 2020, from $371 million for the three months ended September 30, 2019. The decrease was primarily due to the impact of synergy projects and reduced integration and related expenses compared with the prior period.

Consolidated Research and Development ("R&D") Expense

	Three Months Ended September 30,
($ in millions)	2020	2019
R&D expenses	$(26)	$(26)
R&D expenses as a percentage of net sales	(1%)	(1%)

    R&D costs decreased $0 million for the three months ended September 30, 2020, from $26 million for the three months ended September 30, 2019.

Consolidated Restructuring and Related Expense

	Three Months Ended September 30,
($ in millions)	2020	2019
Restructuring and related expenses	$(23)	$(18)
Restructuring and related expenses as a percentage of net sales	(1%)	(1%)

    Restructuring and related expense increased by $5 million to $23 million for the three months ended September 30, 2020, from $18 million for the three months ended September 30, 2019. The increase was primarily driven by a restructuring initiative relating to a plant closure in the Flexibles reporting segment.

Consolidated Other Income, Net

	Three Months Ended September 30,
($ in millions)	2020	2019
Other income, net	$—	$9
Other income, net, as a percentage of net sales	—%	0.3%

    Other income, net decreased by $9 million to $0 million for the three months ended September 30, 2020, mainly driven by the loss on disposal of two non-core businesses.

Consolidated Interest Income

	Three Months Ended September 30,
($ in millions)	2020	2019
Interest income	$3	$7
Interest income as a percentage of net sales	0.1%	0.2%

    Interest income decreased by $4 million to $3 million for the three months ended September 30, 2020, from $7 million for the three months ended September 30, 2019 due to interest rate decreases across cash balances compared to prior period.

Consolidated Interest Expense

	Three Months Ended September 30,
($ in millions)	2020	2019
Interest expense	$(40)	$(60)
Interest expense as a percentage of net sales	(1%)	(2%)

    Interest expense decreased by $20 million to $40 million for the three months ended September 30, 2020, from $60 million for the three months ended September 30, 2019, mainly driven by repayment of longer maturity syndicated and term loans with replacement by commercial paper and lower rate debt, together with decreases in rates.

Consolidated Other Non-Operating Income (Loss), Net

	Three Months Ended September 30,
($ in millions)	2020	2019
Other non-operating income (loss), net	$3	$8
Other non-operating income (loss), net, as a percentage of net sales	0.1%	0.3%

    Other non-operating income (loss), net decreased by $5 million to a $3 million gain for the three months ended September 30, 2020, from a $8 million gain for the three months ended September 30, 2019, primarily due to defined benefit pension expense changes compared to prior period, including lower return on asset assumptions.

Consolidated Income Tax Expense

	Three Months Ended September 30,
($ in millions)	2020	2019
Income tax expense	(61)	(22)
Effective income tax rate	25.2%	22.9%

    The provision for income taxes is computed by applying the estimated annual effective tax rate to year to date income before income taxes and equity in income of affiliated companies and is adjusted for discrete tax items recorded in the period.

    The provision for income taxes for the three months ended September 30, 2020 and 2019 is based on our projected annual effective tax rate for the respective fiscal years, adjusted for specific items that are required to be recognized in the period in which they are incurred.

    Income tax expense for the three months ended September 30, 2020 and 2019 is $61 million and $22 million, respectively.

    The effective tax rate for the three months ended September 30, 2020 increased by 2.3 percentage points compared to the three months ended September 30, 2019, from 22.9% to 25.2%. The increase in the income tax provision and the effective tax rate was primarily related to lower tax benefits on integration and restructuring costs and the increase of operating income earned in higher tax jurisdictions.

Equity in Income (Loss) of Affiliated Companies, Net of Tax

	Three Months Ended September 30,
($ in millions)	2020	2019
Equity in income (loss) of affiliated companies, net of tax	19	2

    Equity in income (loss) of affiliated companies, net of tax increased by $17 million for the three months ended September 30, 2020 due to the sale of the equity method investment in AMVIG on September 30, 2020. For further information, refer to Note 16, "Disposals."

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

    A reconciliation of reported net income attributable to Amcor plc to adjusted EBIT from continuing operations and adjusted net income from continuing operations for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,
($ in millions)	2020	2019
Net income attributable to Amcor plc, as reported	$198	$66
Add: Net income (loss) attributable to non-controlling interests	2	2
Less: (Income) loss from discontinued operations, net of tax	—	8
Income from continuing operations	200	76
Add: Income tax expense	61	22
Add: Interest expense	40	60
Less: Interest income	(3)	(7)
EBIT from continuing operations	298	151
Add: Material restructuring programs (1)	14	17
Add: Material acquisition costs and other (2)	9	84
Add: Amortization of acquired intangible assets from business combinations (3)	41	68
Add: Impact of hyperinflation (4)	4	15
Less: Net gain on disposals (5)	(9)	—
Adjusted EBIT from continuing operations	$358	$335
Less: Income tax expense	(61)	(22)
Add: Adjustments to income tax expense (6)	(10)	(40)
Less: Interest expense	(40)	(60)
Add: Interest income	3	7
Less: Net (income) loss attributable to non-controlling interests	(2)	(2)
Adjusted net income from continuing operations	$247	$218
(1)Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three months ended September 30, 2020 and 2019. Refer to Note 4, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Material acquisition costs and other includes Bemis transaction related costs and integration costs not qualifying as exit costs for the three months ended September 30, 2020. Material acquisition costs and other includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $26 million of Bemis transaction related costs and integration costs not qualifying as exit costs for the three months ended September 30, 2019.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26 million of sales backlog amortization for the three months ended September 30, 2019 from the Bemis acquisition.
(4)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(5)Net gain on disposals includes the gain realized upon the disposal of AMVIG and other non-core businesses. Refer to Note 16, "Disposals" for more information about the Company's disposals.
(6)Net tax impact on items (1) through (5) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at September 30, 2020 and June 30, 2020 is as follows:

($ in millions)	September 30, 2020	June 30, 2020
Current portion of long-term debt	$13	$11
Short-term debt	225	195
Long-term debt, less current portion	6,361	6,028
Total debt	6,599	6,235
Less cash and cash equivalents	757	743
Net debt	$5,842	$5,492

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

Statement of Income for Obligor Group

($ in millions)	Three Months Ended September 30, 2020
Net sales - external	$234
Net sales - to subsidiaries outside the Obligor Group	2
Total net sales	236

Gross profit	45

Income from continuing operations (1)	(26)

Income (loss) from discontinued operations, net of tax	—

Net income	$(26)

Net (income) loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$(26)
(1)Includes $110 million net income from subsidiaries outside the Obligor Group mainly made up of intercompany dividend and interest income.

Balance Sheet for Obligor Group

(in millions)	September 30, 2020	June 30, 2020
Assets
Current assets - external	$667	$899
Current assets - due from subsidiaries outside the Obligor Group	70	136
Total current assets	737	1,035
Non-current assets - external	993	1,002
Non-current assets - due from subsidiaries outside the Obligor Group	12,740	12,405
Total non-current assets	13,733	13,407
Total assets	$14,470	$14,443
Liabilities
Current liabilities - external	$1,433	$1,647
Current liabilities - due from subsidiaries outside the Obligor Group	16	36
Total current liabilities	1,449	1,683
Non-current liabilities - external	6,408	6,074
Non-current liabilities - due from subsidiaries outside the Obligor Group	11,331	11,201
Total non-current liabilities	17,739	17,274
Total liabilities	$19,188	$18,957

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements."

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

    During the first quarter of fiscal 2021, the company repaid €100 million Euro Private Placement Notes on September 1, 2020.

    Despite the existing market uncertainties and volatilities stemming from the COVID-19 pandemic, based on our current and expected cash flow from operating activities and available cash, we believe our cash flows provided by operating activities, together with borrowings available under our credit facilities and access to the commercial paper market back stopped by our bank facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures and other commitments, including dividends and purchases of our ordinary shares and CHESS Depositary Instruments under authorized share repurchase programs, into the foreseeable future.

Overview

	Three Months Ended September 30,
($ in millions)	2020	2019	Change 1Q 2021 vs. 1Q 2020
Cash flow from operating activities	$(110)	$(89)	$(21)
Cash flow from investing activities	27	284	(257)
Cash flow from financing activities	76	(306)	382

Cash Flow Overview

    Cash Flow from Operating Activities

    Net cash outflows used in operating activities increased by $21 million, or 23%, to $110 million for the three months ended September 30, 2020, from $89 million for the three months ended September 30, 2019. The increase was mainly driven by inflows from increased net income offset by working capital outflows.

    Cash Flow from Investing Activities

    Net cash inflows provided by investing activities decreased by $257 million, or 91%, to $27 million for the three months ended September 30, 2020, from a $284 million inflow for the three months ended September 30, 2019. This decrease was primarily due to higher disposal proceeds in the prior period mainly from the EC Remedy related to the Bemis acquisition.

    Cash Flow from Financing Activities

    Net cash flows from financing activities increased by $382 million to $76 million for the three months ended September 30, 2020, from a $306 million outflow for the three months ended September 30, 2019. This increase was primarily due to higher net debt repayments in the prior period, partially offset by dividend payments in the current period.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of September 30, 2020, we were in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

    Our net debt as of September 30, 2020 and June 30, 2020 was $5.8 billion and $5.5 billion, respectively.

Available Financing

    As of September 30, 2020, we had undrawn credit facilities available in the amount of $1.4 billion. Our senior facilities are available to fund working capital, growth capital expenditures and refinancing obligations and are provided to us by four separate bank syndicates.

As of September 30, 2020, the revolving senior bank debt facilities had an aggregate limit of $4.2 billion, of which $2.8 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facilities mature between fiscal years 2022 and 2024.

Dividend Payments

    During the three months ended September 30, 2020, we declared and paid a $0.115 cash dividend per ordinary share.

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

Share Repurchases

    We had cash outflows of zero and $10 million for the purchase of our shares in the open market during the three months ended September 30, 2020 and 2019, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of September 30, 2020, and June 30, 2020, we held treasury shares at cost of $49 million and $67 million, representing 4.9 million and 6.7 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended September 30, 2020. For additional information, refer to Note 7, "Fair Value Measurements," and Note 8, "Derivative Instruments," to the notes to our unaudited condensed consolidated financial statements and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation conducted, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2020, due to the existence of a material weakness in our internal control over financial reporting that was identified in our prospectus filed with the SEC on March 25, 2019 and is still being remediated, as described below.

Material Weakness in Internal Control Over Financial Reporting

    A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

    As previously disclosed, we identified a material weakness arising from deficiencies in the design and operating effectiveness of internal controls over the period end reporting process. Specifically, we did not design and maintain effective controls to verify that conflicting duties were appropriately segregated within key IT systems used in the preparation and reporting of financial information. This control deficiency did not result in a misstatement of our consolidated financial statements. However, the control deficiency could have resulted in misstatements of our interim or annual consolidated financial statements and disclosures that may have not been prevented or detected on a timely basis.

Remediation Efforts to Address Material Weakness

    We are currently in the process of remediating the material weakness described above through a process to (i) develop and implement additional controls and procedures to reduce the number of segregation of duties conflicts within key IT systems, which includes the implementation of new security roles and the automation of segregation of duties monitoring where practical, (ii) design and implement additional compensating controls where necessary and (iii) develop training on segregation of duties. Given we operate many ERP systems globally, this effort targeted the largest locations with standardized systems in fiscal 2020 and is being expanded to additional locations in fiscal 2021. These enhanced processes, including the implementation of new mitigating controls, will effectively remediate the material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing in the second half of fiscal year 2021, that they are designed and operating effectively. We currently expect that the remediation of this material weakness will be fully remediated by the end of fiscal 2021. However, there is no assurance that this material weakness will be fully remediated by the end of fiscal 2021 given the severity and length of the 2019 Novel Coronavirus ("COVID-19") pandemic is unknown and the remediation timeline, while not significantly impacted to date, could be negatively impacted because of inefficiencies caused by COVID-19 limitations on travel, meetings and on-site work.

a)Changes in Internal Control Over Financial Reporting

    Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 15, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    There have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Share Repurchases

    During the three months ended September 30, 2020, the Company did not repurchase any shares.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits

    The documents in the accompanying Exhibits Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit		Description	Form of Filing
22		Subsidiary Guarantors and Issuers of Guaranteed Securities	Filed Herewith
31.1		Chief Executive Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed Herewith
31.2		Chief Financial Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.	Filed Herewith
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished Herewith
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	Filed Electronically
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Electronically
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Electronically
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Electronically
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Electronically
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Electronically
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date	November 6, 2020	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	November 6, 2020	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)