Form 10-Q
period 2020-12-31
Amcor plc
filed 2021-02-04
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of February 2, 2021, the registrant had 1,561,977,648 ordinary shares, $0.01 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

    This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "expect," "intend," "plan," "anticipate," "estimate," "potential," "outlook," or "continue," the negative of these words, other terms of similar meaning or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. None of Amcor or any of its respective directors, executive officers or advisors, provide any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

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

Part I - Financial Information
Item 1. Financial Statements
Amcor plc and Subsidiaries
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2020	2019	2020	2019
Net sales	$3,103	$3,043	$6,200	$6,184
Cost of sales	(2,452)	(2,426)	(4,895)	(5,020)

Gross profit	651	617	1,305	1,164

Operating expenses:
Selling, general, and administrative expenses	(308)	(309)	(637)	(680)
Research and development expenses	(23)	(23)	(49)	(49)
Restructuring and related expenses	(23)	(24)	(46)	(42)
Other income, net	10	11	10	20

Operating income	307	272	583	413

Interest income	4	6	7	13
Interest expense	(37)	(52)	(77)	(112)
Other non-operating income, net	3	4	6	12

Income from continuing operations before income taxes and equity in income of affiliated companies	277	230	519	326

Income tax expense	(55)	(45)	(116)	(67)
Equity in income of affiliated companies, net of tax	—	3	19	5

Income from continuing operations	222	188	422	264

Loss from discontinued operations, net of tax	—	—	—	(8)

Net income	$222	$188	$422	$256

Net income attributable to non-controlling interests	(3)	(2)	(5)	(4)

Net income attributable to Amcor plc	$219	$186	$417	$252

Basic earnings per share:
Income from continuing operations	$0.140	$0.115	$0.267	$0.160
Loss from discontinued operations	—	—	—	(0.005)
Net income	$0.140	$0.115	$0.267	$0.155

Diluted earnings per share:
Income from continuing operations	$0.139	$0.115	$0.265	$0.160
Loss from discontinued operations	—	—	—	(0.005)
Net income	$0.139	$0.115	$0.265	$0.155
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2020	2019	2020	2019
Net income	$222	$188	$422	$256
Other comprehensive income:
Net gains on cash flow hedges, net of tax (a)	8	2	12	3
Foreign currency translation adjustments, net of tax (b)	128	68	152	17
Net investment hedge of foreign operations, net of tax (c)	—	—	—	(2)
Pension, net of tax (d)	—	1	2	2
Other comprehensive income	136	71	166	20
Total comprehensive income	358	259	588	276
Comprehensive income attributable to non-controlling interest	(4)	(2)	(6)	(4)
Comprehensive income attributable to Amcor plc	$354	$257	$582	$272

(a) Tax expense related to cash flow hedges	$(1)	$(1)	$(2)	$(1)
(b) Tax benefit related to foreign currency translation adjustments	$5	$2	$8	$—
(c) Tax benefit related to net investment hedge of foreign operations	$—	$—	$—	$1
(d) Tax expense related to pension adjustments	$(1)	$—	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

($ in millions except share and per share data)	December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$755	$743
Trade receivables, net	1,681	1,616
Inventories, net	1,843	1,832
Prepaid expenses and other current assets	434	344
Total current assets	4,713	4,535
Non-current assets:
Investments in affiliated companies	—	78
Property, plant and equipment, net	3,767	3,615
Operating lease assets	519	525
Deferred tax assets	143	135
Other intangible assets, net	1,920	1,994
Goodwill	5,437	5,339
Employee benefit assets	49	44
Other non-current assets	170	177
Total non-current assets	12,005	11,907
Total assets	$16,718	$16,442
Liabilities
Current liabilities:
Current portion of long-term debt	$13	$11
Short-term debt	40	195
Trade payables	2,093	2,171
Accrued employee costs	430	477
Other current liabilities	1,102	1,120
Total current liabilities	3,678	3,974
Non-current liabilities:
Long-term debt, less current portion	6,432	6,028
Operating lease liabilities	452	466
Deferred tax liabilities	674	672
Employee benefit obligations	401	392
Other non-current liabilities	233	223
Total non-current liabilities	8,192	7,781
Total liabilities	11,870	11,755

Commitments and contingencies (See Note 15)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000.0 shares)
Issued (1,562.0 and 1,568.5 shares, respectively)	16	16
Additional paid-in capital	5,412	5,480
Retained earnings	293	246
Accumulated other comprehensive income (loss)	(884)	(1,049)
Treasury shares (4.5 and 6.7 shares, respectively)	(45)	(67)
Total Amcor plc shareholders' equity	4,792	4,626
Non-controlling interest	56	61
Total shareholders' equity	4,848	4,687
Total liabilities and shareholders' equity	$16,718	$16,442
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2020	2019
Cash flows from operating activities:
Net income	$422	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	287	332
Net periodic benefit cost	6	3
Amortization of debt discount and deferred financing costs	5	3
Net gain on disposal of property, plant and equipment	(1)	(1)
Net loss on disposal of businesses	6	—
Equity in income of affiliated companies	(19)	(5)
Net foreign exchange loss	11	15
Share-based compensation	28	13
Other, net	(73)	1
Loss from hyperinflationary accounting for Argentine subsidiaries	15	27
Deferred income taxes, net	5	(117)
Dividends received from affiliated companies	3	7
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(253)	(192)
Net cash provided by operating activities	442	342
Cash flows from investing activities:
Repayment of loans from affiliated companies	—	1
Purchase of property, plant and equipment and other intangible assets	(218)	(207)
Proceeds from divestiture	138	397
Proceeds from sales of property, plant and equipment and other intangible assets	4	3
Net cash (used in)/provided by investing activities	(76)	194
Cash flows from financing activities:
Proceeds from issuance of shares	9	1
Purchase of treasury shares	—	(11)
Proceeds from (purchase of) non-controlling interest	(7)	5
Proceeds from issuance of long-term debt	1	45
Repayment of long-term debt	(121)	(2,112)
Net borrowing of commercial paper	328	2,663
Net repayment of short-term debt	(168)	(418)
Repayment of lease liabilities	(2)	(1)
Share buyback/cancellations	(75)	(223)
Dividends paid	(374)	(391)
Net cash used in financing activities	(409)	(442)

Effect of exchange rates on cash and cash equivalents	55	(22)

Net increase in cash and cash equivalents	12	72
Cash and cash equivalents balance at beginning of year	743	602

Cash and cash equivalents balance at end of period	$755	$674

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$73	$106
Income taxes paid	$168	$184

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property and equipment, accrued but unpaid	$73	$61
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interest	Total
Balance as of September 30, 2019	$16	$5,941	$252	$(773)	$(11)	$67	$5,492
Net income			186			2	188
Other comprehensive income				71			71
Share buyback/cancellations		(165)					(165)
Dividends declared ($0.115 per share)			(183)			(11)	(194)
Options exercised and shares vested		—			1		1
Purchase of treasury shares					(1)		(1)
Share-based compensation expense		7					7
Change in non-controlling interest						5	5
Balance as of December 31, 2019	$16	$5,783	$255	$(702)	$(11)	$63	$5,404

Balance as of June 30, 2019	$16	$6,008	$324	$(722)	$(16)	$65	$5,675
Net income			252			4	256
Other comprehensive income				20		—	20
Share buyback/cancellations		(223)					(223)
Dividends declared ($0.235 per share)			(379)			(11)	(390)
Options exercised and shares vested		(15)			16		1
Purchase of treasury shares					(11)		(11)
Share-based compensation expense		13					13
Change in non-controlling interest		—				5	5
Cumulative adjustment related to the adoption of ASC 842			58				58
Balance as of December 31, 2019	$16	$5,783	$255	$(702)	$(11)	$63	$5,404

Balance as of September 30, 2020	$16	$5,481	$258	$(1,019)	$(49)	$57	$4,744
Net income			219			3	222
Other comprehensive income				135		1	136
Share buyback/cancellations		(75)					(75)
Dividends declared ($0.1175 per share)			(184)			(2)	(186)
Options exercised and shares vested		—			4		4
Share-based compensation expense		14					14
Change in non-controlling interest		(8)				(3)	(11)
Balance as of December 31, 2020	$16	$5,412	293	$(884)	$(45)	$56	$4,848

Balance as of June 30, 2020	$16	$5,480	$246	$(1,049)	$(67)	$61	$4,687
Net income			417			5	422
Other comprehensive income				165		1	166
Share buyback/cancellations		(75)					(75)
Dividends declared ($0.2325 per share)			(365)			(9)	(374)
Options exercised and shares vested		(13)			22		9
Share-based compensation expense		28					28
Change in non-controlling interest		(8)				(2)	(10)
Cumulative adjustment related to the adoption of ASC 326 (1)			(5)				(5)
Balance as of December 31, 2020	$16	$5,412	$293	$(884)	$(45)	$56	$4,848
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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. It is management's opinion, however, that all material adjustments (consisting only of normal recurring accruals) have been made that are necessary for a fair statement of its interim financial position, results of operations and cash flows. For further information, this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of a new accounting pronouncement discussed below.

    The Company reclassified certain prior year comparative figures in the condensed consolidated statement of cash flows to conform to the current year's presentation. This change in presentation did not have an impact on the Company's financial condition or operating results.
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

    The cumulative effect of the changes made to the Company's consolidated July 1, 2020 balance sheet related to the adoption of CECL is as follows:

($ in millions)	June 30, 2020	Adjustments Due to Adoption	July 1, 2020
Trade receivables, net	$1,616	$(7)	$1,609
Deferred tax assets	135	2	137
Retained earnings	246	(5)	241

Accounting Standards Not Yet Adopted

    In December 2019, the FASB issued updated guidance to simplify the accounting for income taxes by removing certain exceptions and improving the consistent application of U.S. GAAP in other tax accounting areas. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2020 with early adoption permitted.  The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements and does not expect the adoption will be material to its consolidated financial statements and related disclosures when adopted on July 1, 2021.

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

    The following table summarizes the results of the EC Remedy, classified as discontinued operations, from July 1, 2019 until the sale of the EC Remedy on August 8, 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2020	2019	2020	2019
Net sales	$—	$—	$—	$16

Loss from discontinued operations	—	—	—	(7)
Tax expense on discontinued operations	—	—	—	(1)
Loss from discontinued operations, net of tax	$—	$—	$—	$(8)

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

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $90 million in employee related expenses, $25 million in fixed asset related expenses, $20 million in other restructuring and $30 million in restructuring related expenses. As of December 31, 2020, the Company has incurred $82 million in employee related expenses, $16 million in fixed asset related expenses, $16 million in other restructuring and $22 million in restructuring related expenses. The Company estimates that net cash expenditures including asset disposal proceeds will be approximately $150 million, of which $115 million relates to restructuring and related expenditures. Cash payments for the six months ended December 31, 2020 were $31 million, of which $25 million were payments related to restructuring and related expenditures. Cash payments of approximately $50 million to $55 million are expected for the balance of the fiscal year with $40 million to $45 million representing payments for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

    Restructuring related costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. General integration costs are not linked to restructuring. The Company believes the disclosure of restructuring related costs provides more information on the total cost of the 2019 Bemis Integration

Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment and anticipated losses on sale of closed facilities.

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

    The Company's total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $115 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $75 million of the $115 million total costs will result in cash expenditures. Cash payments for the six months ended December 31, 2020 were $13 million, with approximately $5 million expected during the remainder of the fiscal year. The 2018 Rigid Packaging Restructuring Plan is expected to be substantially completed during fiscal year 2021.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charge related to these plans was zero and $1 million for the three months ended December 31, 2020 and 2019, respectively, and $9 million and $1 million for the six months ended December 31, 2020 and 2019, respectively. The Company's total incurred restructuring charge for Other Restructuring Plans primarily relates to the Flexibles reporting segment.

Consolidated Amcor Restructuring Plans

    The total costs incurred from the beginning of the Company's material restructuring plans are as follows:

($ in millions)	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan	Other Restructuring Plans	Total Restructuring and Related Expenses (1)
Fiscal year 2019 net charges to earnings	$64	$48	$19	$131
Fiscal year 2020 net charges to earnings	37	60	18	115
Fiscal year 2021 first quarter net charges to earnings	8	6	9	23
Fiscal year 2021 second quarter net charges to earnings	2	21	—	23
Expense incurred to date	$111	$136	$45	$292
(1)Total restructuring and related expenses includes restructuring related costs from the 2019 Bemis Integration Plan of $2 million, $15 million, $1 million and $4 million for fiscal year 2019, fiscal year 2020, first quarter of fiscal year 2021 and second quarter of fiscal year 2021, respectively.

An analysis of the restructuring charges by type incurred follows:

	Three Months Ended		Six Months Ended
($ in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Employee Costs	$13	$14	$25	$24
Fixed Asset Related Costs	2	3	3	5
Other Costs	4	2	13	8
Total Restructuring Costs	$19	$19	$41	$37

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2020	$70	$3	$12	$85
Net charges to earnings	25	3	13	41
Cash paid	(30)	(2)	(17)	(49)
Non-cash and other	—	(2)	—	(2)
Foreign currency translation	5	—	(1)	4
Liability balance at December 31, 2020	$70	$2	$7	$79

    The costs related to restructuring activities have been presented on the unaudited condensed consolidated statement of income as restructuring and related expenses. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheet under other current liabilities and other non-current liabilities.

Note 5 - Inventories, Net

    Inventories, net are summarized as follows:

($ in millions)	December 31, 2020	June 30, 2020
Raw materials and supplies	$825	$809
Work in process and finished goods	1,135	1,127
Less: inventory reserves	(117)	(104)
Total inventories, net	$1,843	$1,832

Note 6 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment are as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2020	$4,369	$970	$5,339
Currency translation	91	7	98
Balance as of December 31, 2020	$4,460	$977	$5,437

    There is a $4 million accumulated goodwill impairment loss in the Rigid Packaging reportable segment as of December 31, 2020 and June 30, 2020.

Other Intangible Assets, Net

    The components of intangible assets are as follows:

	December 31, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,975	$(336)	$1,639
Computer software	232	(149)	83
Other (1)	318	(120)	198
Balance as of	$2,525	$(605)	$1,920

	June 30, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,957	$(264)	$1,693
Computer software	218	(131)	87
Other (1)	321	(107)	214
Balance as of	$2,496	$(502)	$1,994
(1)Other includes $17 million and $16 million for December 31, 2020 and June 30, 2020, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed and commercialized.

    Amortization expense for intangible assets during the three and six months ended December 31, 2020 were $45 million and $90 million, respectively and $46 million and $119 million, respectively, for the three and six months ended December 31, 2019.

Note 7 - Fair Value Measurements

    The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
    The Company’s non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt and long-term debt. At December 31, 2020 and June 30, 2020, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term nature of these instruments.

    The fair value of long-term debt with variable interest rates approximates its carrying value. The fair value of the Company’s long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding capital leases) were as follows:

	December 31, 2020		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,566	$3,865	$3,599	$3,793

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2020
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$6	$—	$6
Forward exchange contracts	—	10	—	10
Interest rate swaps	—	25	—	25
Total assets measured at fair value	$—	$41	$—	$41

Liabilities
Contingent purchase consideration liabilities	$—	$—	$19	$19
Commodity contracts	—	1	—	1
Forward exchange contracts	—	7	—	7
Total liabilities measured at fair value	$—	$8	$19	$27

	June 30, 2020
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$—	$8	$—	$8
Interest rate swaps	—	32	—	32
Total assets measured at fair value	$—	$40	$—	$40

Liabilities
Contingent purchase consideration liabilities	$—	$—	$15	$15
Commodity contracts	—	7	—	7
Forward exchange contracts	—	17	—	17
Total liabilities measured at fair value	$—	$24	$15	$39

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

    Contingent consideration obligations arise from business acquisitions. The Company's contingent consideration liabilities consist of an $11 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, with the $8 million balance relating to consideration for small business acquisitions where payments are contingent on the Company vacating a certain property or performance criteria. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecast related to contingent consideration are expected to be immaterial.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the unaudited condensed consolidated balance sheet.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. The Company measures certain assets, including technology intangible assets, equity method investments and other intangible assets at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.

The Company sold its equity method investment in AMVIG Holdings Limited ("AMVIG") on September 30, 2020. Refer to Note 16, "Disposals".

    Similar to the manner in which it tests other intangible assets, the Company tests technology intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their future cash flows. During the six months ended December 31, 2020 and 2019, there were no triggering events and therefore no technology intangible impairment charges recorded.

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

Interest Rate Risk

    The Company’s policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments, including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statement of income under other non-operating income, net.

    At December 31, 2020 and June 30, 2020, the Company had a notional amount of zero and $100 million cross-currency interest rate swaps outstanding, respectively. The Company did not designate the swaps as hedging instruments and thus changes in fair value were immediately recognized in earnings.

    As of December 31, 2020, and June 30, 2020, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $869 million and $837 million, respectively.

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

    As of December 31, 2020, and June 30, 2020, the notional amount of the outstanding forward contracts was $1.1 billion and $1.6 billion, respectively.

    The Company manages its currency exposure related to the net assets of its foreign operations primarily through borrowings denominated in the relevant currency. Foreign currency gains and losses from the remeasurement of external borrowings designated as net investment hedges of a foreign operation are recognized in AOCI, to the extent that the hedge is effective. The ineffective portion is immediately recognized in other non-operating income, net in the unaudited condensed consolidated statement of income. When a hedged net investment is disposed of, a percentage of the cumulative amount recognized in AOCI in relation to the hedged net investment is recognized in the unaudited condensed consolidated statement of income as part of the profit or loss on disposal.

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

    At December 31, 2020 and June 30, 2020, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

	December 31, 2020	June 30, 2020
Commodity	Volume	Volume
Aluminum	34,308 tons	44,944 tons
PET resin	24,981,002 lbs.	26,006,000 lbs.

    The following tables provide the location of derivative instruments in the unaudited condensed consolidated balance sheet:

($ in millions)	Balance Sheet Location	December 31, 2020	June 30, 2020
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$6	$—
Forward exchange contracts	Other current assets	4	2
Derivatives in fair value hedging relationships:
Interest rate swaps	Other current assets	7	—
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	6	6
Total current derivative contracts		23	8
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	18	32
Total non-current derivative contracts		18	32
Total derivative asset contracts		$41	$40

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$7
Forward exchange contracts	Other current liabilities	4	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	3	14
Total current derivative contracts		8	24
Total non-current derivative contracts		—	—
Total derivative liability contracts		$8	$24

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheet.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statement of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(1)	$(1)	$(4)	$(3)
Forward exchange contracts	Net sales	—	(1)	—	(1)
Treasury locks	Interest expense	—	—	(1)	—
Total		$(1)	$(2)	$(5)	$(4)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2020	2019	2020	2019
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$6	$—	$13	$—
Cross currency interest rate swaps	Other income, net	—	—	(4)	—
Total		$6	$—	$9	$—

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statement of Income	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2020	2019	2020	2019
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(8)	$(6)	$(9)	$(6)
Total		$(8)	$(6)	$(9)	$(6)

Note 9 - Trade Receivables, Net

Trade receivables, net is summarized as follows:

($ in millions)	December 31, 2020	June 30, 2020
Trade receivables, gross	$1,713	$1,651
Less: Allowance for doubtful accounts	(32)	(35)
Trade receivables, net	$1,681	$1,616

Allowance for Doubtful Accounts

    The changes in allowance for doubtful accounts, including expected credit losses, during the six months ended December 31, 2020 and 2019 were as follows:

	Six Months Ended December 31,
($ in millions)	2020	2019
Balance as of June 30	$(35)	$(34)
Impact of adoption of ASU 2016-13 ("CECL") (1)	(7)	—
Recoveries/(charges) to income	2	(3)
Write-offs	9	—
Foreign currency and other	(1)	1
Balance as of December 31	$(32)	$(36)
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

Note 10 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans include the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2020	2019	2020	2019
Service cost	$6	$6	$12	$12
Interest cost	10	13	20	25
Expected return on plan assets	(15)	(18)	(30)	(36)
Amortization of net loss	2	1	4	3
Amortization of prior service credit	—	—	—	(1)
Net periodic benefit cost	$3	$2	$6	$3

    Service cost is included in operating income. All other components of net periodic benefit cost other than service cost are recorded within other non-operating income, net.

Note 11 - Income Taxes

    The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year to date income before income taxes and equity in income of affiliated companies and adjusts for discrete tax items recorded in the period.

    The provision for income taxes for the three and six months ended December 31, 2020 and 2019 is based on the Company's projected annual effective tax rate for the respective fiscal years, adjusted for specific items that are required to be recognized in the period in which they are incurred.

    Income tax expense for the three and six months ended December 31, 2020 is $55 million and $116 million, respectively, compared to $45 million and $67 million for the three and six months ended December 31, 2019, respectively .

    The effective tax rate for the six months ended December 31, 2020 increased by 1.8 percentage points compared to the six months ended December 31, 2019, from 20.5% to 22.3%. The increase in the income tax provision and the effective tax rate was primarily related to lower tax benefits on integration and restructuring costs and the increase of operating income earned in higher tax jurisdictions.

Note 12 - Shareholders' Equity

    The changes in ordinary and treasury shares during the six months ended December 31, 2020 and 2019 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2019	1,626	$16	1	$(16)
Share buy-back/cancellations	(22)	—	—	—
Options exercised and shares vested	—	—	(1)	16
Purchase of treasury shares	—	—	1	(11)
Balance as of December 31, 2019	1,604	$16	1	$(11)

Balance as of June 30, 2020	1,569	$16	7	$(67)
Share buy-back/cancellations	(7)	—
Options exercised and shares vested	—	—	(2)	22
Balance as of December 31, 2020	1,562	$16	5	$(45)

    The changes in the components of accumulated other comprehensive income (loss) during the six months ended December 31, 2020 and 2019 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Income (Loss)
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2019	$(609)	$(11)	$(90)	$(12)	$(722)
Other comprehensive income (loss) before reclassifications	8	(2)	—	—	6
Amounts reclassified from accumulated other comprehensive income (loss)	9	—	2	3	14
Net current period other comprehensive income (loss)	17	(2)	2	3	20
Balance as of December 31, 2019	$(592)	$(13)	$(88)	$(9)	$(702)

Balance as of June 30, 2020	$(896)	$(14)	$(106)	$(34)	$(1,049)
Other comprehensive income (loss) before reclassifications	127	—	(2)	8	133
Amounts reclassified from accumulated other comprehensive income (loss)	25	—	4	4	33
Net current period other comprehensive income (loss)	152	—	2	12	166
Balance as of December 31, 2020	$(744)	$(14)	$(104)	$(22)	$(884)

    The following tables provide details of amounts reclassified from accumulated other comprehensive income (loss):

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2020	2019	2020	2019
Amortization of pension:
Amortization of prior service credit	$—	$—	$—	$(1)
Amortization of actuarial loss	2	1	4	3
Total before tax effect	2	1	4	2
Tax benefit on amounts reclassified into earnings	(1)	—	—	—
Total net of tax	$1	$1	$4	$2

(Gains) losses on cash flow hedges:
Commodity contracts	$1	$1	$4	$3
Forward exchange contracts	—	1	—	1
Treasury locks	—	—	1	—
Total before tax effect	1	2	5	4
Tax benefit on amounts reclassified into earnings	—	—	(1)	(1)
Total net of tax	$1	$2	$4	$3

(Gains) losses on foreign currency translation:
Foreign currency translation adjustment (1)	$—	$—	$25	$9
Total before tax effect	—	—	25	9
Tax benefit on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$—	$25	$9
(1) During the six months ended December 31, 2020, the Company recorded a gain on disposal of AMVIG and other non-core businesses. Upon completion of the sales, $25 million of accumulated foreign currency translation was transferred from accumulated other comprehensive income to earnings. Refer to Note 16, "Disposals" for more information on disposals. During the six months ended December 31, 2019, the Company recorded a loss on the sale of the EC Remedy of $9 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive income to earnings. Refer to Note 3, "Discontinued Operations" for more information on the sale of the EC Remedy.

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

    The accounting policies of the reportable segments are the same as those in the consolidated financial statements. During the first quarter of fiscal 2021, the Company revised the presentation of adjusted earnings before interest and tax ("Adjusted EBIT") from continuing operations in the reportable segments to include an allocation of certain research and development and selling, general and administrative expenses that management previously reflected in Other. The Company refines its expense allocation methodologies to the reportable segments periodically as more refined information becomes available and to align with industry or market changes. Corporate expenses are allocated to the reportable segments based primarily on direct attribution. Prior periods have been recast to conform to the new cost allocation methodology.

    The following table presents information about reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2020	2019	2020	2019
Sales including intersegment sales
Flexibles	$2,450	$2,415	$4,850	$4,846
Rigid Packaging	654	629	1,352	1,340
Total sales including intersegment sales	3,104	3,044	6,202	6,186

Intersegment sales
Flexibles	1	1	2	2
Rigid Packaging	—	—	—	—
Total intersegment sales	1	1	2	2

Net sales	$3,103	$3,043	$6,200	$6,184

Adjusted EBIT from continuing operations
Flexibles	341	320	653	602
Rigid Packaging	62	58	134	127
Other	(18)	(14)	(45)	(30)
Adjusted EBIT from continuing operations	385	364	743	699
Less: Material restructuring programs (1)	(25)	(24)	(39)	(41)
Less: Material acquisition costs and other (2)	(4)	(17)	(13)	(101)
Less: Amortization of acquired intangible assets from business combinations (3)	(41)	(41)	(82)	(109)
Less: Impact of hyperinflation (4)	(6)	(3)	(11)	(18)
Add: Net gain on disposals (5)	—	—	9	—
EBIT from continuing operations	310	279	608	430

Interest income	4	6	7	13
Interest expense	(37)	(52)	(77)	(112)
Equity in income of affiliated companies, net of tax	—	(3)	(19)	(5)
Income from continuing operations before income taxes and equity in income of affiliated companies	$277	$230	$519	$326
(1)Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and six months ended December 31, 2020 and 2019. Refer to Note 4, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Material acquisition costs and other includes Bemis transaction related costs and integration costs not qualifying as exit costs for the six months ended December 31, 2020. Material acquisition costs and other for the six months ended December 31, 2019 includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $43 million of Bemis transaction related costs and integration costs not qualifying as exit costs.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26 million of sales backlog amortization for the six months ended December 31, 2019 from the Bemis acquisition.
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

    The following tables disaggregates sales, excluding intersegment sales, information by geography in which the Company operates based on manufacturing or selling operation:

Net Sales	Three Months Ended December 31,
	2020			2019
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$894	$523	$1,417	$879	$484	$1,363
Latin America	219	131	350	249	145	394
Europe	938	—	938	904	—	904
Asia Pacific	398	—	398	382	—	382
Net sales	$2,449	$654	$3,103	$2,414	$629	$3,043

Net Sales	Six Months Ended December 31,
	2020			2019
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,794	$1,110	$2,904	$1,786	$1,069	$2,855
Latin America	446	242	688	512	271	783
Europe	1,832	—	1,832	1,790	—	1,790
Asia Pacific	776	—	776	756	—	756
Net sales	$4,848	$1,352	$6,200	$4,844	$1,340	$6,184

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2020	2019	2020	2019
Numerator
Net income attributable to Amcor plc	$219	$186	$417	$252
Distributed and undistributed earnings attributable to shares to be repurchased	(1)	—	(1)	—
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$218	$186	$416	$252
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$218	$186	$416	$260
Net income available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$—	$—	$—	$(8)

Denominator
Weighted-average ordinary shares outstanding	1,561.9	1,613.7	1,562.2	1,618.6
Weighted-average ordinary shares to be repurchased by Amcor plc	(2.0)	(0.3)	(2.0)	(0.5)
Weighted-average ordinary shares outstanding for EPS—basic	1,559.9	1,613.4	1,560.2	1,618.1
Effect of dilutive shares	10.0	2.0	7.4	1.7
Weighted-average ordinary shares outstanding for EPS—diluted	1,569.9	1,615.4	1,567.6	1,619.8

Per ordinary share income
Income from continuing operations	$0.140	$0.115	$0.267	$0.160
Income from discontinued operations	—	—	—	(0.005)
Basic earnings per ordinary share	$0.140	$0.115	$0.267	$0.155

Income from continuing operations	$0.139	$0.115	$0.265	$0.160
Income from discontinued operations	—	—	—	(0.005)
Diluted earnings per ordinary share	$0.139	$0.115	$0.265	$0.155
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three and six months ended December 31, 2020 represented an aggregate of 0.0 million and 11.4 million shares, respectively. The excluded share options for the three and six months ended December 31, 2019 represented an aggregate of 23.4 million and 20.4 million shares, respectively.

Note 15 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company will vigorously defend its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At December 31, 2020 and June 30, 2020, the Company has recorded accruals of $13 million and $12 million, respectively, included in other non-current liabilities in the unaudited condensed consolidated balance sheet, and has estimated a reasonably possible loss exposure in excess of the accrual of $19 million and $18 million, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of December 31, 2020, Amcor has provided letters of credit of $36 million, judicial insurance of $1 million, and deposited cash of $11 million with the courts to continue to defend the cases.

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

    In addition to the matters described above, the Company has also recorded aggregate accruals of $47 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

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

Legal Proceedings

    Two lawsuits brought by purported holders of Bemis stock against Bemis and Bemis directors and officers were pending in federal court in the U.S. District Court for the Southern District of New York, in which plaintiffs sought damages for alleged violations of the Securities Exchange Act of 1934, as amended, and U.S. Securities and Exchange Commission rules and regulations. Plaintiffs alleged a failure to disclose adequately information in the proxy statement issued in connection with the Amcor-Bemis merger. The cases are: Dixon, et al. v. Bemis Company, Inc. et al. and Stein v. Bemis Company, Inc. et al., which were instituted on April 15, 2019 and April 17, 2019, respectively. On March 10, 2020 the federal court in the U.S. District Court for the Southern District of New York consolidated the two pending cases into a single class action. On January 12, 2021, the court granted a motion to dismiss filed by Bemis and the other defendants and dismissed the case with prejudice.

In addition, a purported holder of Bemis stock filed a putative derivative suit in the Cole County Circuit Court, Nineteenth Judicial District of Missouri, against Bemis directors and Amcor, alleging that the directors breached fiduciary duties in connection with the Amcor-Bemis merger and that Amcor aided and abetted breaches of fiduciary duty. The case is Scarantino, et al. v. Amcor Limited, et al., which was instituted on April 19, 2019. On January 26, 2021, the plaintiff voluntarily dismissed the case.

Note 16 - Disposals

    During the six months ended December 31, 2020, the Company disposed of an equity method investment and other non-core businesses. The Company completed the sale of the equity method investment in AMVIG on September 30, 2020, realizing a net gain of $15 million, which was recorded in the line equity in income of affiliated companies, net of tax. The Company also completed the disposal of two non-core businesses in India and Argentina in the Flexibles segment during the first quarter of fiscal 2021, recording a loss on sale of $6 million, which was primarily driven by the reclassification of cumulative translation adjustments through the income statement that had previously been recorded in other comprehensive income.

Note 17 - Subsequent Events

    On February 2, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.1175 per share to be paid on March 16, 2021 to shareholders of record as of February 24, 2021. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from February 23, 2021 to February 24, 2021, inclusive.

On February 2, 2021, the Company's Board of Directors approved a $200 million buyback of ordinary shares and Chess Depositary Instruments ("CDIs"). Pursuant to this program, purchases of the Company's ordinary shares and CDIs will be made subject to market conditions and at prevailing market prices, through open market purchases. The Company expects to complete the share buyback within twelve months; however, the timing, volume and nature of repurchases may be amended, suspended or discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("M,D&A") should be read in conjunction with the Financial Statements and Notes to Condensed Consolidated Financial Statements. Throughout the M,D&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended December 31,				Six Months Ended December 31,
($ in millions)	2020		2019		2020		2019
Net sales	$3,103	100.0%	$3,043	100.0%	$6,200	100.0%	$6,184	100.0%
Cost of Sales	(2,452)	(79.0%)	(2,426)	(79.7%)	(4,895)	(79.0%)	(5,020)	(81.2%)

Gross profit	651	21.0%	617	20.3%	1,305	21.0%	1,164	18.8%

Operating expenses:
Selling, general, and administrative expenses	(308)	(9.9%)	(309)	(10.2%)	(637)	(10.3%)	(680)	(11.0%)
Research and development expenses	(23)	(0.7%)	(23)	(0.8%)	(49)	(0.8%)	(49)	(0.8%)
Restructuring and related expenses	(23)	(0.7%)	(24)	(0.8%)	(46)	(0.7%)	(42)	(0.7%)
Other income, net	10	0.3%	11	0.4%	10	0.2%	20	0.3%

Operating income	307	9.9%	272	8.9%	583	9.4%	413	6.7%

Interest income	4	0.1%	6	0.2%	7	0.1%	13	0.2%
Interest expense	(37)	(1.2%)	(52)	(1.7%)	(77)	(1.2%)	(112)	(1.8%)
Other non-operating income, net	3	0.1%	4	0.1%	6	0.1%	12	0.2%

Income from continuing operations before income taxes and equity in income of affiliated companies	277	8.9%	230	7.6%	519	8.4%	326	5.3%

Income tax expense	(55)	(1.8%)	(45)	(1.5%)	(116)	(1.9%)	(67)	(1.1%)
Equity in income of affiliated companies	—	—	3	0.1%	19	0.3%	5	0.1%

Income from continuing operations	222	7.2%	188	6.2%	422	6.8%	264	4.3%

Loss from discontinued operations	—	—	—	—	—	—	(8)	(0.1%)

Net income	$222	7.2%	$188	6.2%	$422	6.8%	$256	4.1%

Net income attributable to non-controlling interests	(3)	(0.1%)	(2)	(0.1%)	(5)	(0.1%)	(4)	(0.1%)

Net income attributable to Amcor plc	$219	7.1%	$186	6.1%	$417	6.7%	$252	4.1%

Overview

    Amcor is a global packaging company with total sales of approximately $12.5 billion in fiscal year 2020. We employ approximately 47,000 people across approximately 230 principal manufacturing sites in more than 40 countries, and are a leader in developing and producing a broad range of packaging products including flexible and rigid packaging, specialty cartons and closures. In fiscal year 2020, the majority of sales were made to the food, beverage, pharmaceutical, medical device, home and personal care, and other consumer goods end markets.

Significant Items Affecting the Periods Presented

Impact of COVID-19

    The 2019 Novel Coronavirus ("COVID-19") has resulted in a period of unprecedented uncertainty and challenges which did not abate in our second fiscal quarter. Amcor’s business is almost entirely exposed to end markets which have demonstrated the same resilience experienced through past economic cycles. Our scale and global footprint has enabled us to collaborate with customers and suppliers to meet volatile changes in demand and continue to service our customers. We believe we are well-positioned to continue to meet the challenges of the COVID-19 pandemic. However, we cannot reasonably estimate the duration and severity of this pandemic or its ultimate impact on the global economy and our operations and financial results. The ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, government imposed restrictions on consumer mobility and the pace of macroeconomic recovery in key global economies. Our priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees and effectively managing our operations and supply chains to meet the needs of our customers.

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

Operations and Supply Chain

    While we have experienced isolated disruptions to our operations to date, including in the second quarter of fiscal year 2021, our operations have largely been deemed as providing essential services and continue to supply our customers. However, we have experienced continued volatility in customer order patterns and could continue to experience significant volatility in the demand for our products in the future. Our facilities have largely been exempt from government mandated closure orders. While governmental measures may be modified, we expect that our facilities will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities.

    We have not experienced any material disruptions in our supply chain to date and continue to monitor the risk of customer, raw material and other supply chain disruptions.

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

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include $165 million of restructuring and related expenses and $35 million of general integration expenses. The restructuring and related expenses are comprised of approximately $90 million in employee related expenses, $25 million in fixed asset related expenses, $20 million in other restructuring and $30 million in restructuring related expenses. The Company estimates that net cash expenditures including asset disposal proceeds will be approximately $150 million, of which $115 million relates to restructuring and related expenditures. Cash payments for the six months ended December 31, 2020 were $31 million, of which $25 million were payments related to restructuring and related expenditures. Cash payments of approximately $50 million to $55 million are expected for the balance of the fiscal year with

$40 million to $45 million representing payments for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be completed by the end of fiscal year 2022.

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

    The Company's total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $115 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $75 million of the $115 million total costs will result in cash expenditures. Cash payments for the six months ended December 31, 2020 were $13 million, with approximately $5 million expected during the remainder of the fiscal year. The 2018 Rigid Packaging Restructuring Plan is expected to be substantially completed during fiscal 2021.

    For more information about our restructuring plans, refer to Note 4, "Restructuring Plans" of "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

High Inflation Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentinean subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended December 31, 2020 and 2019 resulted in a negative impact of $6 million and $3 million, respectively, and $11 million and $18 million in the six months ended December 31, 2020 and 2019, respectively, in foreign currency transaction losses that was reflected on the unaudited condensed consolidated statement of income.

Results of Operations - Three Months Ended December 31, 2020

Consolidated Results of Operations

	Three Months Ended December 31,
($ in millions, except per share data)	2020	2019
Net sales	$3,103	$3,043
Operating income	307	272
Operating profit as a percentage of net sales	9.9%	8.9%

Net income attributable to Amcor plc	$219	$186
Diluted Earnings Per Share	$0.139	$0.115

    Net sales increased $60 million, or approximately 2%, to $3,103 million for the three months ended December 31, 2020, from $3,043 million for the three months ended December 31, 2019. Excluding the impact of disposed operations of $13 million, or (0.4%), positive currency impacts of $11 million, or 0.4% and pass-through of lower raw material costs of $45 million, or (1.5%), the increase in net sales for the three months ended December 31, 2020 was $107 million or 3.5%, driven by favorable volumes of 3.7% and unfavorable price/mix of (0.2%).

    Net income attributable to Amcor plc increased $33 million, or 18%, to $219 million for the three months ended December 31, 2020, from $186 million for the three months ended December 31, 2019 mainly as a result of gross profit increases driven by sales improvement, Bemis acquisition synergies and reduced interest expense, partially offset by associated tax charges.

    Diluted earnings per share increased to $0.139 for the three months ended December 31, 2020, from $0.115 for the three months ended December 31, 2019, with the net income attributable to ordinary shareholders of Amcor plc increasing by 18% and the diluted weighted average number of shares outstanding decreasing 3% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The decrease in the diluted weighted average number of shares outstanding was due to repurchase of shares under announced share buyback programs.

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

    Flexibles Segment

    Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Three Months Ended December 31,
($ in millions)	2020	2019
Net sales including intersegment sales	$2,450	$2,415
Adjusted EBIT from continuing operations	341	320
Adjusted EBIT from continuing operations as a percentage of net sales	13.9%	13.3%

    Net sales including intersegment sales increased $35 million, or 1.4%, to $2,450 million for the three months ended December 31, 2020, from $2,415 million for the three months ended December 31, 2019. Excluding the impact of disposed operations of $13 million, or (0.5%), positive currency impacts of $27 million, or 1.1%, and pass-through of lower raw material costs of $6 million, or (0.2%), the increase in net sales including intersegment sales for the three months ended December 31, 2020 was $27 million, or 1.1%, driven by favorable volumes of 2.7% and unfavorable price/mix of (1.6%).

    Adjusted EBIT increased $21 million, or 6.5%, to $341 million for the three months ended December 31, 2020, from $320 million for the three months ended December 31, 2019. Excluding positive currency impacts of $1 million, or 0.3%, the increase in Adjusted EBIT for the three months ended December 31, 2020 was $20 million, or 6.2%, driven by plant cost improvements of 8.5%, favorable volumes of 3.8%, and favorable selling, general and administrative ("SG&A") and other cost impacts of 1.3%, partially offset by unfavorable price/mix of (7.4%).

    Rigid Packaging Segment

    Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products in the Americas.

	Three Months Ended December 31,
($ in millions)	2020	2019
Net sales including intersegment sales	$654	$629
Adjusted EBIT from continuing operations	62	58
Adjusted EBIT from continuing operations as a percentage of net sales	9.5%	9.2%

    Net sales including intersegment sales increased $25 million, or 3.9%, to $654 million for the three months ended December 31, 2020, from $629 million for the three months ended December 31, 2019. Excluding negative currency impacts of $16 million, or (2.5%) and pass-through of lower raw material costs of $39 million, or (6.2%), the increase in net sales including intersegment sales for the three months ended December 31, 2020 was $79 million, or 12.6%, driven by favorable volumes of 7.6%, and favorable price/mix of 5.0% including pricing to recover cost inflation in Latin America.

    Adjusted EBIT increased $4 million, or 7.3%, to $62 million for the three months ended December 31, 2020, from $58 million for the three months ended December 31, 2019. Excluding negative currency impacts of $3 million, or (5.9%), the increase in Adjusted EBIT for the three months ended December 31, 2020 was $8 million, or 13.3%, driven by favorable volumes of 12.7%, favorable price/mix of 9.6%, unfavorable plant costs of (2.9%) and unfavorable SG&A and other costs of (6.0%).

Consolidated Gross Profit

	Three Months Ended December 31,
($ in millions)	2020	2019
Gross profit	$651	$617
Gross profit as a percentage of net sales	21%	20%

    Gross profit increased by $34 million, or 6%, to $651 million for the three months ended December 31, 2020, from $617 million for the three months ended December 31, 2019. The increase was primarily driven by growth in sales volume in the Flexibles and Rigid Packaging reporting segments.

Consolidated Interest Expense

	Three Months Ended December 31,
($ in millions)	2020	2019
Interest expense	$(37)	$(52)
Interest expense as a percentage of net sales	(1%)	(2%)

    Interest expense decreased by $15 million to $37 million for the three months ended December 31, 2020, from $52 million for the three months ended December 31, 2019, mainly driven by use of commercial paper and lower interest rates and repayment of higher cost debt and term loans.

Results of Operations - Six Months Ended December 31, 2020

Consolidated Results of Operations

	Six Months Ended December 31,
($ in millions)	2020	2019
Net sales	$6,200	$6,184
Operating income	$583	$413
Operating profit as a percentage of net sales	9.4%	6.7%

Net income attributable to Amcor plc	$417	$252
Diluted Earnings Per Share	$0.265	$0.155

    Net sales increased $16 million, or 0.3%, to $6,200 million for the six months ended December 31, 2020, from $6,184 million for the six months ended December 31, 2019. Excluding the impact of disposed operations of $25 million, or (0.4%), negative currency impacts of $12 million, or (0.2%), and pass-through of lower raw material cost of $128 million, or (2.1%), the increase in net sales for the six months ended December 31, 2020 was $181 million, or 2.9%, driven by favorable volumes of 2.9% and flat price/mix.

    Net income attributable to Amcor plc increased $165 million, or 65%, to $417 million for the six months ended December 31, 2020, from $252 million for the six months ended December 31, 2019 mainly as a result of gross profit increases driven by sales improvement, Bemis acquisition synergies and lower transaction costs, and reduced interest expense, partially offset by associated tax charges.

    Diluted earnings per share increased to $0.265 for the six months ended December 31, 2020, from $0.155 for the six months ended December 31, 2019, with the net income attributable to ordinary shareholders of Amcor plc increasing by 65% and the diluted weighted average number of shares outstanding decreasing 3.2% for the six months ended December 31, 2020 compared to the six months ended December 31, 2019. The decrease in the diluted weighted average number of shares outstanding was due to repurchase of shares under announced share buyback programs.

Segment Results of Operations

    Flexibles Segment

    Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Six Months Ended December 31,
($ in millions)	2020	2019
Net sales including intersegment sales	$4,850	$4,845
Adjusted EBIT from continuing operations	$653	$602
Adjusted EBIT from continuing operations as a percentage of net sales	13.5%	12.4%

    Net sales including intersegment sales increased $5 million, or 0.1%, to $4,850 million for the six months ended December 31, 2020, from $4,845 million for the six months ended December 31, 2019. Excluding the impact of disposed operations of $25 million, or (0.5%), positive currency impacts of $20 million, or 0.4%, pass-through of lower raw material cost of $37 million, or (0.8%), the increase in net sales for the six months ended December 31, 2020 was $47 million, or 1.0%, driven by favorable volumes of 2.1% and unfavorable price/mix of (1.1%).

    Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") increased $51 million, or 8.4%, to $653 million for the six months ended December 31, 2020, from $602 million for the six months ended December 31, 2019. Excluding negative currency impacts of $1 million, or (0.2%), the increase in Adjusted EBIT for the six months ended December 31, 2020 was $52 million, or 8.6%, driven by plant cost improvements of 9.0%, favorable volumes of 3.6%, SG&A and other cost improvements of 1.7%, partially offset by unfavorable price/mix of (5.6%).

    Rigid Packaging Segment

    Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products.

	Six Months Ended December 31,
($ in millions)	2020	2019
Net sales including intersegment sales	$1,352	$1,340
Adjusted EBIT from continuing operations	$134	$127
Adjusted EBIT from continuing operations as a percentage of net sales	9.9%	9.5%

    Net sales including intersegment sales increased $12 million, or 0.9%, to $1,352 million for the six months ended December 31, 2020, from $1,340 million for the six months ended December 31, 2019. Excluding negative currency impacts of $32 million, or (2.4%) and pass-through of lower raw material costs of $91 million, or (6.8%), the increase in net sales including intersegment sales for the six months ended December 31, 2020 was $134 million, or 10.1%, driven by favorable volume of 5.6% and favorable price/mix of 4.5%.

    Adjusted EBIT increased $7 million, or 5.7%, to $134 million for the six months ended December 31, 2020, from $127 million for the six months ended December 31, 2019. Excluding negative currency impacts of $5 million, or (4.2%), the increase in Adjusted EBIT for the six months ended December 31, 2020 was $13 million, or 10.0%, driven primarily by favorable volumes of 8.9%, favorable price/mix of 7.6%, partially offset by unfavorable plant costs of (4.2%) and unfavorable SG&A and other costs of (2.3%).

Consolidated Gross Profit

	Six Months Ended December 31,
($ in millions)	2020	2019
Gross profit	$1,305	$1,164
Gross profit as a percentage of net sales	21.0%	18.8%

    Gross profit increased by $141 million, or 12.1%, to $1,305 million for the six months ended December 31, 2020, from $1,164 million for the six months ended December 31, 2019. The increase was primarily driven by growth in sales volume in the Flexibles and Rigid Packaging reporting segments and the non-recurrence of $52 million of amortization of purchase price accounting adjustments for the six months ended December 31, 2019.

Consolidated Selling, General and Administrative Expense

	Six Months Ended December 31,
($ in millions)	2020	2019
SG&A expenses	$(637)	$(680)
SG&A expenses as a percentage of net sales	(10.3%)	(11.0%)

    SG&A expenses decreased by $43 million, or 6.3%, to $637 million for the six months ended December 31, 2020, from $680 million for the six months ended December 31, 2019. The decrease was primarily due to one-off amortization of acquired customer backlog in the six months ended December 31, 2019.

Consolidated Restructuring and Related Expense

	Six Months Ended December 31,
($ in millions)	2020	2019
Restructuring and related expenses	$(46)	$(42)
Restructuring and related expenses as a percentage of net sales	(0.7%)	(0.7%)

    Restructuring and related expense increased by $4 million, or 9.5%, to $46 million for the six months ended December 31, 2020, from $42 million for the six months ended December 31, 2019. The increase was primarily driven by redundancy and restructuring costs in the Flexibles segment and restructuring activities in connection with the 2018 Rigid Packaging Restructuring Plan.

Consolidated Other Income, Net

	Six Months Ended December 31,
($ in millions)	2020	2019
Other income, net	$10	$20
Other income, net, as a percentage of net sales	0.2%	0.3%

    Other income, net decreased by $10 million, or 50.0%, to $10 million for the six months ended December 31, 2020, from $20 million for the six months ended December 31, 2019, mainly driven by the disposal of two non-core businesses.

Consolidated Interest Income

	Six Months Ended December 31,
($ in millions)	2020	2019
Interest income	$7	$13
Interest income as a percentage of net sales	0.1%	0.2%

    Interest income decreased by $6 million, or 46.2%, to $7 million for the six months ended December 31, 2020, from $13 million for the six months ended December 31, 2019, mainly driven by overall decreases in market interest rates.

Consolidated Interest Expense

	Six Months Ended December 31,
($ in millions)	2020	2019
Interest expense	$(77)	$(112)
Interest expense as a percentage of net sales	(1.2%)	(1.8%)

    Interest expense decreased by $35 million or 31.3%, to $77 million for the six months ended December 31, 2020, from $112 million for the six months ended December 31, 2019 mainly driven by use of commercial paper and lower interest rates and repayment of higher cost debt and term loans.

Consolidated Other Non-Operating Income, Net

	Six Months Ended December 31,
($ in millions)	2020	2019
Other non-operating income, net	$6	$12
Other non-operating income, net, as a percentage of net sales	0.1%	0.2%

    Other non-operating income, net decreased by $6 million to a $6 million gain for the six months ended December 31, 2020, from a $12 million gain for the six months ended December 31, 2019, mainly driven by impacts relating to the acquired Bemis pension plans.

Consolidated Income Tax Expense

	Six Months Ended December 31,
($ in millions)	2020	2019
Income tax expense	$(116)	$(67)
Effective income tax rate	22.3%	20.5%

    The Company computes its provision for income taxes by applying the estimated annual effective tax rate to year to date income before income taxes and equity in income of affiliated companies and adjusts for discrete tax items recorded in the period.

The provision for income taxes for the three and six months ended December 31, 2020 and 2019 is based on our projected annual effective tax rate for the respective fiscal years, adjusted for specific items that are required to be recognized in the period in which they are incurred.

    Income tax expense for the three and six months ended December 31, 2020 is $55 million and $116 million, respectively, compared to $45 million and $67 million for the three and six months ended December 31, 2019, respectively.

    The effective tax rate for the six months ended December 31, 2020 increased by 1.8 percentage points compared to the six months ended December 31, 2019, from 20.5% to 22.3%. The increase in the income tax provision and the effective tax rate was primarily related to lower tax benefits on integration and restructuring costs and the increase of operating income earned in higher tax jurisdictions.

Equity in Income of Affiliated Companies, Net of Tax

	Six Months Ended December 31,
($ in millions)	2020	2019
Equity in income of affiliated companies, net of tax	19	5

    Equity in income of affiliated companies, net of tax increased by $14 million for the six months ended December 31, 2020 due to the sale of the equity investment in AMVIG on September 30, 2020. For further information, refer to Note 16, "Disposals."

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

    A reconciliation of reported net income attributable to Amcor plc to adjusted EBIT from continuing operations and adjusted net income from continuing operations for the three and six months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2020	2019	2020	2019
Net income attributable to Amcor plc, as reported	$219	$186	$417	$252
Add: Net income attributable to non-controlling interests	3	2	5	4
Less: Loss from discontinued operations, net of tax	—	—	—	8
Income from continuing operations	222	188	422	264
Add: Income tax expense	55	45	116	67
Add: Interest expense	37	52	77	112
Less: Interest income	(4)	(6)	(7)	(13)
EBIT from continuing operations	310	279	608	430
Add: Material restructuring programs (1)	25	24	39	41
Add: Material acquisition costs and other (2)	4	17	13	101
Add: Amortization of acquired intangible assets from business combinations (3)	41	41	82	109
Add: Impact of hyperinflation (4)	6	3	11	18
Less: Net gain on disposals (5)	—	—	(9)	—
Adjusted EBIT from continuing operations	$385	$364	$743	$699
Less: Income tax expense	(55)	(45)	(116)	(67)
Add: Adjustments to income tax expense (6)	(19)	(16)	(29)	(56)
Less: Interest expense	(37)	(52)	(77)	(112)
Add: Interest income	4	6	7	13
Less: Net income attributable to non-controlling interests	(3)	(2)	(5)	(4)
Adjusted net income from continuing operations	$276	$255	$522	$473
(1)Material restructuring programs includes the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and six months ended December 31, 2020 and 2019. Refer to Note 4, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Material acquisition costs and other includes Bemis transaction related costs and integration costs not qualifying as exit costs for the three and six months ended December 31, 2020 and 2019. Material acquisition costs and other for the six months ended December 31, 2019 includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $43 million of Bemis transaction related costs and integration costs not qualifying as exit costs.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26 million of sales backlog amortization for the six months ended December 31, 2019 from the Bemis acquisition.
(4)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(5)Net gain on disposals includes the gain realized upon the disposal of AMVIG and other non-core businesses. Refer to Note 16, "Disposals" for more information about the Company's disposals.
(6)Net tax impact on items (1) through (5) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at December 31, 2020 and June 30, 2020 is as follows:

($ in millions)	December 31, 2020	June 30, 2020
Current portion of long-term debt	$13	$11
Short-term debt	40	195
Long-term debt, less current portion	6,432	6,028
Total debt	6,485	6,235
Less cash and cash equivalents	755	743
Net debt	$5,730	$5,492

Supplemental Guarantor Information

    Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Finance (USA), Amcor Flexibles North America, Inc. (formerly known as Bemis Company, Inc.) and Amcor UK Finance plc.

•4.500% Guaranteed Senior Notes due 2021 of Amcor Flexibles North America, Inc.
•3.100% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
•2.630% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
•3.625% Guaranteed Senior Notes due 2026 of Amcor Finance (USA), Inc.
•4.500% Guaranteed Senior Notes due 2028 of Amcor Finance (USA), Inc.
•1.125% Guaranteed Senior Notes due 2027 of Amcor UK Finance plc

    The three notes issued by Amcor Flexibles North America, Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd (formerly known as Amcor Limited), Amcor Finance (USA), Inc. and Amcor UK Finance plc. The two notes issued by Amcor Finance (USA), Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc. and Amcor UK Finance plc. The note issued by Amcor UK Finance plc is guaranteed by its parent entity, Amcor plc, and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc. and Amcor Finance (USA), Inc.

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

    Amcor Flexibles North America, Inc. is incorporated in Missouri in the United States, Amcor Finance (USA) Inc. is incorporated in Delaware in the United States, Amcor UK Finance plc is incorporated in England and Wales, United Kingdom and the guarantors are incorporated under the laws of Jersey, Australia, the United States, and England and Wales and, therefore, insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, Australian, United States or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable Notes or Guarantees, respectively.

    Set forth below is the summarized financial information of the combined Obligor Group made up of Amcor plc (as parent guarantor), Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc. and Amcor UK Finance plc (as subsidiary issuers of the notes and guarantors of each other’s notes) and Amcor Pty Ltd (as the remaining subsidiary guarantor).

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

Statement of Income for Obligor Group

($ in millions)	Six Months Ended December 31, 2020
Net sales - external	$465
Net sales - to subsidiaries outside the Obligor Group	2
Total net sales	467

Gross profit	88

Income from continuing operations (1)	809

Income (loss) from discontinued operations, net of tax	—

Net income	$809

Net (income) loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$809
(1)Includes $912 million net income from subsidiaries outside the Obligor Group mainly made up of intercompany dividend and interest income.

Balance Sheet for Obligor Group

(in millions)	December 31, 2020	June 30, 2020
Assets
Current assets - external	$440	$899
Current assets - due from subsidiaries outside the Obligor Group	118	136
Total current assets	558	1,035
Non-current assets - external	364	1,002
Non-current assets - due from subsidiaries outside the Obligor Group	13,235	12,405
Total non-current assets	13,599	13,407
Total assets	$14,157	$14,442
Liabilities
Current liabilities - external	$1,049	$1,647
Current liabilities - due from subsidiaries outside the Obligor Group	32	36
Total current liabilities	1,081	1,683
Non-current liabilities - external	6,853	6,074
Non-current liabilities - due from subsidiaries outside the Obligor Group	11,297	11,201
Total non-current liabilities	18,150	17,275
Total liabilities	$19,231	$18,958

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

    During the first six months of fiscal 2021, the company repaid €100 million Euro Private Placement Notes on September 1, 2020.

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

Overview

	Six Months Ended December 31,
($ in millions)	2020	2019	Change
Net cash provided by operating activities	$442	$342	$100
Net cash (used in)/provided by investing activities	(76)	194	(270)
Net cash used in financing activities	(409)	(442)	33

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash inflows provided by operating activities increased by $100 million, or 29%, to $442 million for the six months ended December 31, 2020, from $342 million for the six months ended December 31, 2019. The increase was mainly driven by inflows from increased net income offset by working capital outflows.

    Net Cash (Used in)/Provided by Investing Activities

    Net cash flow from investing activities decreased by $270 million, or 139%, to $76 million outflow for the six months ended December 31, 2020, from a $194 million inflow for the six months ended December 31, 2019. This decrease was primarily due to higher disposal proceeds in the prior period mainly from the EC Remedy related to the Bemis acquisition.

    Net Cash Used in Financing Activities

    Net cash outflow from financing activities decreased by $33 million to $409 million for the six months ended December 31, 2020, from a $442 million outflow for the six months ended December 31, 2019. This decrease was primarily due to higher share buy back payments in the prior period, partially offset by lower cash net debt drawdowns in the current period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of December 31, 2020, we were in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

    Our net debt as of December 31, 2020 and June 30, 2020 was $5.7 billion and $5.5 billion, respectively.

Available Financing

    As of December 31, 2020, we had undrawn credit facilities available in the amount of $1.3 billion. Our senior facilities are available to fund working capital, growth capital expenditures and refinancing obligations and are provided to us by four separate bank syndicates.

As of December 31, 2020, the revolving senior bank debt facilities had an aggregate limit of $4.1 billion, of which $2.8 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facilities mature between fiscal years 2022 and 2024.

Dividend Payments

    We declared and paid a $0.115 cash dividend per ordinary share during the first fiscal quarter which ended September 30, 2020 and a $0.1175 cash dividend per ordinary share during the second fiscal quarter which ended December 31, 2020.

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

Share Repurchases

On November 5, 2020, the Company's Board of Directors approved a $150 million buyback of ordinary shares and Chess Depositary Instruments ("CDIs"). During the six months ended December 31, 2020, we repurchased approximately $75 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 6.5 million shares. The shares repurchased as part of the program were canceled upon repurchase. During the six months ended December 31, 2019, we repurchased approximately $223 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 21.9 million shares. Additionally, on February 2, 2021, the Company's Board of Directors approved an additional $200 million buyback of ordinary shares and CDIs in the next twelve months.

We had cash outflows of zero and $11 million for the purchase of our shares in the open market during the six months ended December 31, 2020 and 2019, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of December 31, 2020, and June 30, 2020, we held treasury shares at cost of $45 million and $67 million, representing 4.5 million and 6.7 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended December 31, 2020. For additional information, refer to Note 7, "Fair Value Measurements," and Note 8, "Derivative Instruments," to the notes to our unaudited condensed consolidated financial statements and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation conducted, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2020, due to the existence of a material weakness in our internal control over financial reporting that was identified in our prospectus filed with the SEC on March 25, 2019 and is still being remediated, as described below.

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

Remediation Efforts to Address Material Weakness

    We are currently in the process of remediating the material weakness described above through a process to (i) develop and implement additional controls and procedures to reduce the number of segregation of duties conflicts within key IT systems, which includes the implementation of new security roles and the automation of segregation of duties monitoring where practical, (ii) design and implement additional compensating controls where necessary and (iii) develop training on segregation of duties. Given we operate many key ERP systems globally, this effort targeted the largest of these key systems in fiscal 2020 and has been expanded in fiscal 2021 to cover our remaining key systems. These enhanced processes, including the implementation of new mitigating controls, will effectively remediate the material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing in the second half of fiscal year 2021, that they are designed and operating effectively. We continue to expect that this material weakness will be fully remediated by the end of fiscal 2021. However, there is no assurance that this material weakness will be fully remediated by the end of fiscal 2021 given the severity and length of the 2019 Novel Coronavirus ("COVID-19") pandemic is unknown and the remediation timeline, while not significantly impacted to date, could be negatively impacted because of inefficiencies caused by COVID-19 limitations on travel, meetings and on-site work.

a)Changes in Internal Control Over Financial Reporting

    Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Share Repurchases

    Share repurchase activity during the three months ended December 31, 2020 were as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in USD):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
October 1 - 31, 2020	—	$—	—	$—
November 1 - 30, 2020	1,379	11.64	1,379	134
December 1 - 31, 2020	5,125	11.49	5,125	75
Total	6,504	$11.52	6,504

(1) On November 5, 2020, our Board of Directors approved a buyback program of $150 million of ordinary shares and CHESS Depositary Instruments ("CDIs") during the next twelve months. In addition, on February 2, 2021, our Board of Directors approved an additional $200 million buyback of ordinary shares and CDIs during the next twelve months. The timing, volume and nature of share repurchases may be amended, suspended or discontinued at any time.
(2) Average price paid per shares excludes costs associated with the repurchase.

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

AMCOR PLC

Date	February 4, 2021	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	February 4, 2021	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)