Form 10-Q
period 2021-03-31
Amcor plc
filed 2021-05-06
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of May 4, 2021, the registrant had 1,541,792,948 ordinary shares, $0.01 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

    This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "estimate," "potential," "outlook," or "continue," the negative of these words, other terms of similar meaning or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. None of Amcor or any of its respective directors, executive officers or advisors, provide any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

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

Part I - Financial Information
Item 1. Financial Statements
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2021	2020	2021	2020
Net sales	$3,207	$3,141	$9,407	$9,325
Cost of sales	(2,525)	(2,489)	(7,420)	(7,509)

Gross profit	682	652	1,987	1,816

Operating expenses:
Selling, general and administrative expenses	(325)	(354)	(962)	(1,034)
Research and development expenses	(25)	(25)	(74)	(74)
Restructuring and related expenses, net	24	(20)	(22)	(62)
Other income, net	17	18	27	38

Operating income	373	271	956	684

Interest income	3	5	10	18
Interest expense	(36)	(46)	(113)	(158)
Other non-operating income, net	1	6	7	18

Income from continuing operations before income taxes and equity in income of affiliated companies	341	236	860	562

Income tax expense	(71)	(56)	(187)	(123)
Equity in income of affiliated companies, net of tax	—	3	19	8

Income from continuing operations	270	183	692	447

Loss from discontinued operations, net of tax	—	—	—	(8)

Net income	$270	$183	$692	$439

Net income attributable to non-controlling interests	(3)	(2)	(8)	(6)

Net income attributable to Amcor plc	$267	$181	$684	$433

Basic earnings per share:
Income from continuing operations	$0.173	$0.114	$0.439	$0.274
Loss from discontinued operations	—	—	—	(0.005)
Net income	$0.173	$0.114	$0.439	$0.269

Diluted earnings per share:
Income from continuing operations	$0.173	$0.114	$0.438	$0.273
Loss from discontinued operations	—	—	—	(0.005)
Net income	$0.173	$0.114	$0.438	$0.269
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Net income	$270	$183	$692	$439
Other comprehensive income (loss):
Net gains (losses) on cash flow hedges, net of tax (a)	7	(29)	19	(26)
Foreign currency translation adjustments, net of tax (b)	(25)	(325)	127	(308)
Net investment hedge of foreign operations, net of tax (c)	—	(2)	—	(4)
Pension, net of tax (d)	2	—	4	2
Other comprehensive income (loss)	(16)	(356)	150	(336)
Total comprehensive income (loss)	254	(173)	842	103
Comprehensive income attributable to non-controlling interest	(2)	(2)	(8)	(6)
Comprehensive income (loss) attributable to Amcor plc	$252	$(175)	$834	$97

(a) Tax benefit (expense) related to cash flow hedges	$(2)	$2	$(4)	$1
(b) Tax benefit (expense) related to foreign currency translation adjustments	$—	$(8)	$8	$(8)
(c) Tax benefit related to net investment hedge of foreign operations	$—	$—	$—	$1
(d) Tax benefit related to pension adjustments	$—	$—	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions except share and per share data)	March 31, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$690	$743
Trade receivables, net	1,775	1,616
Inventories, net	1,876	1,832
Prepaid expenses and other current assets	429	344
Total current assets	4,770	4,535
Non-current assets:
Investments in affiliated companies	—	78
Property, plant and equipment, net	3,681	3,615
Operating lease assets	517	525
Deferred tax assets	140	135
Other intangible assets, net	1,874	1,994
Goodwill	5,393	5,339
Employee benefit assets	49	44
Other non-current assets	168	177
Total non-current assets	11,822	11,907
Total assets	$16,592	$16,442
Liabilities
Current liabilities:
Current portion of long-term debt	$13	$11
Short-term debt	94	195
Trade payables	1,986	2,171
Accrued employee costs	457	477
Other current liabilities	1,120	1,120
Total current liabilities	3,670	3,974
Non-current liabilities:
Long-term debt, less current portion	6,497	6,028
Operating lease liabilities	450	466
Deferred tax liabilities	662	672
Employee benefit obligations	381	392
Other non-current liabilities	227	223
Total non-current liabilities	8,217	7,781
Total liabilities	11,887	11,755

Commitments and contingencies (See Note 16)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000.0 million shares)
Issued (1,541.8 and 1,568.5 million shares, respectively)	15	16
Additional paid-in capital	5,193	5,480
Retained earnings	378	246
Accumulated other comprehensive loss	(899)	(1,049)
Treasury shares (4.0 and 6.7 million shares, respectively)	(40)	(67)
Total Amcor plc shareholders' equity	4,647	4,626
Non-controlling interest	58	61
Total shareholders' equity	4,705	4,687
Total liabilities and shareholders' equity	$16,592	$16,442
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2021	2020
Cash flows from operating activities:
Net income	$692	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	426	499
Net periodic benefit cost	9	5
Amortization of debt discount and deferred financing costs	7	4
Net gain on disposal of property, plant and equipment	(2)	(1)
Net gain on disposal of businesses	(46)	—
Equity in income of affiliated companies	(19)	(8)
Net foreign exchange loss	23	1
Share-based compensation	44	24
Other, net	(25)	39
Loss from hyperinflationary accounting for Argentine subsidiaries	25	32
Deferred income taxes, net	(7)	(130)
Dividends received from affiliated companies	4	7
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(514)	(441)
Net cash provided by operating activities	617	470
Cash flows from investing activities:
Purchase of property, plant and equipment and other intangible assets	(335)	(313)
Proceeds from divestitures	214	425
Proceeds from sales of property, plant and equipment and other intangible assets	6	5
Net cash (used in) provided by investing activities	(115)	117
Cash flows from financing activities:
Proceeds from issuance of shares	11	1
Purchase of treasury shares	—	(11)
Proceeds from (purchase of) non-controlling interest	(7)	5
Proceeds from issuance of long-term debt	2	1,201
Repayment of long-term debt	(121)	(2,094)
Net borrowing of commercial paper	503	1,816
Net repayment of short-term debt	(122)	(455)
Repayment of lease liabilities	(3)	(1)
Share buyback/cancellations	(308)	(478)
Dividends paid	(556)	(574)
Net cash used in financing activities	(601)	(590)

Effect of exchange rates on cash and cash equivalents	46	(61)

Net decrease in cash and cash equivalents	(53)	(64)
Cash and cash equivalents balance at beginning of year	743	602

Cash and cash equivalents balance at end of period	$690	$538

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$90	$134
Income taxes paid	$218	$226

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property and equipment, accrued but unpaid	$62	$60
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of December 31, 2019	$16	$5,783	$255	$(702)	$(11)	$63	$5,404
Net income			181			2	183
Other comprehensive loss				(356)			(356)
Share buyback/cancellations		(255)					(255)
Dividends declared ($0.115 per share)			(182)			(2)	(184)
Share-based compensation expense		11					11
Balance as of March 31, 2020	$16	$5,539	$254	$(1,058)	$(11)	$63	$4,803

Balance as of June 30, 2019	$16	$6,008	$324	$(722)	$(16)	$65	$5,675
Net income			433			6	439
Other comprehensive loss				(336)		—	(336)
Share buyback/cancellations		(478)					(478)
Dividends declared ($0.350 per share)			(561)			(13)	(574)
Options exercised and shares vested		(15)			16		1
Purchase of treasury shares					(11)		(11)
Share-based compensation expense		24					24
Change in non-controlling interest		—				5	5
Cumulative adjustment related to the adoption of ASC 842			58				58
Balance as of March 31, 2020	$16	$5,539	$254	$(1,058)	$(11)	$63	$4,803

Balance as of December 31, 2020	$16	$5,412	$293	$(884)	$(45)	$56	$4,848
Net income			267			3	270
Other comprehensive loss				(15)		(1)	(16)
Share buyback/cancellations	(1)	(232)					(233)
Dividends declared ($0.1175 per share)			(182)			—	(182)
Options exercised and shares vested		(3)			5		2
Share-based compensation expense		16					16
Balance as of March 31, 2021	$15	$5,193	378	$(899)	$(40)	$58	$4,705

Balance as of June 30, 2020	$16	$5,480	$246	$(1,049)	$(67)	$61	$4,687
Net income			684			8	692
Other comprehensive income				150		—	150
Share buyback/cancellations	(1)	(307)					(308)
Dividends declared ($0.350 per share)			(547)			(9)	(556)
Options exercised and shares vested		(16)			27		11
Share-based compensation expense		44					44
Change in non-controlling interest		(8)				(2)	(10)
Cumulative adjustment related to the adoption of ASC 326 (1)			(5)				(5)
Balance as of March 31, 2021	$15	$5,193	$378	$(899)	$(40)	$58	$4,705
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

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

    In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, which is guidance requiring financial assets, or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized using a loss methodology known as the current expected credit loss methodology ("CECL"). The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This updated guidance impacts loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance was effective for the Company on July 1, 2020 and was adopted using the modified retrospective approach. As a result, the Company changed its disclosures related to credit losses; refer to Note 9, "Trade Receivables, Net."

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

    In March 2020, the FASB issued optional expedients and exceptions to ease the potential burden in accounting for reference rate reform related to contract modifications, hedging relationships, and other transactions that reference the London

Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria. The Company is currently evaluating its agreements and the optional expedients provided by the new standard.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that all other ASUs not yet adopted to be either not applicable or are expected to have minimal impact on the Company's consolidated financial statements at this time.

Note 3 - Discontinued Operations

    On February 11, 2019, the Company received approval from the European Commission ("EC") for the acquisition of Bemis Company, Inc. ("Bemis"). A condition of the approval was an agreement to divest three Bemis medical packaging facilities located in the United Kingdom and Ireland ("EC Remedy"). Upon completion of the Bemis acquisition on June 11, 2019, the Company determined that the EC Remedy met the criteria to be classified as a discontinued operation, in accordance with ASC 205-20, "Discontinued Operations." The sale of the EC Remedy closed on August 8, 2019. The Company recorded a loss on the sale of $9 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive loss to earnings from discontinued operations upon sale of the EC Remedy.

The following table summarizes the results of the Company's discontinued operations:

	Nine Months Ended March 31,
($ in millions)	2021	2020
Net sales	$—	$16

Loss from discontinued operations	—	(7)
Tax expense on discontinued operations	—	(1)
Loss from discontinued operations, net of tax	$—	$(8)

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

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include approximately $160 million of restructuring and related expenses, net, and $40 million of general integration expenses. The Company estimates that net cash expenditures including disposal proceeds will be approximately $150 million, of which $40 million relates to general integration expense. As of March 31, 2021, the Company has incurred $94 million in employee related expenses, $28 million in fixed asset related expenses, $19 million in other restructuring and $22 million in restructuring related expenses, partially offset by a gain on disposal of a business of $52 million. The nine months ended March 31, 2021 resulted in net cash inflows of $26 million, including $78 million of business disposal proceeds, offset by $52 million of cash outflows, of which $45 million were payments related to restructuring and related expenditures. Cash payments of approximately $20 million to $30 million are expected for the balance of the fiscal year for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

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

    The Company's total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $120 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $75 million of the $120 million total costs will result in cash expenditures. Cash payments for the nine months ended March 31, 2021 were $17 million, with less than $5 million expected during the remainder of the fiscal year. The 2018 Rigid Packaging Restructuring Plan is expected to be substantially completed during fiscal year 2021.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charge related to these plans was a gain of $4 million and a charge of $1 million for the three months ended March 31, 2021 and 2020, respectively, and charges of $5 million and $2 million for the nine months ended March 31, 2021 and 2020, respectively. The Company's total incurred restructuring charge for Other Restructuring Plans primarily relates to the Flexibles reporting segment.

Consolidated Amcor Restructuring Plans

    The total costs incurred from the beginning of the Company's material restructuring plans are as follows:

($ in millions)	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan	Other Restructuring Plans	Total Restructuring and Related Expenses (1)
Fiscal year 2019 net charges to earnings	$64	$48	$19	$131
Fiscal year 2020 net charges to earnings	37	60	18	115
Fiscal year 2021 first quarter net charges to earnings	8	6	9	23
Fiscal year 2021 second quarter net charges to earnings	2	21	—	23
Fiscal year 2021 third quarter net charges to earnings	4	(24)	(4)	(24)
Expense incurred to date	$115	$111	$42	$268
(1)Total restructuring and related expenses includes restructuring related costs from the 2019 Bemis Integration Plan of $2 million, $15 million, $1 million, $4 million and $5 million for fiscal year 2019, fiscal year 2020, first quarter of fiscal year 2021, second quarter of fiscal year 2021 and third quarter of fiscal year 2021, respectively.

An analysis of the restructuring charges by type incurred follows:

	Three Months Ended		Nine Months Ended
($ in millions)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Employee costs	$8	$9	$33	$33
Fixed asset related costs	10	4	13	9
Other costs	5	5	18	13
Gain on sale of business	(52)	—	(52)	—
Total restructuring costs, net	$(29)	$18	$12	$55

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2020	$70	$3	$12	$85
Net charges to earnings	33	13	18	64
Cash paid	(39)	(5)	(27)	(71)
Non-cash and other	—	(11)	—	(11)
Foreign currency translation	2	—	(2)	—
Liability balance at March 31, 2021	$66	$—	$1	$67

    The costs related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as restructuring and related expenses. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities and other non-current liabilities.

Note 5 - Inventories, Net

    Inventories, net are summarized as follows:

($ in millions)	March 31, 2021	June 30, 2020
Raw materials and supplies	$818	$809
Work in process and finished goods	1,161	1,127
Less: inventory reserves	(103)	(104)
Total inventories, net	$1,876	$1,832

Note 6 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment are as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2020	$4,369	$970	$5,339
Disposals	(5)	—	(5)
Currency translation	52	7	59
Balance as of March 31, 2021	$4,416	$977	$5,393

Other Intangible Assets, Net

    The components of intangible assets are as follows:

	March 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,967	$(362)	$1,605
Computer software	221	(147)	74
Other (1)	325	(130)	195
Balance as of	$2,513	$(639)	$1,874

	June 30, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer relationships	$1,957	$(264)	$1,693
Computer software	218	(131)	87
Other (1)	321	(107)	214
Balance as of	$2,496	$(502)	$1,994
(1)Other includes $16 million for March 31, 2021 and June 30, 2020, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed and commercialized.

    Amortization expense for intangible assets during the three and nine months ended March 31, 2021 were $44 million and $134 million, respectively, and $47 million and $166 million, respectively, for the three and nine months ended March 31, 2020.

Note 7 - Fair Value Measurements

    The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
    The Company’s non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt and long-term debt. At March 31, 2021 and June 30, 2020, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term nature of these instruments.

    The fair value of long-term debt with variable interest rates approximates its carrying value. The fair value of the Company’s long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding capital leases) were as follows:

	March 31, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,516	$3,714	$3,599	$3,793

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2021
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$13	$—	$13
Forward exchange contracts	—	13	—	13
Interest rate swaps	—	19	—	19
Total assets measured at fair value	$—	$45	$—	$45

Liabilities
Contingent purchase consideration liabilities	$—	$—	$19	$19
Forward exchange contracts	—	8	—	8
Total liabilities measured at fair value	$—	$8	$19	$27

	June 30, 2020
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$—	$8	$—	$8
Interest rate swaps	—	32	—	32
Total assets measured at fair value	$—	$40	$—	$40

Liabilities
Contingent purchase consideration liabilities	$—	$—	$15	$15
Commodity contracts	—	7	—	7
Forward exchange contracts	—	17	—	17
Total liabilities measured at fair value	$—	$24	$15	$39

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

    Contingent consideration obligations arise from business acquisitions. The Company's contingent consideration liabilities consist of an $11 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, with the $8 million balance relating to consideration for small business acquisitions where payments are contingent on the Company vacating a certain property or performance criteria. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the unaudited condensed consolidated balance sheets.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. The Company measures certain assets, including technology intangible assets, equity method and other investments and other intangible assets at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections.

The Company sold its equity method investment in AMVIG Holdings Limited ("AMVIG") on September 30, 2020. Refer to Note 17, "Disposals."

    Similar to the manner in which it tests other intangible assets, the Company tests technology intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their future cash flows. During the three and nine months ended March 31, 2021 and 2020, there were no triggering events and therefore no technology intangible impairment charges recorded.

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

Interest Rate Risk

    The Company’s policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments, including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statements of income under other non-operating income, net.

    At March 31, 2021 and June 30, 2020, the Company had a notional amount of zero and $100 million cross-currency interest rate swaps outstanding, respectively. The Company did not designate the swaps as hedging instruments and thus changes in fair value were immediately recognized in earnings.

    As of March 31, 2021, and June 30, 2020, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $852 million and $837 million, respectively.

Foreign Currency Risk

    The Company manufactures and sells its products and finances its operations in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The purpose of the Company’s foreign currency hedging program is to manage the volatility associated with the changes in exchange rates.

    To manage this exchange rate risk, the Company utilizes forward contracts. Contracts that qualify for hedge accounting are designated as cash flow hedges of certain forecasted transactions denominated in foreign currencies. The effective portion of the changes in fair value of these instruments is reported in accumulated other comprehensive loss ("AOCI") and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is recognized in earnings over the life of the hedging relationship in the same unaudited condensed consolidated statements of income line item as the underlying hedged item. Changes in the fair value of forward contracts that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statements of income.

    As of March 31, 2021, and June 30, 2020, the notional amount of the outstanding forward contracts was $1.1 billion and $1.6 billion, respectively.

    The Company manages its currency exposure related to the net assets of its foreign operations primarily through borrowings denominated in the relevant currency. Foreign currency gains and losses from the remeasurement of external borrowings designated as net investment hedges of a foreign operation are recognized in AOCI, to the extent that the hedge is effective. The ineffective portion is immediately recognized in other non-operating income, net in the unaudited condensed consolidated statements of income. When a hedged net investment is disposed of, a percentage of the cumulative amount recognized in AOCI in relation to the hedged net investment is recognized in the unaudited condensed consolidated statements of income as part of the profit or loss on disposal.

Commodity Risk

    Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. The Company's policy is to minimize exposure to price volatility by passing through the commodity price risk to customers, including through the use of fixed price swaps. The Company purchases on behalf of customers fixed price commodity swaps to offset the exposure of price volatility on the underlying sales contracts. These instruments are cash closed out on maturity and the related cost or benefit is passed through to customers. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the unaudited condensed consolidated statements of income when the forecasted transaction is realized.

    At March 31, 2021 and June 30, 2020, the Company had the following outstanding commodity contracts to hedge forecasted purchases:

	March 31, 2021	June 30, 2020
Commodity	Volume	Volume
Aluminum	29,793 tons	44,944 tons
PET resin	14,813,550 lbs.	26,006,000 lbs.

    The following tables provide the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	March 31, 2021	June 30, 2020
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$13	$—
Forward exchange contracts	Other current assets	3	2
Derivatives in fair value hedging relationships:
Interest rate swaps	Other current assets	4	—
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	10	6
Total current derivative contracts		30	8
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	15	32
Total non-current derivative contracts		15	32
Total derivative asset contracts		$45	$40

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$—	$7
Forward exchange contracts	Other current liabilities	4	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	4	14
Total current derivative contracts		8	24
Total non-current derivative contracts		—	—
Total derivative liability contracts		$8	$24

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$1	$(1)	$(3)	$(4)
Forward exchange contracts	Net sales	—	—	—	(1)
Treasury locks	Interest expense	(1)	—	(2)	—
Total		$—	$(1)	$(5)	$(5)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2021	2020	2021	2020
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$3	$(4)	$16	$(4)
Cross currency interest rate swaps	Other income, net	—	2	(4)	2
Total		$3	$(2)	$12	$(2)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2021	2020	2021	2020
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(5)	$8	$(14)	$2
Total		$(5)	$8	$(14)	$2

Note 9 - Trade Receivables, Net

Trade receivables, net is summarized as follows:

($ in millions)	March 31, 2021	June 30, 2020
Trade receivables, gross	$1,804	$1,651
Less: Allowance for doubtful accounts	(29)	(35)
Trade receivables, net	$1,775	$1,616

Allowance for Doubtful Accounts

    The changes in allowance for doubtful accounts, including expected credit losses, during the nine months ended March 31, 2021 and 2020 were as follows:

	Nine Months Ended March 31,
($ in millions)	2021	2020
Balance as of June 30	$(35)	$(34)
Impact of adoption of ASU 2016-13 ("CECL") (1)	(7)	—
Recoveries/(charges) to income	3	(6)
Write-offs	10	—
Foreign currency and other	—	3
Balance as of March 31	$(29)	$(37)
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

Note 10 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans includes the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Service cost	$7	$7	$19	$19
Interest cost	9	12	29	37
Expected return on plan assets	(14)	(18)	(44)	(54)
Amortization of actuarial loss	2	1	6	4
Amortization of prior service credit	(1)	—	(1)	(1)
Net periodic benefit cost	$3	$2	$9	$5

    Service cost is included in operating income. All other components of net periodic benefit cost other than service cost are recorded within other non-operating income, net.

Note 11 - Debt

On March 30, 2021, the Company amended its three, four and five-year syndicated facility agreements which collectively provide for $3.75 billion of facilities, each dated April 30, 2019. The amendments extend the maturity date of each of the facility agreements by one year. The borrowing commitment amount of each of the facility agreements did not change as a result of the amendments. Among other changes, the amendments added customary LIBOR benchmark replacement language, removed the financial covenant requiring the Company to comply with a minimum net interest expense coverage ratio, increased the maximum permitted leverage ratio and permitted further increases in the Company's leverage ratio at the Company's election after the consummation of certain qualified transactions by the Company.

Note 12 - Income Taxes

    The provision for income taxes for the three and nine months ended March 31, 2021 and 2020 is based on the Company’s estimated annual effective tax rate for the respective fiscal years before income taxes and equity in income of affiliated companies and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    Income tax expense for the three and nine months ended March 31, 2021 is $71 million and $187 million, respectively, compared to $56 million and $123 million for the three and nine months ended March 31, 2020, respectively.

    The effective tax rate for the nine months ended March 31, 2021, decreased by 0.2 percentage points compared to the nine months ended March 31, 2020, from 21.9% to 21.7%.

Note 13 - Shareholders' Equity

    The changes in ordinary and treasury shares during the nine months ended March 31, 2021 and 2020 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2019	1,626	$16	1	$(16)
Share buy-back/cancellations	(52)	—	—	—
Options exercised and shares vested	—	—	(1)	16
Purchase of treasury shares	—	—	1	(11)
Balance as of March 31, 2020	1,574	$16	1	$(11)

Balance as of June 30, 2020	1,569	$16	7	$(67)
Share buy-back/cancellations	(27)	(1)
Options exercised and shares vested	—	—	(3)	27
Balance as of March 31, 2021	1,542	$15	4	$(40)

    The changes in the components of accumulated other comprehensive loss during the nine months ended March 31, 2021 and 2020 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2019	$(609)	$(11)	$(90)	$(12)	$(722)
Other comprehensive income (loss) before reclassifications	(317)	(4)	(1)	(30)	(352)
Amounts reclassified from accumulated other comprehensive loss	9	—	3	4	16
Net current period other comprehensive income (loss)	(308)	(4)	2	(26)	(336)
Balance as of March 31, 2020	$(917)	$(15)	$(88)	$(38)	$(1,058)

Balance as of June 30, 2020	$(896)	$(14)	$(106)	$(34)	$(1,049)
Other comprehensive income (loss) before reclassifications	101	—	(1)	15	115
Amounts reclassified from accumulated other comprehensive loss	26	—	5	4	35
Net current period other comprehensive income (loss)	127	—	4	19	150
Balance as of March 31, 2021	$(769)	$(14)	$(102)	$(15)	$(899)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Amortization of pension:
Amortization of prior service credit	$(1)	$—	$(1)	$(1)
Amortization of actuarial loss	2	1	6	4
Total before tax effect	1	1	5	3
Tax benefit on amounts reclassified into earnings	—	—	—	—
Total net of tax	$1	$1	$5	$3

(Gains) losses on cash flow hedges:
Commodity contracts	$(1)	$1	$3	$4
Forward exchange contracts	—	—	—	1
Treasury locks	1	—	2	—
Total before tax effect	—	1	5	5
Tax benefit on amounts reclassified into earnings	—	—	(1)	(1)
Total net of tax	$—	$1	$4	$4

(Gains) losses on foreign currency translation:
Foreign currency translation adjustment (1)	$1	$—	$26	$9
Total before tax effect	1	—	26	9
Tax benefit on amounts reclassified into earnings	—	—	—	—
Total net of tax	$1	$—	$26	$9
(1) During the nine months ended March 31, 2021, the Company recorded a gain on disposal of AMVIG and other non-core businesses. Upon completion of the sales, $26 million of accumulated foreign currency translation was transferred from accumulated other comprehensive income to earnings. Refer to Note 17, "Disposals" for more information on disposals. During the nine months ended March 31, 2020, the Company recorded a loss on the sale of the EC Remedy of $9 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive loss to earnings. Refer to Note 3, "Discontinued Operations" for more information on the sale of the EC Remedy.

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

    The accounting policies of the reportable segments are the same as those in the consolidated financial statements. During the first quarter of fiscal 2021, the Company revised the presentation of adjusted earnings before interest and tax ("Adjusted EBIT") from continuing operations in the reportable segments to include an allocation of certain research and development and selling, general and administrative expenses that management previously reflected in Other. The Company refines its expense allocation methodologies to the reportable segments periodically as more relevant information becomes available and to align with industry or market changes. Corporate expenses are allocated to the reportable segments based primarily on direct attribution. Prior periods have been recast to conform to the new cost allocation methodology.

    The following table presents information about reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Sales including intersegment sales
Flexibles	$2,500	$2,434	$7,350	$7,280
Rigid Packaging	707	707	2,059	2,047
Total sales including intersegment sales	3,207	3,141	9,409	9,327

Intersegment sales
Flexibles	—	—	2	2
Rigid Packaging	—	—	—	—
Total intersegment sales	—	—	2	2

Net sales	$3,207	$3,141	$9,407	$9,325

Adjusted EBIT from continuing operations
Flexibles	$352	$317	$1,005	$919
Rigid Packaging	75	70	209	197
Other	(25)	(27)	(70)	(57)
Adjusted EBIT from continuing operations	402	360	1,144	1,059
Less: Material restructuring programs (1)	23	(19)	(16)	(60)
Less: Material acquisition costs and other (2)	(4)	(15)	(17)	(116)
Less: Amortization of acquired intangible assets from business combinations (3)	(40)	(41)	(121)	(150)
Less: Impact of hyperinflation (4)	(7)	(5)	(17)	(23)
Add: Net gain on disposals (5)	—	—	9	—
EBIT from continuing operations	374	280	982	710

Interest income	3	5	10	18
Interest expense	(36)	(46)	(113)	(158)
Equity in income of affiliated companies, net of tax	—	(3)	(19)	(8)
Income from continuing operations before income taxes and equity in income of affiliated companies	$341	$236	$860	$562
(1)Material restructuring programs includes restructuring and related expenses for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and nine months ended March 31, 2021 and 2020. Refer to Note 4, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Material acquisition costs and other includes Bemis transaction related costs and integration costs not qualifying as exit costs for the nine months ended March 31, 2021. Material acquisition costs and other for the nine months ended March 31, 2020 includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $58 million of Bemis transaction related costs and integration costs not qualifying as exit costs.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26 million of sales backlog amortization for the nine months ended March 31, 2020 from the Bemis acquisition.
(4)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(5)Net gain on disposals includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 17, "Disposals" for more information about the Company's disposals.

    The following tables disaggregates sales, excluding intersegment sales, information by geography in which the Company operates based on manufacturing or selling operation:

Net Sales	Three Months Ended March 31,
	2021			2020
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$933	$575	$1,508	$924	$577	$1,501
Latin America	222	132	354	232	130	362
Europe	953	—	953	928	—	928
Asia Pacific	392	—	392	350	—	350
Net sales	$2,500	$707	$3,207	$2,434	$707	$3,141

Net Sales	Nine Months Ended March 31,
	2021			2020
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$2,727	$1,685	$4,412	$2,710	$1,646	$4,356
Latin America	668	374	1,042	744	401	1,145
Europe	2,785	—	2,785	2,718	—	2,718
Asia Pacific	1,168	—	1,168	1,106	—	1,106
Net sales	$7,348	$2,059	$9,407	$7,278	$2,047	$9,325

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2021	2020	2021	2020
Numerator
Net income attributable to Amcor plc	$267	$181	$684	$433
Distributed and undistributed earnings attributable to shares to be repurchased	—	—	(1)	—
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$267	$181	$683	$433
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$267	$181	$683	$441
Net income available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$—	$—	$—	$(8)

Denominator
Weighted-average ordinary shares outstanding	1,550.8	1,594.7	1,558.4	1,610.7
Weighted-average ordinary shares to be repurchased by Amcor plc	(2.0)	(1.0)	(2.0)	(1.0)
Weighted-average ordinary shares outstanding for EPS—basic	1,548.8	1,593.7	1,556.4	1,609.7
Effect of dilutive shares	1.5	1.0	5.4	1.5
Weighted-average ordinary shares outstanding for EPS—diluted	1,550.3	1,594.7	1,561.8	1,611.2

Per ordinary share income
Income from continuing operations	$0.173	$0.114	$0.439	$0.274
Income from discontinued operations	—	—	—	(0.005)
Basic earnings per ordinary share	$0.173	$0.114	$0.439	$0.269

Income from continuing operations	$0.173	$0.114	$0.438	$0.273
Income from discontinued operations	—	—	—	(0.005)
Diluted earnings per ordinary share	$0.173	$0.114	$0.438	$0.269
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three and nine months ended March 31, 2021, represented an aggregate of 1.8 million and 8.2 million shares, respectively. The excluded share options for the three and nine months ended March 31, 2020, represented an aggregate of 53.6 million and 31.4 million shares, respectively.

Note 16 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At March 31, 2021 and June 30, 2020, the Company has recorded accruals of $11 million and $12 million, respectively, included in other non-current liabilities in the unaudited condensed consolidated balance sheets, and has estimated a reasonably possible loss exposure in excess of the accrual of $18 million at March 31, 2021 and June 30, 2020, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of March 31, 2021, Amcor has provided letters of credit of $32 million, judicial insurance of $1 million, and deposited cash of $10 million with the courts to continue to defend the cases.

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

    In addition to the matters described above, the Company has also recorded aggregate accruals of $50 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

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

Other Matters

    In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. While the potential financial impact with respect to these ordinary course matters is subject to many factors and uncertainties, management believes that any financial impact to the Company from these matters, individually and in the aggregate, would not have a material adverse effect on the Company's financial position or results of operation.

Note 17 - Disposals

    During the nine months ended March 31, 2021, the Company disposed of an equity method investment and other non-core businesses. The Company completed the sale of the equity method investment in AMVIG on September 30, 2020, realizing a net gain of $15 million, which was recorded in the line equity in income of affiliated companies, net of tax. The Company also completed the disposal of two non-core businesses in India and Argentina in the Flexibles segment during the first quarter of fiscal 2021, recording a loss on sale of $6 million, which was primarily driven by the reclassification of cumulative translation adjustments through the income statements that had previously been recorded in other comprehensive income. During the three and nine months ended March 31, 2021, as part of optimizing its portfolio under the Bemis Integration restructuring plan, the Company completed the disposal of a non-core European hospital supplies business which is part of the Flexibles reporting segment. The resulting gain from the sale has been recorded in the line restructuring and related expenses, net. Refer to Note 4, "Restructuring Plans."

Note 18 - Subsequent Events

    On May 4, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.1175 per share to be paid on June 15, 2021 to shareholders of record as of May 26, 2021. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from May 25, 2021 to May 26, 2021, inclusive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("M,D&A") should be read in conjunction with the Financial Statements and Notes to Condensed Consolidated Financial Statements. Throughout the M,D&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended March 31,				Nine Months Ended March 31,
($ in millions)	2021		2020		2021		2020
Net sales	$3,207	100.0%	$3,141	100.0%	$9,407	100.0%	$9,325	100.0%
Cost of sales	(2,525)	(78.7%)	(2,489)	(79.2%)	(7,420)	(78.9%)	(7,509)	(80.5%)

Gross profit	682	21.3%	652	20.8%	1,987	21.1%	1,816	19.5%

Operating expenses:
Selling, general and administrative expenses	(325)	(10.1%)	(354)	(11.3%)	(962)	(10.2%)	(1,034)	(11.1%)
Research and development expenses	(25)	(0.8%)	(25)	(0.8%)	(74)	(0.8%)	(74)	(0.8%)
Restructuring and related expenses, net	24	0.7%	(20)	(0.6%)	(22)	(0.2%)	(62)	(0.7%)
Other income, net	17	0.5%	18	0.6%	27	0.3%	38	0.4%

Operating income	373	11.6%	271	8.6%	956	10.2%	684	7.3%

Interest income	3	0.1%	5	0.2%	10	0.1%	18	0.2%
Interest expense	(36)	(1.1%)	(46)	(1.5%)	(113)	(1.2%)	(158)	(1.7%)
Other non-operating income, net	1	—%	6	0.2%	7	0.1%	18	0.2%

Income from continuing operations before income taxes and equity in income of affiliated companies	341	10.6%	236	7.5%	860	9.1%	562	6.0%

Income tax expense	(71)	(2.2%)	(56)	(1.8%)	(187)	(2.0%)	(123)	(1.3%)
Equity in income of affiliated companies, net of tax	—	—	3	0.1%	19	0.2%	8	0.1%

Income from continuing operations	270	8.4%	183	5.8%	692	7.4%	447	4.8%

Loss from discontinued operations, net of tax	—	—	—	—	—	—	(8)	(0.1%)

Net income	$270	8.4%	$183	5.8%	$692	7.4%	$439	4.7%

Net income attributable to non-controlling interests	(3)	(0.1%)	(2)	(0.1%)	(8)	(0.1%)	(6)	(0.1%)

Net income attributable to Amcor plc	$267	8.3%	$181	5.8%	$684	7.3%	$433	4.6%

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

Significant Items Affecting the Periods Presented

Impact of COVID-19

    The 2019 Novel Coronavirus ("COVID-19") has resulted in a period of historic uncertainty and challenges with the extent and severity of the pandemic continuing to vary among the various regions in which we operate. Amcor’s business is almost entirely exposed to end markets which have demonstrated the same resilience experienced through past economic cycles. Our scale and global footprint has enabled us to collaborate with customers and suppliers to meet volatile changes in demand and continue to service our customers. We believe we are well-positioned to continue to meet the challenges of the COVID-19 pandemic. However, we cannot reasonably estimate the duration and severity of this pandemic or its ultimate impact on the global economy and our operations and financial results. The ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, government imposed restrictions on consumer mobility and the pace of macroeconomic recovery in key global economies. Our priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees and effectively managing our operations and supply chains to meet the needs of our customers.

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

Operations and Supply Chain

    While we have experienced isolated disruptions to our operations to date, our manufacturing facilities have largely been deemed as providing essential services and continue to supply our customers. We also have not experienced any material disruptions in our supply chain to date as a result of COVID-19. However, we have experienced continued volatility in customer order patterns and could continue to experience significant volatility in the demand for our products in the future. Our facilities have largely been exempt from government mandated closure orders. While governmental measures may be modified, we expect that our facilities will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities.

During the third fiscal quarter of 2021, there were significant winter storms across the southern United States and other global factors which resulted in supply disruptions of certain resins and raw materials and increased price volatility of certain raw materials across many of the regions in which we operate for both of our reportable segments. We were able to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues and the impact on our third quarter fiscal 2021 results was not material. While we expect to continue to be able to successfully navigate through any supply disruptions and raw material price volatility during the fourth fiscal quarter of 2021, future weather events and other factors, including disruption of transportation systems for our products, are inherently uncertain and could have an adverse impact on our operating results.

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

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $200 million. The total 2019 Bemis Integration Plan costs include approximately $160 million of restructuring and related expenses, net, and $40 million of general integration expenses. The Company estimates that net cash expenditures including disposal proceeds will be approximately $150 million, of which $40 million relates to general integration expense. As of March 31, 2021, the Company has incurred $94 million in employee related expenses, $28 million in fixed asset related expenses, $19 million in other restructuring and $22 million in restructuring related expenses, partially offset by a gain on disposal of a business of $52 million. The nine months ended March 31, 2021, resulted in net cash inflows of $26 million, including $78 million of business disposal proceeds, offset by $52 million of cash outflows, of which $45 million were payments related to restructuring and related expenditures. Cash payments of approximately $20 million to $30 million are expected for the balance of the fiscal year for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

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

    The Company's total 2018 Rigid Packaging Restructuring Plan pre-tax restructuring costs are expected to be approximately $120 million with the main component being the cost to exit manufacturing facilities and employee related costs. The Company estimates that approximately $75 million of the $120 million total costs will result in cash expenditures. Cash payments for the nine months ended March 31, 2021 were $17 million, with less than $5 million expected during the remainder of the fiscal year. The 2018 Rigid Packaging Restructuring Plan is expected to be substantially completed during fiscal 2021.

    For more information about our restructuring plans, refer to Note 4, "Restructuring Plans" of "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

High Inflation Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentinean subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended March 31, 2021 and 2020 resulted in a negative impact of $7 million and $5 million, respectively, and $17 million and $23 million in the nine months ended March 31, 2021 and 2020, respectively, in foreign currency transaction losses that was reflected on the unaudited condensed consolidated statements of income.

Results of Operations - Three Months Ended March 31, 2021

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions, except per share data)	2021	2020
Net sales	$3,207	$3,141
Operating income	373	271
Operating profit as a percentage of net sales	11.6%	8.6%

Net income attributable to Amcor plc	$267	$181
Diluted Earnings Per Share	$0.173	$0.114

    Net sales increased $66 million, or approximately 2%, to $3,207 million for the three months ended March 31, 2021, from $3,141 million for the three months ended March 31, 2020. Excluding the impact of disposed operations of $19 million, or (0.6%), positive currency impacts of $62 million, or 2.0% and pass-through of raw material costs of $16 million, or 0.5%, the increase in net sales for the three months ended March 31, 2021 was $7 million or 0.2%, driven by favorable price mix of 0.6% and unfavorable volumes of (0.4%).

    Net income attributable to Amcor plc increased $86 million, or 48%, to $267 million for the three months ended March 31, 2021, from $181 million for the three months ended March 31, 2020 mainly as a result of gross profit margin improvement, Bemis acquisition related synergies and lower restructuring costs and reduced interest expense, partially offset by associated tax charges.

    Diluted earnings per share increased to $0.173 for the three months ended March 31, 2021, from $0.114 for the three months ended March 31, 2020, with the net income attributable to ordinary shareholders of Amcor plc increasing by 48% and the diluted weighted average number of shares outstanding decreasing 3% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in the diluted weighted average number of shares outstanding was due to repurchase of shares under announced share buyback programs.

Segment Results of Operations

    During the first quarter of fiscal 2021, management has revised the presentation of adjusted earnings before interest and tax ("Adjusted EBIT") from continuing operations in the reportable segments to include an allocation of certain research and development and selling, general and administrative expenses that management previously reflected in Other. Prior periods have been recast to conform to the new cost allocation methodology. For further discussion, refer to Note 14, "Segments."

    Flexibles Segment

    Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Three Months Ended March 31,
($ in millions)	2021	2020
Net sales including intersegment sales	$2,500	$2,434
Adjusted EBIT from continuing operations	352	317
Adjusted EBIT from continuing operations as a percentage of net sales	14.1%	13.0%

    Net sales including intersegment sales increased $66 million, or 2.7%, to $2,500 million for the three months ended March 31, 2021, from $2,434 million for the three months ended March 31, 2020. Excluding the impact of disposed operations of $19 million, or (0.8%), positive currency impacts of $70 million, or 2.9%, and pass-through of raw material costs of $23 million, or 1.0%, the decrease in net sales including intersegment sales for the three months ended March 31, 2021, was $9 million, or (0.4%), driven by favorable price/mix of 0.4% and unfavorable volumes of (0.8%).

    Adjusted EBIT increased $35 million, or 11.1%, to $352 million for the three months ended March 31, 2021, from $317 million for the three months ended March 31, 2020. Excluding the impact of disposed operations of $1 million, or (0.2%), positive currency impacts of $8 million, or 2.4%, the increase in Adjusted EBIT for the three months ended March 31, 2021, was $28 million, or 8.9%, driven by plant cost improvements of 10.5%, favorable selling, general and administrative ("SG&A") and other cost impacts of 4.4%, partially offset by unfavorable price/mix of (4.7%), and unfavorable volumes of (1.3%).

    Rigid Packaging Segment

    Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products in the Americas.

	Three Months Ended March 31,
($ in millions)	2021	2020
Net sales including intersegment sales	$707	$707
Adjusted EBIT from continuing operations	75	70
Adjusted EBIT from continuing operations as a percentage of net sales	10.6%	9.9%

    Net sales including intersegment sales were stable at $707 million for the three months ended March 31, 2021, when compared with the three months ended March 31, 2020. Excluding negative currency impacts of $8 million, or (1.3%) and pass-through of raw material costs of $7 million, or (0.9%), the increase in net sales including intersegment sales for the three months ended March 31, 2021 was $15 million, or 2.2%, driven by favorable volumes of 1.2%, and favorable price/mix of 1.0%.

    Adjusted EBIT increased $5 million, or 6.7%, to $75 million for the three months ended March 31, 2021, from $70 million for the three months ended March 31, 2020. Excluding negative currency impacts of $1 million, or (1.4%), the increase in Adjusted EBIT for the three months ended March 31, 2021 was $6 million, or 8.3%, driven by favorable volumes of 1.8%, favorable price/mix of 7.8%, favorable plant costs of 2.6%, and unfavorable SG&A and other costs of (3.9%).

Consolidated Gross Profit

	Three Months Ended March 31,
($ in millions)	2021	2020
Gross profit	$682	$652
Gross profit as a percentage of net sales	21%	21%

    Gross profit increased by $30 million, or 4.6%, to $682 million for the three months ended March 31, 2021, from $652 million for the three months ended March 31, 2020. The increase was primarily driven by growth in sales volume in the Rigid Packaging reporting segment and the favorable impact of Bemis related synergies and other cost improvements.

Consolidated Selling, General and Administrative Expense

	Three Months Ended March 31,
($ in millions)	2021	2020
SG&A expenses	$(325)	$(354)
SG&A expenses as a percentage of net sales	(10.1%)	(11.3%)

    SG&A expenses decreased by $29 million, or 8.2%, to $325 million for the three months ended March 31, 2021, from $354 million for the three months ended March 31, 2020. The decrease was primarily due to delivery of synergies associated with the Bemis acquisition and other savings initiatives.

Consolidated Restructuring and Related Expenses, Net

	Three Months Ended March 31,
($ in millions)	2021	2020
Restructuring and related expenses, net	$24	$(20)
Restructuring and related expenses, net, as a percentage of net sales	0.7%	(0.6%)

    Restructuring and related expenses, net, decreased by $44 million to an income of $24 million for the three months ended March 31, 2021, from a net expense of $20 million for the three months ended March 31, 2020. The decrease was primarily driven by the gain on disposal of a non-core European hospital supplies business of $52 million.

Consolidated Interest Expense

	Three Months Ended March 31,
($ in millions)	2021	2020
Interest expense	$(36)	$(46)
Interest expense as a percentage of net sales	(1%)	(1%)

    Interest expense decreased by $10 million to $36 million for the three months ended March 31, 2021, from $46 million for the three months ended March 31, 2020, mainly driven by use of commercial paper and lower floating interest rates and repayment of higher cost debt and term loans.

Results of Operations - Nine Months Ended March 31, 2021

Consolidated Results of Operations

	Nine Months Ended March 31,
($ in millions)	2021	2020
Net sales	$9,407	$9,325
Operating income	$956	$684
Operating profit as a percentage of net sales	10.2%	7.3%

Net income attributable to Amcor plc	$684	$433
Diluted Earnings Per Share	$0.438	$0.269

    Net sales increased $82 million, or 0.9%, to $9,407 million for the nine months ended March 31, 2021, from $9,325 million for the nine months ended March 31, 2020. Excluding the impact of disposed operations of $44 million, or (0.5%), positive currency impacts of $51 million, or 0.5%, and pass-through of raw material cost of $112 million, or (1.2%), the increase in net sales for the nine months ended March 31, 2021 was $187 million, or 2.0%, driven by favorable volumes of 1.8% and favorable price/mix of 0.2%.

    Net income attributable to Amcor plc increased $251 million, or 58%, to $684 million for the nine months ended March 31, 2021, from $433 million for the nine months ended March 31, 2020 mainly as a result of gross profit increases driven by sales improvement, Bemis acquisition related synergies and lower transaction costs, and reduced interest expense, partially offset by associated tax charges.

    Diluted earnings per share increased to $0.438 for the nine months ended March 31, 2021, from $0.269 for the nine months ended March 31, 2020, with the net income attributable to ordinary shareholders of Amcor plc increasing by 58% and the diluted weighted average number of shares outstanding decreasing 3.1% for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. The decrease in the diluted weighted average number of shares outstanding was due to repurchase of shares under announced share buyback programs.

Segment Results of Operations

    Flexibles Segment

    Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Nine Months Ended March 31,
($ in millions)	2021	2020
Net sales including intersegment sales	$7,350	$7,280
Adjusted EBIT from continuing operations	$1,005	$919
Adjusted EBIT from continuing operations as a percentage of net sales	13.7%	12.6%

    Net sales including intersegment sales increased $70 million, or 1.0%, to $7,350 million for the nine months ended March 31, 2021, from $7,280 million for the nine months ended March 31, 2020. Excluding the impact of disposed operations of $44 million, or (0.6%), positive currency impacts of $90 million, or 1.2%, pass-through of raw material cost of $14 million, or (0.2%), the increase in net sales for the nine months ended March 31, 2021 was $38 million, or 0.5%, driven by favorable volumes of 1.1% and unfavorable price/mix of (0.6%).

    Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") increased $86 million, or 9.4%, to $1,005 million for the nine months ended March 31, 2021, from $919 million for the nine months ended March 31, 2020. Excluding the impact of disposed operations of $1 million, or (0.1%), positive currency impacts of $6 million, or 0.7%, the increase in Adjusted EBIT for the nine months ended March 31, 2021 was $80 million, or 8.7%, driven by plant cost improvements of 9.5%, SG&A and other cost improvements of 2.6%, favorable volumes of 1.9%, partially offset by unfavorable price/mix of (5.3%).

    Rigid Packaging Segment

    Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products.

	Nine Months Ended March 31,
($ in millions)	2021	2020
Net sales including intersegment sales	$2,059	$2,047
Adjusted EBIT from continuing operations	$209	$197
Adjusted EBIT from continuing operations as a percentage of net sales	10.1%	9.6%

    Net sales including intersegment sales increased $12 million, or 0.6%, to $2,059 million for the nine months ended March 31, 2021, from $2,047 million for the nine months ended March 31, 2020. Excluding negative currency impacts of $39 million, or (1.9%) and pass-through of raw material costs of $98 million, or (4.8%), the increase in net sales including intersegment sales for the nine months ended March 31, 2021 was $149 million, or 7.3%, driven by favorable volume of 4.1% and favorable price/mix of 3.2%.

    Adjusted EBIT increased $12 million, or 5.9%, to $209 million for the nine months ended March 31, 2021, from $197 million for the nine months ended March 31, 2020. Excluding negative currency impacts of $6 million, or (3.3%), the increase in Adjusted EBIT for the nine months ended March 31, 2021 was $18 million, or 9.4%, driven primarily by favorable volumes of 6.4%, favorable price/mix of 7.7%, partially offset by unfavorable plant costs of (1.8%) and unfavorable SG&A and other costs of (2.8%).

Consolidated Gross Profit

	Nine Months Ended March 31,
($ in millions)	2021	2020
Gross profit	$1,987	$1,816
Gross profit as a percentage of net sales	21.1%	19.5%

    Gross profit increased by $171 million, or 9.4%, to $1,987 million for the nine months ended March 31, 2021, from $1,816 million for the nine months ended March 31, 2020. The increase was primarily driven by growth in sales volume in the Flexibles and Rigid Packaging reporting segments and the non-recurrence of $52 million of amortization of purchase price accounting adjustments for the nine months ended March 31, 2020.

Consolidated Selling, General and Administrative Expense

	Nine Months Ended March 31,
($ in millions)	2021	2020
SG&A expenses	$(962)	$(1,034)
SG&A expenses as a percentage of net sales	(10.2%)	(11.1%)

    SG&A expenses decreased by $72 million, or 7.0%, to $962 million for the nine months ended March 31, 2021, from $1,034 million for the nine months ended March 31, 2020. The decrease was primarily due to one-off amortization of acquired customer backlog in the nine months ended March 31, 2020, together with impact of synergies and other savings.

Consolidated Restructuring and Related Expenses, Net

	Nine Months Ended March 31,
($ in millions)	2021	2020
Restructuring and related expenses, net	$(22)	$(62)
Restructuring and related expenses, net, as a percentage of net sales	(0.2%)	(0.7%)

    Restructuring and related expenses, net, decreased by $40 million, or 64.5%, to $22 million for the nine months ended March 31, 2021, from $62 million for the nine months ended March 31, 2020. The decrease was primarily driven by a gain on disposal of a non-core European hospital supplies business of $52 million.

Consolidated Other Income, Net

	Nine Months Ended March 31,
($ in millions)	2021	2020
Other income, net	$27	$38
Other income, net, as a percentage of net sales	0.3%	0.4%

    Other income, net decreased by $11 million, or 28.9%, to $27 million for the nine months ended March 31, 2021, from $38 million for the nine months ended March 31, 2020, mainly driven by a loss on disposal of two non-core businesses.

Consolidated Interest Income

	Nine Months Ended March 31,
($ in millions)	2021	2020
Interest income	$10	$18
Interest income as a percentage of net sales	0.1%	0.2%

    Interest income decreased by $8 million, or 44.4%, to $10 million for the nine months ended March 31, 2021, from $18 million for the nine months ended March 31, 2020, mainly driven by overall decreases in market interest rates.

Consolidated Interest Expense

	Nine Months Ended March 31,
($ in millions)	2021	2020
Interest expense	$(113)	$(158)
Interest expense as a percentage of net sales	(1.2%)	(1.7%)

    Interest expense decreased by $45 million or 28.5%, to $113 million for the nine months ended March 31, 2021, from $158 million for the nine months ended March 31, 2020 mainly driven by use of commercial paper and lower floating interest rates and repayment of higher cost debt and term loans.

Consolidated Other Non-Operating Income, Net

	Nine Months Ended March 31,
($ in millions)	2021	2020
Other non-operating income, net	$7	$18
Other non-operating income, net, as a percentage of net sales	0.1%	0.2%

    Other non-operating income, net decreased by $11 million to a $7 million gain for the nine months ended March 31, 2021, from a $18 million gain for the nine months ended March 31, 2020, mainly driven by lower expected return on Pension assets partially offset by lower pension interest.

Consolidated Income Tax Expense

	Nine Months Ended March 31,
($ in millions)	2021	2020
Income tax expense	$(187)	$(123)
Effective income tax rate	21.7%	21.9%

    The provision for income taxes for the three and nine months ended March 31, 2021 and 2020 is based on the Company’s estimated annual effective tax rate for the respective fiscal years before income taxes and equity in income of affiliated companies and adjusted for specific items that are required to be recognized in the period in which they are incurred.

Income tax expense for the three and nine months ended March 31, 2021 is $71 million and $187 million, respectively, compared to $56 million and $123 million for the three and nine months ended March 31, 2020, respectively.

    The effective tax rate for the nine months ended March 31, 2021 decreased by 0.2 percentage points compared to the nine months ended March 31, 2020, from 21.9% to 21.7%.

Equity in Income of Affiliated Companies, Net of Tax

	Nine Months Ended March 31,
($ in millions)	2021	2020
Equity in income of affiliated companies, net of tax	19	8

    Equity in income of affiliated companies, net of tax increased by $11 million for the nine months ended March 31, 2021 due to the sale of the equity investment in AMVIG on September 30, 2020. For further information, refer to Note 17, "Disposals."

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

    A reconciliation of reported net income attributable to Amcor plc to adjusted EBIT from continuing operations and adjusted net income from continuing operations for the three and nine months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2021	2020	2021	2020
Net income attributable to Amcor plc, as reported	$267	$181	$684	$433
Add: Net income attributable to non-controlling interests	3	2	8	6
Add: Loss from discontinued operations, net of tax	—	—	—	8
Income from continuing operations	270	183	692	447
Add: Income tax expense	71	56	187	123
Add: Interest expense	36	46	113	158
Less: Interest income	(3)	(5)	(10)	(18)
EBIT from continuing operations	374	280	982	710
Add: Material restructuring programs (1)	(23)	19	16	60
Add: Material acquisition costs and other (2)	4	15	17	116
Add: Amortization of acquired intangible assets from business combinations (3)	40	41	121	150
Add: Impact of hyperinflation (4)	7	5	17	23
Less: Net gain on disposals (5)	—	—	(9)	—
Adjusted EBIT from continuing operations	$402	$360	$1,144	$1,059
Less: Income tax expense	(71)	(56)	(187)	(123)
Less: Adjustments to income tax expense (6)	(12)	(16)	(41)	(71)
Less: Interest expense	(36)	(46)	(113)	(158)
Add: Interest income	3	5	10	18
Less: Net income attributable to non-controlling interests	(3)	(2)	(8)	(6)
Adjusted net income from continuing operations	$283	$245	$805	$719
(1)Material restructuring programs includes restructuring and related expenses for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and nine months ended March 31, 2021 and 2020. Refer to Note 4, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Material acquisition costs and other includes Bemis transaction related costs and integration costs not qualifying as exit costs for the three and nine months ended March 31, 2021 and 2020. Material acquisition costs and other for the nine months ended March 31, 2020 includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $58 million of Bemis transaction related costs and integration costs not qualifying as exit costs.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26 million of sales backlog amortization for the nine months ended March 31, 2020 from the Bemis acquisition.
(4)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(5)Net gain on disposals includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 17, "Disposals" for more information about the Company's disposals.
(6)Net tax impact on items (1) through (5) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at March 31, 2021 and June 30, 2020 is as follows:

($ in millions)	March 31, 2021	June 30, 2020
Current portion of long-term debt	$13	$11
Short-term debt	94	195
Long-term debt, less current portion	6,497	6,028
Total debt	6,604	6,235
Less cash and cash equivalents	690	743
Net debt	$5,914	$5,492

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

Statement of Income for Obligor Group

($ in millions)	Nine Months Ended March 31, 2021
Net sales - external	$698
Net sales - to subsidiaries outside the Obligor Group	4
Total net sales	702

Gross profit	136

Income from continuing operations (1)	665

Income (loss) from discontinued operations, net of tax	—

Net income	$665

Net (income) loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$665
(1)Includes $724 million net income from subsidiaries outside the Obligor Group mainly made up of intercompany dividend and interest income.

Balance Sheets for Obligor Group

(in millions)	March 31, 2021	June 30, 2020
Assets
Current assets - external	$512	$899
Current assets - due from subsidiaries outside the Obligor Group	68	136
Total current assets	580	1,035
Non-current assets - external	362	1,002
Non-current assets - due from subsidiaries outside the Obligor Group	13,039	12,405
Total non-current assets	13,401	13,407
Total assets	$13,981	$14,442
Liabilities
Current liabilities - external	$1,092	$1,647
Current liabilities - due from subsidiaries outside the Obligor Group	14	36
Total current liabilities	1,106	1,683
Non-current liabilities - external	6,928	6,074
Non-current liabilities - due from subsidiaries outside the Obligor Group	11,205	11,201
Total non-current liabilities	18,133	17,275
Total liabilities	$19,239	$18,958

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

    During the nine months ended March 31, 2021, the company repaid €100 million Euro Private Placement Notes on September 1, 2020.

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

Overview

	Nine Months Ended March 31,
($ in millions)	2021	2020	Change
Net cash provided by operating activities	$617	$470	$147
Net cash (used in) provided by investing activities	(115)	117	(232)
Net cash used in financing activities	(601)	(590)	(11)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities increased by $147 million, or 31%, to $617 million for the nine months ended March 31, 2021, from $470 million for the nine months ended March 31, 2020. The increase was mainly driven by inflows from increased net income, partially offset by working capital outflows.

    Net Cash (Used in) Provided by Investing Activities

    Net cash flow from investing activities decreased by $232 million, or 198%, to $115 million outflow for the nine months ended March 31, 2021, from a $117 million inflow for the nine months ended March 31, 2020. This decrease was primarily due to higher disposal proceeds in the prior period mainly from the EC Remedy related to the Bemis acquisition.

    Net Cash Used in Financing Activities

    Net cash outflow from financing activities increased by $11 million to $601 million for the nine months ended March 31, 2021, from a $590 million outflow for the nine months ended March 31, 2020. This increase was primarily due to higher cash net debt drawdowns in the prior period, partially offset by lower share buy back payments in the current period.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of March 31, 2021, we were in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

    Our net debt as of March 31, 2021 and June 30, 2020 was $5.9 billion and $5.5 billion, respectively.

Available Financing

    As of March 31, 2021, we had undrawn credit facilities available in the amount of $1.2 billion. Our senior facilities are available to fund working capital, growth capital expenditures and refinancing obligations and are provided to us by four separate bank syndicates.

During the quarter ending March 31, 2021, we extended $3.75 billion in aggregate amount of our 3-, 4-, and 5-year revolving credit facilities via a one-year extension option to April 2023, 2024, and 2025, respectively. In addition to extending maturities, we also amended credit terms of the revolving facilities, which among other changes, modified the debt covenant basis. The amendments removed the financial covenant requiring compliance with a minimum net interest expense coverage ratio, increased maximum permitted leverage ratio and permit further increases at our election after we would consummate certain qualified transactions.

As of March 31, 2021, the revolving senior bank debt facilities had an aggregate limit of $4.1 billion, of which $2.9 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facilities mature between fiscal years 2022 and 2025.

Dividend Payments

    We declared and paid a $0.1150 cash dividend per ordinary share during the first fiscal quarter which ended September 30, 2020, a $0.1175 cash dividend per ordinary share during the second fiscal quarter which ended December 31, 2020, and a $0.1175 cash dividend per ordinary share during the third fiscal quarter which ended March 31, 2021.

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

Share Repurchases

On November 5, 2020, the Company's Board of Directors approved a $150 million buyback of ordinary shares and Chess Depositary Instruments ("CDIs"). Additionally, on February 2, 2021, the Company's Board of Directors approved an additional $200 million buyback of ordinary shares and CDIs in the next twelve months. During the nine months ended March 31, 2021, we repurchased approximately $308 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 26.7 million shares. The shares repurchased as part of the program were canceled upon repurchase. During the nine months ended March 31, 2020, we repurchased approximately $478 million of ordinary shares and CDIs in the aggregate, which value includes transaction costs, or 51.5 million shares.

We had cash outflows of zero and $11 million for the purchase of our shares in the open market during the nine months ended March 31, 2021 and 2020, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of March 31, 2021, and June 30, 2020, we held treasury shares at cost of $40 million and $67 million, representing 4.0 million and 6.7 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three and nine months ended March 31, 2021. For additional information, refer to Note 7, "Fair Value Measurements," and Note 8, "Derivative Instruments," to the notes to our unaudited condensed consolidated financial statements and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation conducted, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2021, due to the existence of a material weakness in our internal control over financial reporting that was identified in our prospectus filed with the SEC on March 25, 2019 and is still being remediated, as described below.

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

Remediation Efforts to Address Material Weakness

    We are in the process of remediating the material weakness described above and have (i) developed and implemented additional controls and procedures to reduce the number of segregation of duties conflicts within key IT systems, which includes the implementation of new security roles and the automation of segregation of duties monitoring where practical, (ii) designed and implemented additional compensating controls where necessary and (iii) developed training on segregation of duties. Given we operate many key ERP systems globally, this effort targeted the largest of these key systems in fiscal 2020 and has been expanded in fiscal 2021 to cover our remaining key systems. These enhanced processes, including the implementation of new mitigating controls, will effectively remediate the material weakness, but the material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing to be completed in the fourth fiscal quarter of 2021, that they are designed and operating effectively. We continue to expect that this material weakness will be fully remediated by the end of fiscal 2021. However, there is no assurance that this material weakness will be fully remediated by the end of fiscal 2021.

a)Changes in Internal Control Over Financial Reporting

    Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Share Repurchases

    Share repurchase activity during the three months ended March 31, 2021 was as follows (in USD millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in USD):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
January 1 - 31, 2021	—	$—	—	$75
February 1 - 28, 2021	8,689	11.41	8,689	176
March 1 - 31, 2021	11,496	11.57	11,496	43
Total	20,185	$11.50	20,185

(1) On November 5, 2020, our Board of Directors approved a buyback program of $150 million of ordinary shares and CHESS Depositary Instruments ("CDIs") during the following twelve months. In addition, on February 2, 2021, our Board of Directors approved an additional $200 million buyback of ordinary shares and CDIs during the following twelve months. The timing, volume and nature of share repurchases may be amended, suspended or discontinued at any time.
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

Exhibit		Description
22		Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1		Chief Executive Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Chief Financial Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date	May 6, 2021	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	May 6, 2021	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)