Form 10-K
period 2021-06-30
Amcor plc
filed 2021-08-24
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

    The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed by reference to the closing price of such shares as of the last business day of the registrant’s most recently completed second quarter, was $18.4 billion.

    As of August 20, 2021, the Registrant had 1,538,319,792 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Amcor plc definitive Proxy Statement for its 2021 Annual Shareholder Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Amcor plc’s fiscal year end.

Amcor plc
Annual Report on Form 10-K

Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Annual Report on Form 10-K refer to Amcor plc and its consolidated subsidiaries.

    This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "estimate," "potential," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. None of Amcor or any of its respective directors, executive officers or advisors, provide any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

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
•the failure to successfully integrate acquisitions in the expected time frame;
•challenges to or the loss of our intellectual property rights;
•adverse impacts from the ongoing 2019 Novel Coronavirus ("COVID-19") pandemic or other similar outbreaks on Amcor and its customers, suppliers, employees, and the geographic markets in which Amcor and its customers operate;
•challenging current and future global economic conditions;
•impact of operating internationally;
•price fluctuations or shortages in the availability of raw materials, energy and other inputs, which could adversely affect our business;
•production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic downturn;
•a failure or disruption in our information technology systems;
•an inability to attract and retain key personnel;
•costs and liabilities related to current and future environmental and health and safety laws and regulations;
•labor disputes;
•the possibility that the phase out of the London Interbank Offered Rate ("LIBOR") causes our interest expense to increase;
•foreign exchange rate risk;
•an increase in interest rates;
•a significant increase in our indebtedness or a downgrade in our credit rating that could increase our borrowing costs and negatively affect our financial condition and results of operations;
•a failure to hedge effectively against adverse fluctuations in interest rates and foreign exchange rates;
•a significant write-down of goodwill and/or other intangible assets;
•our need to maintain an effective system of internal control over financial reporting;
•an inability of our insurance policies, including our use of a captive insurance company, to provide adequate protection against all of the risks we face;
•litigation, including product liability claims, or regulatory developments;
•increasing scrutiny and changing expectations with respect to our Environmental, Social, and Governance ("ESG") policies resulting in additional costs or exposure to additional risks;
•changing government regulations in environmental, health, and safety matters;
•changes in tax laws or changes in our geographic mix of earnings; and
•our ability to develop and successfully introduce new products and to develop, acquire, and retain intellectual property rights.

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

PART I

Item 1. - Business

The Company

    Amcor plc (ARBN 630 385 278) is a holding company originally incorporated under Arctic Jersey Limited as a limited company under the Laws of the Bailiwick of Jersey in July 2018, in order to effect our combination with Bemis Company, Inc. On October 10, 2018, Arctic Jersey Limited was renamed "Amcor plc" and became a public limited company incorporated under the Laws of the Bailiwick of Jersey.

Bemis Company, Inc. Acquisition

    On June 11, 2019, we completed the acquisition of Bemis Company, Inc. ("Bemis"), a global manufacturer of flexible packaging products, pursuant to the definitive merger agreement (the "Agreement") between Amcor Limited and Bemis dated August 6, 2018. Under the terms of the Agreement, Bemis shareholders received 5.1 Amcor shares for each share of Bemis stock and Amcor shareholders received one Amcor CHESS Depositary Instrument ("CDI") for each share of Amcor Limited stock issued and outstanding. Upon completion of the transaction, the Amcor shares were registered with the Securities and Exchange Commission ("SEC") and traded on the New York Stock Exchange ("NYSE") under the symbol "AMCR" and the CDIs representing our shares on the Australian Securities Exchange ("ASX") are traded under the symbol "AMC." In addition, Amcor Limited shares were delisted from the ASX and Bemis shares were delisted from the NYSE.

Business Strategy

Strategy

    Our strategy consists of three components: a focused portfolio, differentiated capabilities, and our aspiration to be THE leading global packaging company. To fulfill our aspiration, we are determined to win for our customers, employees, shareholders, and the environment.

Focused portfolio

    Our portfolio of businesses share some important characteristics:

•A focus on primary packaging for fast-moving consumer goods,
•good industry structure,
•attractive relative growth, and
•multiple paths for us to win through our leadership position, scale, and ability to differentiate our product offering through innovation.

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

Shareholder value creation

    Through our portfolio of focused businesses and differentiated capabilities, we generate strong cash flow and redeploy cash to consistently create superior value for shareholders. The nature of our consumer and healthcare end markets mean that year-to-year volatility should be relatively low, measured on a constant currency basis. Over time value creation has been strong and consistent and has reflected a combination of dividends, organic growth in the base business, and using free cash flow to pursue targeted acquisitions and/or returning cash to shareholders via share buybacks.

Segment Information

    Accounting Standards Codification ("ASC") 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have determined we have two reportable segments, Flexibles and Rigid Packaging. The reportable segments produce flexible packaging, rigid packaging, specialty cartons, and closure products, which are sold to customers participating in a range of attractive end use areas throughout Europe, North America, Latin America, Africa, and the Asia Pacific regions. Refer to Note 20, "Segments," of the notes to consolidated financial statements for financial information about reportable segments.

Flexibles Segment

    The Flexibles Segment develops and supplies flexible packaging globally. With approximately 39,000 employees at 174 significant manufacturing and support facilities in 39 countries as of June 30, 2021, the Flexibles Segment is one of the world's largest suppliers of plastic, aluminum, and fiber based flexible packaging. In fiscal year 2021, Flexibles accounted for approximately 78% of our consolidated net sales.

Rigid Packaging Segment

    The Rigid Packaging Segment manufactures rigid packaging containers and related products in the Americas. As of June 30, 2021, the Rigid Packaging Segment employed approximately 6,000 employees at 51 significant manufacturing and support facilities in 11 countries. In fiscal year 2021, Rigid Packaging accounted for approximately 22% of our consolidated net sales.

Marketing, Distribution, and Competition

    Our sales are made through a variety of distribution channels, but primarily through our direct sales force. Sales offices and plants are located throughout Europe, North America, Latin America, Africa, and Asia-Pacific regions to provide prompt and economical service to thousands of customers. Our technically trained sales force is supported by product development engineers, design technicians, field service technicians, and a customer service organization.

    We did not have sales to a single customer that exceeded 10% of consolidated net sales for fiscal years 2021 and 2020. Sales to PepsiCo, and its subsidiaries, accounted for approximately 11% of our total net sales in fiscal year 2019. Business arrangements with PepsiCo are aggregated across a number of separate contracts in disparate locations and any change in these business arrangements would typically occur over a period of time.

     The major markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, innovation, quality, and price. Competitors include AptarGroup, Inc., Ball Corporation, Berry Global Group, Inc, CCL Industries Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Huhtamaki Oyj, International Paper Company, Mayr-Melnhof Karton AG, O-I Glass, Inc., Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company, and WestRock Company, and a variety of privately held companies.

    We consider ourselves to be a significant participant in the markets in which we operate; however, due to the diversity of our business, our precise competitive position in these markets is not reasonably determinable.

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

Raw Materials

    Polymer resins and films, paper, inks, adhesives, aluminum, and chemicals constitute the major raw materials we use. These are purchased from a variety of global industry sources, and we are not significantly dependent on any one supplier for our raw materials. While temporary industry-wide shortages of raw materials have occurred, including during the second half of fiscal 2021, we have been able to manage the supply disruption with no material impact by working closely with our suppliers and customers. Supply shortages can lead to increased raw material price volatility, which we experienced in the second half of fiscal 2021. Increases in the price of raw materials are generally able to be passed on to customers through contractual price mechanisms over time and other means. We expect supply disruption and price volatility to continue into fiscal 2022 and will continue to work closely with our suppliers and customers in an effort to minimize the impact on our operations.

Intellectual Property

    We are the owner or licensee of thousands of United States and other country patents and patent applications that relate to our products, manufacturing processes, and equipment. We have a number of trademarks and trademark registrations in the United States and in other countries. We also keep certain technology and processes as trade secrets. Our patents, licenses, and trademarks collectively provide a competitive advantage. However, the loss of any single patent or license alone would not have a material adverse effect on our results of operations as a whole or those of our reportable segments. Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms, or otherwise.

Sustainability, Innovation, and Environmental Laws and Regulations

    We believe there will always be a role for the primary packaging made by Amcor - to preserve food and healthcare products, protect consumers, and promote brands. Consumers want cost effective, convenient, and easy to use packaging which also has an end of life solution which will reduce waste. We believe responsible packaging is the answer to achieving less waste and that responsible packaging requires three things - innovative packaging design, waste management infrastructure, and consumer participation.

    Amcor is committed to responsible packaging and we see this as being integral to our success. In January 2018, we became the first global packaging company pledging to develop all of our packaging to be recyclable or reusable by 2025, to significantly increase our use of recycled materials, and to work with others to drive greater recycling of packaging around the world. Sustainability is comprehensively embedded across our business - from how we run our manufacturing operations more efficiently, to the investment we are making in sustainable packaging innovation.

    We are highly regarded for our innovation capabilities and we have thousands of active patents. We collaborate with customers, suppliers, and innovators to create industry-leading solutions, and with other stakeholders to increase available infrastructure for waste collection, sorting and recycling, and to inform consumers about the importance of packaging and how to reduce its environmental impacts through recycling. With our global scale, deep industry experience, and strong capabilities, we are uniquely positioned to lead the way in the design and development of more sustainable packaging and this is one of the most important growth opportunities for Amcor.

    We also work to reduce the environmental impacts of our operations, including reducing greenhouse gas emissions, production waste, and water use. Our operations and the real property we own, or lease, are subject to broad environmental laws and regulations by multiple jurisdictions. These laws and regulations pertain to the discharge of certain materials into the environment, handling and disposition of waste, cleanup of contaminated soil and ground water, and other rules to control pollution and manage natural resources. We believe that we are in substantial compliance with applicable environmental laws and regulations based on implementation of our Environmental, Health, and Safety Management System and regular audits of those processes and systems. However, we cannot predict with certainty that we will not, in the future, incur liability with respect to noncompliance with environmental laws and regulations due to contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be significant. In addition, these laws and regulations are constantly changing, and we cannot always anticipate these changes. Refer to Note 19, "Contingencies and Legal Proceedings," of the notes to the consolidated financial statements for information about legal proceedings. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. "Risk Factors."

Seasonal Factors

    The business of each of the reportable segments is not seasonal to any material extent.

Research and Development

    Refer to Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements for information about our research and development expenditures and policies.

Human Capital Management

Overview

We strive to build an outperformance culture by creating inclusive working environments where every employee feels valued and treated with respect. Our people are core to the achievement of our aspiration 'To be THE leading global packaging company'. We are winning when our people are engaged and developing as part of a high-performing, global team.

At June 30, 2021, we had approximately 46,000 employees worldwide, with approximately 30% located in North America, 30% located in Europe, 20% located in Latin America, and 20% located in the Asia Pacific region. Collective bargaining agreements cover approximately 40% of our workforce. As of June 30, 2021, approximately 4% of our employees were working under expired contracts and approximately 16% were covered under collective bargaining agreements that expire within one year.

Health and Safety

Safety is a core value at Amcor. We champion safe and responsible behavior among all employees in an effort to achieve an injury-free Amcor. All our facilities abide by global Environment, Health, and Safety ("EHS") standards for safety and environmental management. Our Board of Directors receives monthly reports on safety performance and compliance with our global EHS standards. During fiscal 2021, we reduced the number of injuries by 23%, with all of our business groups reporting fewer injuries versus the prior fiscal year.

Our response to the COVID-19 pandemic illustrates our commitment to the health and safety of our employees. We have implemented rigorous protocols supported by precautionary measures in each of our manufacturing and office locations globally to help ensure the health and safety of our people.

Across each of our locations, our teams have supported the communities where we operate during the pandemic. This has included support for agencies providing educational supplies and other assistance to children who are home schooling and providing support to families in need.

Developing Talent

We are dedicated to attracting, developing, engaging, and retaining the best talent to deliver our 'Winning Aspiration' and ensure a strong succession pipeline for the future.

The 'Amcor Way' defines those capabilities which we deploy consistently across our business to ensure success. Talent and the pursuit of best in class leadership underpins our approach to Talent. We expect our leaders to follow our rigorous talent review processes as our overarching approach to developing talent.

We have implemented training and education programs to help our employees progress across all functions and experience levels. Examples of these programs include a Future Leader program to further advance high-potential talent, a Senior Leader Development program focusing on developing strategic management skills and inclusive leadership, and an Executive Development program for our most senior leaders.

Our "JumpStart@Amcor" global program accelerates onboarding of new employees and provides all our people with cross-functional learning. We also run an Accelerated Career Development program to develop commercial capabilities and a talent pipeline.

We track global employee engagement via surveys to collect feedback on a range of topics. Our last survey, undertaken in June 2020, focused, in part, on our response to the COVID-19 pandemic. Feedback from the survey provided valuable insight on action undertaken and offered additional, valuable feedback for improvement.

Inclusion, Equity, and Diversity

We are guided by a belief that by creating an inclusive work environment we will achieve better business outcomes. We aspire to create a work environment where everyone feels encouraged to speak up and compelled to listen. We also believe that each employee should be valued, provided with equal opportunities, empowered to deliver impact, and engaged by being treated with trust and respect.

With this in mind, we work to create a team environment that develops inclusive leaders, where we learn from our people, and where listening, trust, and respect are key behaviors that form the foundation of our interactions and foster mutual understanding.

We value the diverse experience, strengths, styles, nationalities, and cultures of all our people around the world. We focus on strengthening 'talent through diversity' and progress is reported to our Board annually. We additionally report on gender diversity at our United Kingdom ("UK") sites through our publicly available UK Gender Pay Narrative. We continually review opportunities to strengthen our diversity transparency practices while adhering to privacy legislation in certain regions where we operate.

Ethics

Good corporate governance and transparency are fundamental to achieving our vision of becoming the premier packaging solutions provider in all our markets. Our employees are expected to act with integrity and objectivity and to always strive to enhance our reputation and performance.

We maintain a Code of Business Conduct and Ethics Policy which is signed by every Amcor employee and provides the Company's framework for making ethical business decisions aligned with the Organization for Economic Co-operation and Development Guidelines for multinational companies. We provide targeted training across the globe to reinforce our commitment to ethics and drive adherence to the national laws in each country in which we operate.

Information about our Executive Officers

    The following sets forth the name, age, and business experience for at least the last five years of our executive officers. Unless otherwise indicated, positions shown are with Amcor.

Name (Age)	Positions Held	Period the Position was Held

Ronald Delia (50)	Managing Director and Chief Executive Officer	2015 to present
	Executive VP, Finance and Chief Financial Officer	2011 to 2015
	VP and General Manager, Amcor Rigid Packaging Latin America	2008 to 2011

Michael Casamento (50)	Executive VP, Finance and Chief Financial Officer	2015 to present
	VP, Corporate Finance	2014 to 2015

Eric Roegner (51)	President, Amcor Rigid Packaging	2018 to present
	Executive Leadership Roles, Arconic, Inc. (f/k/a Alcoa Inc.)	2006 to 2018

Fred Stephan (56)	President, Amcor Flexibles North America	2019 to present
	President, Bemis North America	2017 to 2019
	Senior VP and General Manager of the Insulation Systems - Johns Manville	2011 to 2017

Ian Wilson (63)	Executive VP, Strategy and Development	2000 to present

Michael Zacka (54)	President, Amcor Flexibles Europe, Middle East and Africa	2021 to present
	President, Amcor Flexibles Asia Pacific and Chief Commercial Officer	2017 to 2021
	Tetra Pak Global Leadership Team	1996 to 2017

Available Information

    We are a large accelerated filer (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-2) and are also an electronic filer. Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the SEC's website (http://www.sec.gov). We make available free of charge (other than an investor’s own Internet access charges) through the Investor Relations section of our website (http://www.amcor.com/investors), under "SEC Filings," our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed of furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also obtain these reports by writing to us, Attention: Investor Relations, Amcor plc, Level 11, 60 City Road, Southbank, VIC, 3006, Australia. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. - Risk Factors

    The following factors, as well as factors described elsewhere in this Annual Report on Form 10-K, or in other filings by us with the Securities and Exchange Commission, could adversely affect our consolidated financial position, results of operations or cash flows. Other factors not presently known to us or, that we presently believe are not material, could also affect our business operations and financial results.

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

    Relationships with our customers are fundamental to our success, particularly given the nature of the packaging industry and the other supply choices available to customers. From time to time, a single customer, depending on the current status and volumes of a number of separate contracts in disparate locations, may account for 10% or more of our revenue. We did not have sales to a single customer that exceeded 10% of our net sales in fiscal years 2021 or 2020. Sales to our largest customer in fiscal year 2019 accounted for approximately 11% of our total net sales.

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

    Any loss, change, or other adverse event related to our key customer relationships could have an adverse effect on our business, cash flow, financial condition, and results of operations, which effect may be material.

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

    We operate in highly competitive geographies and end use areas, each with varying barriers to entry, industry structures, and competitive behavior. We regularly bid for new and continuing business in the industries and regions in which we operate and we continue to change in response to consumer demand. We cannot predict with certainty the changes that may affect our competitiveness.

    The loss of business from our larger customers, or the renewal of business on less favorable terms, may have a significant impact on our operating results. In addition, our competitors may develop a disruptive technology or other technological innovations that could increase their ability to compete for our current or potential customers. No assurance can be given that the actions of established or potential competitors will not have an adverse effect on our ability to implement our plans and on our business, cash flow, financial condition, and results of operations.

Expanding Our Current Business — We may be unable to expand our current business effectively through either organic growth, including product innovation, or acquisitions.

    Our business strategy includes both organic expansion of our existing operations, particularly through efforts to strengthen and expand relationships with customers in emerging markets, product innovation, and expansion through acquisitions. However, we may not be able to execute our strategy effectively for reasons within and outside our control. Our ability to grow organically may be limited by, among other things, extensive saturation in the locations in which we operate or a change or reduction in our customers’ growth plans due to changing economic conditions, strategic priorities or otherwise. For many of our businesses, organic growth depends on product innovation, new product development, and timely responses to changing consumer demands and preferences. Consequently, failure to develop new or improved products in response to changing consumer preferences in a timely manner may hinder our growth potential, affect our competitive position, and adversely affect our business and results of operations.

    Additionally, over the past decade, we have pursued growth through acquisitions, including our acquisition of Bemis in 2019. There can be no assurance that we will be able to identify suitable acquisition targets in the right geographic regions and with the right participation strategy in the future, or to complete such acquisitions on acceptable terms or at all. Other companies in the industries and regions in which we operate have similar investment and acquisition strategies to us, resulting in competition for a limited pool of potential acquisition targets. Due in part to that competition, as well as the continued relatively low interest rate environment, which has made debt funding more appealing and accessible, price multiples for potential targets are currently higher than their historical averages. If, as a result of these and other factors, we are unable to identify acquisition targets that meet our investment criteria and close such transactions on acceptable terms, our potential for growth by way of acquisition may be restricted, which could have an adverse effect on achievement of our strategy and the resulting expected financial benefits.

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

    We generally expect that we will realize synergy cost savings and other financial and operating benefits from our acquisitions. For example, we expect the Bemis acquisition that occurred in 2019 will generate estimated pre-tax annual net cost synergies by the end of fiscal year 2022 of at least $180 million from procurement, manufacturing, and general and administrative efficiencies. While we are currently on track to achieve the targeted Bemis synergies, we cannot predict with certainty that the full savings will be realized, or current savings will be sustained. If we are not able to successfully integrate our acquisitions and achieve the expected synergy cost savings, the anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected or involve more costs to do so.

Intellectual Property — Challenges to or the loss of our intellectual property rights could have an adverse impact on our ability to compete effectively.

    Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a number of patents on our products, aspects of our products, methods of use and/or methods of manufacturing, and we own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products. We also rely on trade secrets, know-how, and other unpatented proprietary technology. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright, and trade secret laws of the countries in which we operate, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us.

Furthermore, many of the countries in which we operate, particularly the emerging markets, do not have intellectual property laws that protect proprietary rights as fully as the laws of the more developed jurisdictions in which we operate, such as the United States and the European Union. The use of our intellectual property by someone else without our authorization could reduce certain of our competitive advantages, cause us to lose sales or otherwise harm our business. The costs associated with protecting our intellectual property rights could also adversely impact our business. Similarly, while we have not received any significant claims from third parties suggesting that we may be infringing on their intellectual property rights, there can be no assurance that we will not receive such claims in the future. If we were held liable for a claim of infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products. Intellectual property litigation, which could result in substantial cost to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all. Failure to protect our patents, trademarks, and other intellectual property rights could have an adverse effect on our business, cash flow, financial condition, and results of operations.

Operational Risks

Global Health Outbreaks — Our business and operations may be adversely affected by the ongoing 2019 Novel Coronavirus ("COVID-19") outbreak or other similar outbreaks.

    Our business and financial results may be negatively impacted by outbreaks of contagious diseases, including the ongoing outbreak of the COVID-19 that was first detected in Wuhan, China in December 2019. As a result of the COVID-19 outbreak, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limitations on gatherings, quarantines, shelter-in-place orders and business shutdowns. Measures providing for business shutdowns generally exclude essential services and the critical infrastructure supporting the essential services. We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services.

    The outbreak has in the past, and could in the future result in the temporary closure of our facilities, the facilities of our suppliers, or other suppliers in our supply chain. In limited cases to date, certain customers have shut down their operations temporarily to deal with the outbreak within their facilities, which has impacted their demand, and we may continue to experience volatility in demand from temporary customer shutdowns. In addition, COVID-19 has significantly impacted and may further impact the economies and financial markets of affected countries, including negatively impacting economic growth, the proper functioning of capital markets, foreign currency exchange rates and interest rates. COVID-19 may result in a prolonged economic downturn, such as increased unemployment, decreases in capital spending, business shutdowns, or economic recessions, which could negatively affect demand for our customers’ products. Despite our efforts to manage these impacts, the extent to which the COVID-19 or other outbreaks impact our business and operations, including our ability to secure financing at attractive rates, is unknown and the effect could be material.

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

    When challenging economic conditions exist, our customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands, and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. All of these factors could have an adverse effect on our business, cash flow, financial condition, and results of operations, which effect may be material.

    Political uncertainty may also contribute to the general economic conditions in one or more markets in which we operate. For example, recent political developments and civil unrest has impacted one of our operations in South Africa and future unrest in South Africa or other regions in which we operate could result in a material impact to our financial condition.

Political developments can also disrupt the markets we serve and the tax jurisdictions in which we operate, and may cause us to lose customers, suppliers and employees, and adversely impact profitability.

International Operations — Our international operations subject us to various risks that could adversely affect our business operations and financial results.

    We have operations throughout the world, including facilities located in emerging markets. In fiscal year 2021, approximately 74% of our sales revenue came from developed markets and 26% came from emerging markets. We expect to continue to expand our operations in the future, particularly in the emerging markets.

    Management of global operations is extremely complex, particularly given the often substantial differences in the cultural, political, and regulatory environments of the countries in which we operate. In addition, many of the countries in which we operate, including Argentina, Brazil, China, Colombia, India, Peru, and South Africa, and other emerging markets, have underdeveloped or developing legal, regulatory or political systems, which are subject to dynamic change and civil unrest.

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

    The international scope of our operations, which includes limited sales of our products to entities located in countries subject to certain economic sanctions administered by the U.S. Office of Foreign Assets Control, and the U.S. Department of State, and Trade and other applicable national and supranational organizations (collectively, ‘‘Sanctions’’), and operations in certain countries that are from time to time subject to Sanctions, also requires us to maintain internal processes and control procedures. Failure to do so could result in breach by our employees of various laws and regulations, including those relating to money laundering, corruption, export control, fraud, bribery, insider trading, antitrust, competition and economic sanctions, whether due to a lack of integrity or awareness or otherwise. Any such breach could have an adverse effect on our financial condition and result in reputational damage to our business, which effect may be material.

Raw Materials — Price fluctuations or shortages in the availability of raw materials, energy and other inputs could adversely affect our business.

    As a manufacturer of packaging products, our sales and profitability are dependent on the availability and cost of raw materials and labor and other inputs, including energy. All of the raw materials we use are purchased from third parties and our primary inputs include polymer resins and films, inks and solvents, aluminum and fiber-based carton board. Prices for these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, pandemics (such as the COVID-19 pandemic), currency and commodity price fluctuations, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, and other factors impacting supply and demand pressures. For example, we experienced disruptions in the supply of certain resins and raw materials and increased price volatility of certain raw materials across many of the regions in which we operate in the second half of fiscal 2021 attributed to weather and other events. While we were able to successfully manage through these supply disruptions and related price volatility, there is no assurance we will be able to successfully navigate through any future disruptions. Increases in costs can have an adverse effect on our business and financial results. Although we seek to mitigate these risks through various strategies, including by entering into contracts with certain customers which permit certain price adjustments to reflect increased raw material costs or by otherwise seeking to increase our prices to offset increases in raw material costs, there is no guarantee that we will be able to anticipate or mitigate commodity and input price movements, there may be delays in adjusting prices to correspond with underlying raw material costs and any failure to anticipate or mitigate against such movements could have an adverse effect on our business, cash flow, financial condition, and results of operations, which effect may be material.

Commercial Risks — We are subject to production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic downturn.

    We face a number of commercial risks, including (i) operational disruption, such as mechanical or technology failures or forced closures due to pandemics (such as the COVID-19 pandemic), each of which could, in turn, lead to production loss and/or increased costs, (ii) shortages in manufacturing inputs due to the loss of key suppliers or their inability to supply inputs and (iii) risks associated with development projects (such as cost overruns and delays). In addition, many of the geographic areas where our production is located and where we conduct business may be affected by natural disasters, including earthquakes, snowstorms, hurricanes, flooding, forest fires, and drought. Any unplanned plant downtime at any of our facilities would likely result in unabsorbed fixed costs that could negatively impact our results of operations for the period in which it experienced the downtime. Longer-term climate change patterns could significantly alter customer demand which is especially true for customers who rely on supply chains routinely impacted by weather. For example, agricultural supply chains are impacted by increased levels of drought or flooding and customers in coastal regions are impacted by frequent flooding.

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

    Additionally, the insolvency of, or contractual default by, any of our customers, suppliers and financial institutions, such as banks and insurance providers, may have a significant adverse effect on our operations and financial condition. Such risks are exacerbated in times of economic volatility (such as economic volatility caused by the COVID-19 pandemic), either globally or in the geographies and industries in which our customers operate. If a counterparty defaults on a payment obligation to us, we may be unable to collect the amounts owed and some or all of these outstanding amounts may need to be written off. If a counterparty becomes insolvent or is otherwise unable to meet its obligations in connection with a particular project, we may need to find a replacement to fulfill that party’s obligations or, alternatively, fulfill those obligations ourselves, which is likely to be more expensive. The occurrence of any of these risks, including any default by our counterparties, could have an adverse effect on our business, cash flow, financial condition, and results of operations, which effect may be material and result in a competitive disadvantage.

Information technology — A failure or disruption in our information technology systems could disrupt our operations, compromise customer, employee, supplier, and other data and could negatively affect our business.

    We rely on the successful and uninterrupted functioning of our information technology and control systems to securely manage operations and various business functions, and on various technologies to process, store, and report information about our business, and to interact with customers, suppliers and employees around the world. In addition, our information systems increasingly rely on cloud solutions which require different security measures. These measures cover technical changes to our network security, organization, and governance changes as well as alignment of third-party suppliers on market standards. As with all large systems, our information technology systems may be susceptible to damage, disruption, information loss or shutdown due to power outages, failures during the process of upgrading or replacing software, hardware failures, computer viruses, cyber-attacks, catastrophic events, telecommunications failures, user errors, unauthorized access, and malicious or accidental destruction, or theft of information or functionality.

Increased cyber-attacks, including computer viruses, ransomware, unauthorized access attempts, phishing, hacking and other types of attacks pose a risk to the security and availability of our information technology systems, including those provided by third parties. We have experienced and expect to continue to experience actual and attempted cyber-attacks of our information technology systems and networks. While we have operational safeguards in place to detect and prevent cyber-attacks and to date have not experienced any significant impacts, our safeguards may not always be able to prevent a cyber-attack from impacting our systems which could have a material impact on our operations or financial condition. In addition, our customers and suppliers are susceptible to cyber-attacks and disruption to their information technology systems could result in reduced demand for our products or limit our ability to supply our products.

    We also maintain and have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer controls. Despite our efforts to protect such information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, cyber-attacks, misplaced or lost data and programming and/or user errors that could lead to the compromising of sensitive, confidential or personal data or information. Information system damages, disruptions, shutdowns or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, violation of privacy laws and legal liability, regulatory fines, penalties or intervention, negative publicity resulting in reputational damage, reimbursement or compensatory payments, and other costs, any of which could have an adverse effect on our business, cash flow, financial condition, and results of operations, which affect may be material and result in a competitive disadvantage. Although we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, and services remain potentially vulnerable to advanced and persistent threats.

Attracting and retaining key personnel — If we are unable to attract and retain our global executive management team and other key personnel, we may be adversely affected.

    Our continued success depends, in a large part, on our ability to identify, attract, develop, and retain qualified personnel in our global executive management team and other key roles or functions. The failure to retain our global executive management team or other key personnel in any of our operations could make it difficult to meet our performance objectives. Additionally, changes in our global executive management team or other key roles may be disruptive to our business and any failure to successfully transition key new hires could impact our ability to execute on our strategic plans. We could also be impacted by regional labor shortages or lack of skilled labor. While we maintain plans for continuity of succession, there can be no assurance we will be able to recruit, develop, assimilate, motivate, and retain employees in the future who actively promote and meet the standards of our culture.

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

    Federal, state, provincial, foreign, and local environmental requirements relating to air, soil and water quality, handling, discharge, storage and disposal of a variety of substances, and climate change are also significant factors in our business and changes to such requirements generally result in an increase to our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third party at various facilities we own, used or operate (including facilities that may be acquired by us in the future). Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditure.

    The effects of climate change and greenhouse gas effects may adversely affect our business. A number of governmental bodies have introduced, or are contemplating introducing, regulatory change to address the impacts of climate change, which, where implemented, may have adverse impacts on our operations or financial results.

    We have incurred in the past, and may incur in the future, fines, penalties, and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. Provisions are raised when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for such damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently provisioned amount. Accordingly, additional charges could be incurred that would have an adverse effect on our operating results and financial position, which may be material.

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

    A substantial portion of our borrowing capacity bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR"). In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, on March 5, 2021, the administrator of LIBOR announced its intention to cease the publication of all settings on non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with publication of the remaining U.S. dollar LIBOR settings ceasing after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.

    Certain of our financing agreements include language to determine a replacement rate for LIBOR, if necessary. However, if LIBOR ceases to exist, we may need to renegotiate some financing agreements that utilize LIBOR as a factor in determining the interest rate. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict when LIBOR will cease to be available, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR or other alternative base rates may be on our business, financial condition, and results of operations.

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

    Exchange rates between transactional currencies may change rapidly due to a variety of factors. In addition, we have recognized foreign exchange losses related to the currency devaluation in Argentina and its designation as a highly inflationary economy under U.S. GAAP. See Note 2, "Significant Accounting Policies" of the notes to consolidated financial statements for further information regarding highly inflationary accounting.

    To the extent currency devaluation occurs across our business, we are likely to experience a lag in the timing to pass through U.S. dollar-denominated input costs across our business, which would adversely impact our margins and profitability. As such, we may be exposed to future exchange rate fluctuations, and such fluctuations could have an adverse effect on our reported cash flow, financial condition and results of operations, the effect of which may be material.

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

Indebtedness and credit rating — A significant increase in our indebtedness or a downgrade in our credit rating could reduce our operating flexibility and increase our borrowing costs and negatively affect our financial condition and results of operations.

At June 30, 2021, we had $6.3 billion of debt outstanding and a $2.0 billion undrawn revolving credit facility and we are not restricted in incurring, and may incur, additional indebtedness in the future. Our ability to pay interest and repay the principal of our indebtedness is dependent on our ability to generate sufficient cash flows which is dependent, in part, on prevailing economic and competitive conditions and certain legislative, regulatory and other factors beyond our control. If we are unable to maintain sufficient cash flows from operations to meet our debt commitments, our financial condition and results of operations are likely to be adversely impacted.

We use cash provided by operations, commercial paper, drawdown bank loans and also issue long-term bonds to meet our funding needs. Credit rating agencies rate our debt securities on many factors, including our financial results, their view of the general outlook for our industry, and their view of the general outlook for the global economy. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt. Actions taken by the rating agencies include maintaining, upgrading or downgrading the current rating or placing us on a watch list for a possible future downgrade. If rating agencies downgrade our credit rating, or place us on a watch list, the impacts could include reduced access to the commercial paper market, an increase in the cost of our borrowings or the fees associated with our bank credit facility or an increase in the credit spread incurred when issuing debt in the capital markets. Refer to "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources," for more information on our credit rating profile.

In addition, a significant number of our operating subsidiaries are not guarantors of our indebtedness. In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, the assets of such subsidiary will be used to satisfy the claims of its creditors. The non-guarantor subsidiaries have no direct obligations in respect of our indebtedness and therefore a direct claim against any non-guarantor subsidiary and any claims to enforce payment on our indebtedness will be structurally subordinated to all of the claims of the creditors of our non-guarantor subsidiaries.

Hedging — Failure to hedge effectively against adverse fluctuations in interest rates and foreign exchange rates could negatively impact our results of operations.

    We are subject to the risk of rising interest rates associated with borrowing on a floating-rate basis as well as unfavorable fluctuations in foreign exchange rates. Our board of directors has approved a hedging policy to manage the risk of rising interest rates and foreign exchange fluctuations. The level of hedging activity undertaken may change from time to time and we may elect to change our hedging policy at any time. If our hedges are not effective in mitigating our interest rate risk and foreign exchange rate risks, if we are under-hedged or if a hedge provider defaults on their obligations under hedging arrangements, it could have an adverse effect on our business, cash flow, financial condition, and results of operations.

Goodwill and other intangible assets — A significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and financial position.

    As of June 30, 2021, we had $7.3 billion of goodwill and other intangible assets. We review our goodwill balance for impairment at least once a year and whenever events or a change in circumstances indicate that an impairment may have occurred using the business valuation methods allowed in accordance with current accounting standards. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. In addition, if we make changes in our business strategy or if external conditions, such as the COVID-19 pandemic, adversely affect our business operations we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results. If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth. We have identified the valuation of intangible assets and goodwill as a critical accounting estimate. See "Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Estimates and Judgments," of this Annual Report on Form 10-K.

Internal Controls — We previously identified material weaknesses in our internal control over financial reporting, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

    As a newly listed NYSE public company in 2019, we elected the transition period for compliance with Section 404 of the Sarbanes-Oxley Act and we were exempt from Section 404 compliance until we filed our second Annual Report on Form 10-K for the fiscal year ended June 30, 2020. We identified two material weaknesses in our internal control over financial reporting during the conversion of our historical Australian Accounting Standards financial statements to U.S. GAAP. A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

The first material weakness was related to our lack of accounting staff and supervisory personnel with the appropriate level of experience in technical accounting in U.S. GAAP and disclosure and filing requirements of a U.S. domestic registrant. We have fully remediated this material weakness as of June 30, 2020. We also identified a second material weakness arising from deficiencies in the design and operating effectiveness of internal controls over the period end financial reporting process. Specifically, we did not design and maintain effective controls to verify that conflicting duties were appropriately segregated within key Information Technology ("IT") systems used in the preparation and reporting of financial information. We fully remediated this material weakness as of June 30, 2021, see "Item 9A, Controls and Procedures," for further information.

    There can be no assurance that we will not identify new material weaknesses in the future. Any newly identified material weaknesses could limit our ability to prevent or detect a misstatement of our financial results, lead to a loss of investor confidence, and have a negative impact on the trading price of our common stock.

Insurance — Our insurance policies, including our use of a captive insurance company, may not provide adequate protection against all of the risks we face.

    We seek protection from a number of our key operational risk exposures through the purchase of insurance. A significant portion of our insurance is placed in the insurance market with third-party re-insurers. Our policies with such third-party re-insurers cover a variety of risk exposures, including property damage. Although we believe the coverage provided by such policies is consistent with industry practice, they may not adequately cover certain risks and there is no guarantee that any claims made under such policies will ultimately be paid or that we will be able to maintain such insurance at acceptable premium cost levels in the future.

    Additionally, we retain a portion of our insurable risk through a captive insurance company, Amcor Insurances Pte Ltd, which is located in Singapore. Our captive insurance company collects annual premiums from our business groups, and assumes specific risks relating to various risk exposures, including property damage. The captive insurance company may be required to make payment for insurance claims which exceed the captive's reserves, which could have an adverse effect on our business, cash flow, financial condition, and results of operations.

Legal and Compliance Risks

Litigation — Litigation, including product liability claims, or regulatory developments could adversely affect our business operations, and financial performance.

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

Increasing scrutiny and changing expectations from investors, customers, and governments with respect to our Environmental, Social and Governance ("ESG") policies may impose additional costs on us or expose us to additional risks.

There is an increased scrutiny from shareholders, customers, and governments on corporate ESG practices. Our commitment to sustainability and ESG practices remains at the core of our business. However, our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. Many of our large, global customers are also committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to support customers in achieving these reductions, customers may seek out competitors who are better able to support such reductions. A failure, or perceived failure, to respond to expectations of all parties could cause harm to our business and reputation and have a negative impact on the trading price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and disclosures which may result in increased expenditures for environmental controls or new taxes on the products we produce.

Environmental, health, and safety regulations — Changing government regulations in environmental, health, and safety matters may adversely affect our company.

    Numerous legislative and regulatory initiatives have been passed and anticipated in response to concerns about greenhouse gas emissions and climate change. We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products. Increased environmental legislation or regulation, including regulations related to plastic packaging, could result in higher costs for us in the form of higher raw material cost, increased energy and freight costs and new taxes on packaging products. It is possible that certain materials might cease to be permitted to be used in our processes. Government bans of certain materials or packaging formats may close off markets to Amcor's business. Mandates to use certain types of materials, such as post-consumer recycled ("PCR") content, may lead to supply shortages and higher prices for those materials as current recycling rates are insufficient to meet increased demand for PCR within and beyond the packaging industry.

We could also incur additional compliance costs for monitoring and reporting emissions and for maintaining permits. Additionally, a sizable portion of our business comes from healthcare packaging and food and beverage packaging, both highly regulated markets. If we fail to comply with these regulatory requirements, our results of operations could be adversely impacted.

Changes in tax laws or changes in our geographic mix of earnings could have a material impact on our financial condition and results of operation.

We are subject to income and other taxes in the many jurisdictions in which we operate. Tax laws and regulations are complex and the determination of our global provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. We are subject to routine examinations of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. Our future income taxes could also be negatively impacted by our mix of earnings in the jurisdictions in which we operate being different than anticipated given differences in statutory tax rates in the countries in which we operate. In addition, certain tax policy efforts, including the U.S. corporate income tax rate increase proposed by the new U.S. administration and any tax law changes resulting from the Organization for Economic Cooperation and Development ("OECD") and the G20's inclusive framework on Base Erosion and Profit Sharing ("BEPS"), could adversely impact our tax rate and subsequent tax expense.

Patents and proprietary technology — Our success is dependent on our ability to develop and successfully introduce new products and to develop, acquire, and retain intellectual property rights.

    Our success depends in large part on our proprietary technology. We rely on intellectual property rights, including patents, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights. If we are unable to enforce our intellectual property rights, our competitive position may suffer. Our pending patent applications, and our pending trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents or trademarks. In addition, our patents, trademarks, and other intellectual property rights may not provide us a significant competitive advantage. We may need to spend significant resources monitoring our intellectual property rights. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. Competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues.

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

Item 1B. - Unresolved Staff Comments

    None.

Item 2. - Properties

    We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. The manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The breakdown of our significant manufacturing and support facilities at June 30, 2021 were as follows:

Flexibles Segment

    This segment has 174 significant manufacturing and support facilities located in 39 countries, of which 123 are owned directly by us and 51 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 36 years and have one or more renewal options.

Rigid Packaging Segment

    This segment has 51 significant manufacturing and support facilities located in 11 countries, of which 12 are owned directly by us and 39 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 20 years and have one or more renewal options.

Corporate and General

    Our primary executive offices are located in Zurich, Switzerland.

Item 3. - Legal Proceedings

    Refer to Note 19, "Contingencies and Legal Proceedings," of the notes to consolidated financial statements for information about legal proceedings.

Item 4. - Mine Safety Disclosures

    Not applicable.

PART II

Item 5. - Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our ordinary shares are traded on the New York Stock Exchange (the "NYSE") under the symbol AMCR and our CHESS Depositary Instruments ("CDIs") are traded on the Australian Securities Exchange (the "ASX") under the symbol AMC. At June 30, 2021, there were 108,928 registered holders of record of our ordinary shares and CDIs.

Share Repurchases

    Share repurchase activity during the three months ended June 30, 2021 were as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 1 - 30, 2021	—	$—	—	$43
May 1 - 31, 2021	3,473	12.34	3,473	—
June 1 - 30, 2021	652	12.17	—	—
Total	4,125	$12.31	3,473
(1)On February 2, 2021, our Board of Directors approved a $200 million buyback of ordinary shares and CDIs during the following twelve months. The table above reflects the final purchases under this program which occurred in the fourth fiscal quarter of 2021. In addition, on August 17, 2021, our Board of Directors approved an additional $400 million buyback of ordinary shares and/or CDIs during the next twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.
(2)Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(3)Average price paid per share excludes costs associated with the repurchase.

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

    The line graph below compares the annual percentage change in Amcor plc's cumulative total shareholder return on its ordinary shares with the cumulative total return of its international packaging peer group, the S&P 500 Index, and the ASX 200 Index for the period beginning June 11, 2019. The graph assumes $100 was invested on June 11, 2019, and that all dividends were reinvested.

	June 11, 2019	June 30, 2019	June 30, 2020	June 30, 2021
Amcor plc	$100.00	$102.77	$95.68	$111.82
S&P 500	$100.00	$107.05	$115.08	$162.03
S&P/ASX 200	$100.00	$102.08	$93.59	$131.41
International Packaging Peer Group	$100.00	$101.55	$91.28	$135.67

    The International Packaging Peer Group consists of AptarGroup, Inc., Ball Corporation, Berry Global Group, Inc, CCL Industries Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Huhtamaki Oyj, International Paper Company, Mayr-Melnhof Karton AG, O-I Glass, Inc., Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company, and WestRock Company.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Two Year Review of Results

(in millions)	2021		2020
Net sales	$12,861	100.0%	$12,468	100.0%
Cost of sales	(10,129)	(78.8)	(9,932)	(79.7)

Gross profit	2,732	21.2	2,536	20.3

Operating expenses:
Selling, general, and administrative expenses	(1,292)	(10.0)	(1,385)	(11.1)
Research and development expenses	(100)	(0.8)	(97)	(0.8)
Restructuring and related expenses, net	(94)	(0.7)	(115)	(0.9)
Other income, net	75	0.6	55	0.4

Operating income	1,321	10.3	994	8.0

Interest income	14	0.1	22	0.2
Interest expense	(153)	(1.2)	(207)	(1.7)
Other non-operating income, net	11	0.1	16	0.1

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	1,193	9.3	825	6.6

Income tax expense	(261)	(2.0)	(187)	(1.5)
Equity in income (loss) of affiliated companies, net of tax	19	0.1	(14)	(0.1)

Income from continuing operations	951	7.4	624	5.0

Income (loss) from discontinued operations, net of tax	—	—	(8)	(0.1)

Net income	$951	7.4%	$616	4.9%

Net income attributable to non-controlling interests	(12)	(0.1)	(4)	—

Net income attributable to Amcor plc	$939	7.3%	$612	4.9%

Overview

    Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal-care, and other products. We work with leading companies around the world to protect their products and the people who rely on them, differentiate brands, and improve supply chains through a range of flexible and rigid packaging, specialty cartons, closures, and services. We are focused on making packaging that is increasingly light-weighted, recyclable and reusable, and made using an increasing amount of recycled content. During fiscal year 2021, approximately 46,000 Amcor employees generated $12.9 billion in sales from operations that spanned approximately 225 locations in over 40 countries.

Significant Items Affecting the Periods Presented

Impact of COVID-19

    The ongoing 2019 Novel Coronavirus ("COVID-19") pandemic has resulted in a period of historic uncertainty and challenges with the extent and severity of the pandemic continuing to vary among the various regions in which we operate. Our business is almost entirely exposed to end markets which have demonstrated the same resilience experienced through past economic cycles. Our operations have been largely recognized as 'essential' by governments and authorities around the world given the role we play in the supply chains for critical food and healthcare products. Our scale and global footprint has enabled us to collaborate with customers and suppliers to meet volatile changes in demand and continue to service our customers. In dealing with the exceptional challenges posed by COVID-19, we have established three guiding principles focusing on the health and safety of our employees, keeping our operations running, and contributing to relief efforts in our communities.

Health and Safety

    Our commitment to the health and safety of our employees remains our first priority. Our rigorous precautionary measures include global and regional response teams that maintain contact with authorities and experts to actively manage the situation, restrictions on company travel, quarantine protocols for employees who may have had exposure or have symptoms, frequent disinfecting of our locations, and other measures designed to help protect employees, customers, and suppliers. We expect to continue these measures until the COVID-19 pandemic is adequately contained for our business.

Operations and Supply Chain

    To support our business partners, we have instituted business continuity plans in each of our operations and offices globally which address infection prevention measures, incident response, return to work protocols, and supply chain risks. We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services. Our facilities have largely been exempt from government mandated closure orders and while governmental measures may be modified, we expect that our operations will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities. We have not experienced any significant disruptions in our supply chain to date attributed to COVID-19.

Contributions to Our Communities

    To support our local communities, we launched a global program to help mitigate the impact of COVID-19 by donating food and healthcare packaging products and by funding local community initiatives to improve access to healthcare, education or food, and other essential products.

Looking Ahead

    We continue to believe we are well-positioned to meet the challenges of the ongoing COVID-19 pandemic. However, we cannot reasonably estimate the duration and severity of this pandemic or its ultimate impact on the global economy and our operations and financial results. Recent outbreaks of variants of the virus have resulted in increased government actions to contain the pandemic. The ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, the duration of social distancing measures and other government imposed restrictions, as well as the nature and pace of macroeconomic recovery in key global economies.

Raw Material and Supply Chain Trends

We experienced supply shortages of certain resins and raw materials and increased price volatility of certain raw materials across many of the regions in which we operate for both of our reportable segments in the second half of fiscal 2021 attributed to a variety of global factors, including significant winter storms across the southern United States. We have been able to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues to date. We expect supplies of certain raw materials will continue to be tight through at least the first half of fiscal 2022 as supply channels recover, barring any future weather or other impacts.

The Acquisition of Bemis Company, Inc.

    On June 11, 2019, we completed the acquisition of 100% of the outstanding shares of Bemis Company, Inc. ("Bemis"), a global manufacturer of flexible packaging products based in the United States, for the purchase price of $5.2 billion in an all-stock transaction. In connection with the Bemis transaction, we assumed $1.4 billion of debt.

2019 Bemis Integration Plan

    In connection with the acquisition of Bemis, we initiated restructuring activities in the fourth quarter of 2019 aimed at integrating and optimizing the combined organization. As previously announced, we continue to target realizing at least $180 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings by the end of fiscal year 2022.

    Our total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $230 million to $240 million. The total 2019 Bemis Integration Plan costs include approximately $190 million to $200 million of restructuring and related expenses, net, and $40 million of general integration expenses. We estimate that net cash expenditures including disposal proceeds will be approximately $160 million to $170 million, of which $40 million relates to general integration expense. As of June 30, 2021, we have incurred $135 million in employee related expenses, $38 million in fixed asset related expenses, $26 million in other restructuring and $27 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. The year ended June 30, 2021 resulted in net cash inflows of $1 million, including $78 million of business disposal proceeds, offset by $77 million of cash outflows, of which $69 million were payments related to restructuring and related expenditures. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

    Restructuring related costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. General integration costs are not linked to restructuring. We believe the disclosure of restructuring related costs provides more information on the total cost of the 2019 Bemis Integration Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment, and anticipated losses on sale of closed facilities.

2018 Rigid Packaging Restructuring Plan

    On August 21, 2018, we announced a restructuring plan in Amcor Rigid Packaging ("2018 Rigid Packaging Restructuring Plan") aimed at reducing structural costs and optimizing the footprint. The Plan includes the closures of manufacturing facilities and headcount reductions to achieve manufacturing footprint optimization and productivity improvements, as well as overhead cost reductions.

    The 2018 Rigid Packaging Restructuring Plan was completed by June 30, 2021 with total pre-tax restructuring costs of $121 million, whereof $78 million resulted in cash expenditures, with the main component being the cost to exit manufacturing facilities and employee related costs.

For more information about our restructuring plans, refer to Note 6, "Restructuring Plans" of "Part II, Item 8, Notes to Consolidated Financial Statements."

Equity Method Investment - AMVIG Holdings Limited ("AMVIG")

    We sold our equity method investment in AMVIG on September 30, 2020, realizing a net gain of $15 million, which was recorded in equity in income (loss) of affiliated companies, net of tax in the consolidated statements of income. Prior to the sale and due to impairment indicators being present for the years ended June 30, 2020 and 2019, we performed impairment tests by comparing the carrying value of our investment in AMVIG at the end of each period, including interim periods, to the fair value of the investment, which was determined based on AMVIG's quoted share price. We recorded impairment charges in fiscal years 2020 and 2019 of $26 million and $14 million, respectively, as the fair value of the investment was below its carrying value. Refer to Note 7, "Equity Method and Other Investments."

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the U.S. dollar. The transition to highly inflationary accounting resulted in a negative impact on monetary balances of $19 million, $28 million, and $30 million that was reflected in the consolidated statements of income for the years ended June 30, 2021, 2020, and 2019, respectively.

Results of Operations

The following is a discussion and analysis of changes in the financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020. A discussion and analysis regarding our results of operations for fiscal year 2020 compared to fiscal year 2019 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 27, 2020.

Consolidated Results of Operations

(in millions, except per share data)	2021	2020
Net sales	$12,861	$12,468
Operating income	1,321	994
Operating income as a percentage of net sales	10.3%	8.0%

Net income attributable to Amcor plc	$939	$612
Diluted Earnings Per Share	$0.602	$0.382

    Net sales increased by $393 million, or 3.2%, to $12,861 million for the fiscal year 2021, from $12,468 million for the fiscal year 2020. Excluding the impact of disposed operations of $66 million, or (0.5%), positive currency impacts of $190 million, or 1.5%, and pass-through of raw material costs of $3 million, or 0.0%, the increase in net sales for the fiscal year 2021 was $273 million or 2.2%, driven by favorable volumes of 1.6% and favorable price/mix of 0.6%.

    Net income attributable to Amcor plc increased by $327 million, or 53.4%, to $939 million for the fiscal year 2021, from $612 million for the fiscal year 2020 mainly as a result of gross profit margin improvement, Bemis acquisition related synergies, nonrecurrence of Bemis acquisition related costs incurred in fiscal year 2020, and reduced interest expense, partially offset by associated tax charges.

    Diluted earnings per shares ("Diluted EPS") increased to $0.602, or by 57.5%, for the fiscal year 2021, from $0.382 for the fiscal year 2020, with net income attributable to ordinary shareholders increasing by 53.4% and the diluted weighted-average number of shares outstanding decreasing by 2.9%. The decrease in the diluted weighted-average number of shares outstanding was due to repurchase of shares under announced share buyback programs.

Segment Results of Operations

    Flexibles Segment

    The Flexibles reportable segment develops and supplies flexible packaging globally.

(in millions)	2021	2020
Net sales including intersegment sales	$10,040	$9,755
Adjusted EBIT from continuing operations	1,427	1,296
Adjusted EBIT from continuing operations as a percentage of net sales	14.2%	13.3%

    Net sales including intersegment sales increased by $285 million, or 2.9%, to $10,040 million for fiscal year 2021, from $9,755 million for fiscal year 2020. Excluding the impact of disposed operations of $66 million, or (0.7%), positive currency impacts of $219 million, or 2.2%, and pass-through of raw material costs of $89 million, or 1.0%, the increase in net sales including intersegment sales for the fiscal year 2021 was $43 million, or 0.4%, driven by favorable volumes of 0.6% and unfavorable price/mix of (0.2%).

    Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") for the fiscal year 2021 increased by $131 million, or 10.1% to $1,427 million from $1,296 million for the fiscal year 2020. Excluding positive currency impacts of $20 million, or 1.6%, the increase in Adjusted EBIT for fiscal year 2021 was $111 million, or 8.5%, driven by plant cost improvements of 7.0%, favorable selling, general, and administrative ("SG&A") and other cost impacts of 4.8%, and favorable volumes of 1.0%, partially offset by unfavorable price/mix of (4.3%).

    Rigid Packaging Segment

    The Rigid Packaging reportable segment manufactures rigid packaging containers and related products.

(in millions)	2021	2020
Net sales	$2,823	$2,716
Adjusted EBIT from continuing operations	299	284
Adjusted EBIT from continuing operations as a percentage of net sales	10.6%	10.5%

    Net sales increased by $107 million, or 3.9%, to $2,823 million for fiscal year 2021, from $2,716 million for fiscal year 2020. Excluding negative currency impacts of $30 million, or (1.1%), and pass-through of raw material costs of $92 million, or (3.4%), the increase in net sales including intersegment sales for the fiscal year 2021 was $229 million, or 8.4%, driven by favorable volumes of 5.2% and favorable price/mix of 3.2%.

    Adjusted EBIT for the fiscal year 2021 increased by $15 million, or 5.3%, to $299 million for the fiscal year 2021 from $284 million for the fiscal year 2020. Excluding negative currency impacts of $7 million, or (2.3%), the increase in Adjusted EBIT for fiscal year 2021 was $22 million, or 7.6%, driven by favorable volumes of 7.4%, favorable price/mix of 7.1%, unfavorable plant costs of (5.0%), and unfavorable selling, general, and administrative ("SG&A"), and other cost impacts of (1.9%).

Consolidated Gross Profit

(in millions)	2021	2020
Gross profit	$2,732	$2,536
Gross profit as a percentage of net sales	21.2%	20.3%

    Gross profit increased by $196 million, or 7.7%, to $2,732 million for fiscal year 2021, from $2,536 million for fiscal year 2020. The increase was primarily driven by growth in sales volume and plant cost performance and the non-recurrence of $55 million of amortization of purchase price accounting adjustments for fiscal year 2020.

Consolidated Selling, General, and Administrative ("SG&A") Expense

(in millions)	2021	2020
SG&A expenses	$(1,292)	$(1,385)
SG&A expenses as a percentage of net sales	(10.0)%	(11.1)%

    SG&A decreased by $93 million, or 6.7%, to $1,292 million for fiscal year 2021, from $1,385 million for fiscal year 2020. The decrease was primarily due to the nonrecurrence of Bemis related acquisition costs in fiscal year 2020, together with the impact of synergy benefits and other savings.

Consolidated Research and Development ("R&D") Expense

(in millions)	2021	2020
R&D expenses	$(100)	$(97)
R&D expenses as a percentage of net sales	(0.8)%	(0.8)%

    Research and development costs increased by $3 million, or 3.1%, to $100 million for fiscal year 2021, from $97 million for fiscal year 2020.

Consolidated Restructuring and Related Expense, Net

(in millions)	2021	2020
Restructuring and related expenses, net	$(94)	$(115)
Restructuring and related expenses, net, as a percentage of net sales	(0.7)%	(0.9)%

    Restructuring and related costs decreased by $21 million to $94 million for fiscal year 2021, from $115 million for fiscal year 2020. The decrease was primarily driven by lower costs from the 2018 Rigid Packaging Restructuring Plan than in fiscal 2020.

Consolidated Other Income, Net

(in millions)	2021	2020
Other income, net	$75	$55
Other income, net, as a percentage of net sales	0.6%	0.4%

    Other income, net increased by $20 million to $75 million for fiscal year 2021, from $55 million for fiscal year 2020. The increase was mainly driven by a favorable Brazil Supreme Court ruling on Brazil indirect tax credits.

Consolidated Interest Income

(in millions)	2021	2020
Interest income	$14	$22
Interest income as a percentage of net sales	0.1%	0.2%

    Interest income decreased by $8 million, or 36.4%, to $14 million for fiscal year 2021, from $22 million for fiscal year 2020, mainly driven by overall decreases in market interest rates.

Consolidated Interest Expense

(in millions)	2021	2020
Interest expense	$(153)	$(207)
Interest expense as a percentage of net sales	(1.2)%	(1.7)%

    Interest expense decreased by $54 million, or 26.1%, to $153 million for fiscal year 2021 compared to $207 million for fiscal year 2020, mainly driven by use of commercial paper and lower floating interest rates and repayment of higher cost debt and term loans.

Consolidated Other Non-Operating Income, Net

(in millions)	2021	2020
Other non-operating income, net	$11	$16
Other non-operating income, net, as a percentage of net sales	0.1%	0.1%

    Other non-operating income, net decreased by $5 million to $11 million for fiscal year 2021, from $16 million for fiscal year 2020, mainly driven by lower expected returns on pension assets partially offset by lower pension interest.

Consolidated Income Tax Expense

(in millions)	2021	2020
Income tax expense	$(261)	$(187)
Effective tax rate	21.9%	22.6%

    Income tax expense increased by $74 million, or 39.6%, to $261 million for fiscal year 2021, from $187 million for fiscal year 2020. The increase was primarily driven by the higher overall profit of the total Company.

Presentation of Non-GAAP Information

    This Annual Report on Form 10-K refers to financial measures that have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"): adjusted earnings before interest and taxes ("Adjusted EBIT") from continuing operations, adjusted net income from continuing operations, and net debt. These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of significant tax reforms, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, certain litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, and changes in the fair value of deferred acquisition payments.

    This adjusted information should not be construed as an alternative to results determined under U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT from continuing operations and adjusted net income from continuing operations for fiscal years 2021, 2020, and 2019 is as follows:

	For the years ended June 30,
(in millions)	2021	2020	2019
Net income attributable to Amcor plc, as reported	$939	$612	$430
Add: Net income attributable to non-controlling interests	12	4	7
Add/(Less): (Income) loss from discontinued operations, net of tax	—	8	(1)
Income from continuing operations	951	624	436
Add: Income tax expense	261	187	172
Add: Interest expense	153	207	208
Less: Interest income	(14)	(22)	(17)
EBIT from continuing operations	1,351	996	799
Add: Material restructuring programs (1)	88	106	64
Add: Impairments in equity method investments (2)	—	26	14
Add: Material acquisition costs and other (3)	7	145	143
Add: Amortization of acquired intangible assets from business combinations (4)	165	191	31
Less: Economic net investment hedging activities not qualifying for hedge accounting (5)	—	—	(1)
Add: Impact of hyperinflation (6)	19	28	30
Less: Net legal settlements (7)	—	—	(5)
Add: Pension settlements (8)	—	5	—
Less: Net gain on disposals (9)	(9)	—	—
Adjusted EBIT from continuing operations	1,621	1,497	1,075
Less: Income tax expense	(261)	(187)	(172)
Add/(Less): Adjustments to income tax expense (10)	(51)	(89)	23
Less: Interest expense	(153)	(207)	(208)
Add: Interest income	14	22	17
Less: Material restructuring programs attributable to non-controlling interest	—	(4)	—
Less: Net income attributable to non-controlling interests	(12)	(4)	(7)
Adjusted net income from continuing operations	$1,158	$1,028	$728
(1)Material restructuring programs include restructuring and related expenses for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for fiscal years 2021 and 2020, respectively, and the 2018 Rigid Packaging Restructuring Plan for fiscal year 2019. Refer to Note 6, "Restructuring Plans," for more information about our restructuring plans.

(2)Impairments in equity method investments includes the impairment charges related to other-than-temporary impairments related to the investment in AMVIG. During fiscal year 2021 we sold our interest in AMVIG. Refer to Note 7, "Equity Method and Other Investments" for more information about our equity method investments.
(3)Fiscal year 2021 includes a $19 million benefit related to Brazil indirect taxes resulting from a May 2021 Brazil Supreme Court decision. During fiscal year 2020, material acquisition costs and other includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $88 million of Bemis transaction related costs and integration costs not qualifying as exit costs, including certain advisory, legal, audit and audit related fees. During fiscal year 2019, material acquisition costs and other includes $48 million of costs related to the 2019 Bemis Integration Plan, $16 million of Bemis acquisition related inventory fair value step-up, $43 million of long-lived asset impairments, $134 million of Bemis transaction-related costs, partially offset by $97 million of gain related to the U.S. Remedy sale net of related and other costs.
(4)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26 million and $5 million of sales backlog amortization for the fiscal year 2020 and 2019, respectively, from the Bemis acquisition.
(5)Economic net investment hedging activities not qualifying for hedge accounting includes the exchange rate movements on external loans not deemed to be effective net investment hedging instruments resulting from our conversion to U.S. GAAP from Australian Accounting Standards ("AAS") recognized in other non-operating income, net in fiscal 2019.
(6)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(7)Net legal settlements include the impact of significant legal settlements after associated costs.
(8)Impact of pensions settlements includes the amount of actuarial losses recognized in the consolidated income statements related to the settlement of certain defined benefit plans, not including related tax effects.
(9)Net gain on disposals includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 7, "Equity Method and Other Investments" for further information the disposal of AMVIG and Note 4, "Acquisitions and Divestitures" for more information about our other disposals.
(10)Net tax impact on items (1) through (9) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at June 30, 2021 and 2020 is as follows:

(in millions)	June 30, 2021	June 30, 2020
Current portion of long-term debt	$5	$11
Short-term debt	98	195
Long-term debt, less current portion	6,186	6,028
Total debt	6,289	6,234
Less cash and cash equivalents	850	743
Net debt	$5,439	$5,491

Supplemental Guarantor Information

    Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. (formerly known as Bemis Company, Inc.), and Amcor UK Finance plc.

•4.500% Guaranteed Senior Notes due 2021 of Amcor Flexibles North America, Inc.
•3.100% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
•2.630% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
•2.690% Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
•3.625% Guaranteed Senior Notes due 2026 of Amcor Finance (USA), Inc.
•4.500% Guaranteed Senior Notes due 2028 of Amcor Finance (USA), Inc.
•1.125% Guaranteed Senior Notes due 2027 of Amcor UK Finance plc

    The four notes issued by Amcor Flexibles North America, Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd (formerly known as Amcor Limited), Amcor Finance (USA), Inc., and Amcor UK Finance plc. The two notes issued by Amcor Finance (USA), Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc., and Amcor UK Finance plc. The note issued by Amcor UK Finance plc is guaranteed by its parent entity, Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc., and Amcor Finance (USA), Inc.

    All guarantors fully, unconditionally, and irrevocably guarantee, on a joint and several basis, to each holder of the notes the due and punctual payment of the principal of, and any premium and interest on, such note and all other amounts payable, when and as the same shall become due and payable, whether at stated maturity, by declaration of acceleration, call for redemption or otherwise, in accordance with the terms of the notes and related indenture. The obligations of the applicable guarantors under their guarantees will be limited as necessary to recognize certain defenses generally available to guarantors (including those that relate to fraudulent conveyance or transfer, voidable preference, financial assistance, corporate purpose, or similar laws) under applicable law. The guarantees will be unsecured and unsubordinated obligations of the guarantors and will rank equally with all existing and future unsecured and unsubordinated debt of each guarantor. None of our other subsidiaries guarantee such notes. The issuers and guarantors conduct large parts of their operations through other subsidiaries of Amcor plc.

    Amcor Flexibles North America, Inc. is incorporated in Missouri in the United States, Amcor Finance (USA) Inc. is incorporated in Delaware in the United States, Amcor UK Finance plc is incorporated in England and Wales, United Kingdom, and the guarantors are incorporated under the laws of Jersey, Australia, the United States, and England and Wales and, therefore, insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, Australian, United States or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable Notes or Guarantees, respectively.

    Set forth below is the summarized financial information of the combined Obligor Group made up of Amcor plc (as parent guarantor), Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., and Amcor UK Finance plc (as subsidiary issuers of the notes and guarantors of each other’s notes) and Amcor Pty Ltd (as the remaining subsidiary guarantor).

Basis of Preparation

    We voluntarily adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered as issued by the SEC [Release No. 33-10762; 34-88307; File No. S7-19-18] in March 2020. The following summarized financial information is presented for the parent, issuer, and guarantor subsidiaries ("Obligor Group") on a combined basis after elimination of intercompany transactions between entities in the combined group and amounts related to investments in any subsidiary that is a non-guarantor.

    This information is not intended to present the financial position or results of operations of the combined group of companies in accordance with U.S. GAAP.

Statement of Income for Obligor Group
(in millions)

For the year ended June 30,	2021
Net sales - external	$953
Net sales - to subsidiaries outside the Obligor Group	6
Total net sales	$959

Gross profit	178

Income from continuing operations (1)	3,057

Income (loss) from discontinued operations, net of tax	—

Net income	$3,057

Net (income) loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$3,057
(1)Includes $2,920 million of net income from subsidiaries outside the Obligor Group mainly made up of intercompany dividend and interest income, partially offset by expenses related to legal entity reorganizations executed during the period and other expenses related to transactions with subsidiaries outside the Obligor Group.

Balance Sheet for Obligor Group
(in millions)

As of June 30,	2021
Assets
Current assets - external	$814
Current assets - due from subsidiaries outside the Obligor Group	95
Total current assets	909
Non-current assets - external	1,428
Non-current assets - due from subsidiaries outside the Obligor Group	11,838
Total non-current assets	13,266
Total assets	$14,175
Liabilities
Current liabilities - external	$1,183
Current liabilities - due to subsidiaries outside the Obligor Group	22
Total current liabilities	1,205
Non-current liabilities - external	6,321
Non-current liabilities - due to subsidiaries outside the Obligor Group	11,563
Total non-current liabilities	17,884
Total liabilities	$19,089

Liquidity and Capital Resources

    We finance our business primarily through cash flows provided by operating activities, borrowings from banks, and proceeds from issuances of debt and equity. We periodically review our capital structure and liquidity position in light of market conditions, expected future cash flows, potential funding requirements for debt refinancing, capital expenditures, and acquisitions, the cost of capital, sensitivity analyses reflecting downside scenarios, the impact on our financial metrics and credit ratings, and our ease of access to funding sources.

    Despite the existing market uncertainties and volatilities stemming from the COVID-19 pandemic, based on our current and expected cash flow from operating activities and available cash, we believe our cash flows provided by operating activities, together with borrowings available under our credit facilities and access to the commercial paper market back stopped by our bank facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures, and other commitments, including dividends and purchases of our ordinary shares and CHESS Depositary Instruments under authorized share repurchase programs, into the foreseeable future.

Overview

	Year Ended June 30,
(in millions)	2021	2020	Change 2021 vs. 2020
Net cash provided by operating activities	$1,461	$1,384	$77
Net cash (used in) provided by investing activities	(233)	38	(271)
Net cash used in financing activities	(1,179)	(1,236)	57

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash inflows provided by operating activities increased by $77 million, or 6%, to $1,461 million for fiscal year 2021, from $1,384 million for fiscal year 2020. This increase was primarily due to higher cash earnings in fiscal year 2021 partially offset by working capital outflows versus the prior fiscal year.

    Net Cash (Used in) Provided by Investing Activities

    Net cash flows from investing activities decreased by $271 million, or 713%, to a $233 million outflow for fiscal year 2021, from a $38 million inflow for fiscal year 2020. This decrease was primarily due to higher disposal proceeds from the divestiture of three Bemis' medical packaging facilities located in the United Kingdom and Ireland ("EC Remedy") in the prior period and higher capital expenditures in the current period.

    Capital expenditures were $468 million for fiscal year 2021, an increase of $68 million compared to $400 million for fiscal year 2020. The increase in capital expenditures was primarily due to the increased capital spending in the Flexibles segment.

    Net Cash Used in Financing Activities

    Net cash flows used in financing activities decreased by $57 million, or 5%, to $1,179 million for fiscal year 2021, from a $1,236 million outflow for fiscal year 2020. This decrease was primarily due to lower share buyback payments and on-market purchases of own shares, partially offset by lower cash net debt drawdowns.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of June 30, 2021, we are in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

    Our net debt as of June 30, 2021 and June 30, 2020 was $5.4 billion and $5.5 billion, respectively.

Available Financing

    As of June 30, 2021, we had undrawn credit facilities available in the amount of $2.0 billion. Our senior facilities are available to fund working capital, capital expenditures, and refinancing obligations and are provided to us by three separate bank syndicates.

During the quarter ending March 31, 2021, we extended $3.8 billion in aggregate amount of the 3-, 4-, and 5-year revolving credit facilities via a one-year extension option to April 2023, 2024, and 2025, respectively. In addition to extending maturities, we also amended credit terms of the revolving facilities, which, among other changes, modified the debt covenant basis. The amendments removed the financial covenant requiring compliance with a minimum net interest expense coverage ratio, increased maximum permitted leverage ratio, and permit further increases at our election after we consummate certain qualified transactions. We have an option to extend the maturities for 12 months in fiscal year 2022.

On May 28, 2021, we canceled a $400 million term loan facility following the issuance of a $800 million 10-year senior unsecured note on May 25, 2021.

On July 15, 2021, we redeemed the $400 million U.S dollar notes due in October 2021 at a price equal to the principal plus accrued interest.

    As of June 30, 2021, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $1.8 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities).

Dividend Payments

    In fiscal years 2021, 2020, and 2019, we paid $742 million, $761 million, and $680 million, respectively, in dividends.

Credit Rating

    Our capital structure and financial practices have earned us investment grade credit ratings from two internationally recognized credit rating agencies. These credit ratings are important to our ability to issue debt at favorable rates of interest, for various tenors, and from a diverse range of markets that are highly liquid, including European and U.S. debt capital markets and from global financial institutions.

Share Repurchases

    On November 5, 2020, our Board of Directors approved a $150 million buyback of ordinary shares and Chess Depositary Instruments ("CDIs"). On February 2, 2021, our Board of Directors also approved a separate $200 million buyback of ordinary shares and CDIs in the next twelve months. During the year ended June 30, 2021, we repurchased approximately $350 million, excluding transaction costs, or 31 million shares. The shares repurchased were canceled upon repurchase. Additionally, on August 17, 2021, our Board of Directors approved a further $400 million buyback of ordinary shares and/or CDIs in the next twelve months.

    We had cash outflows of $8 million, $67 million, and $20 million for the purchase of our shares in the open market during fiscal years 2021, 2020, and 2019, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards and shares purchased for shareholder settlement in the fourth quarter of fiscal year 2020. As of June 30, 2021, 2020, and 2019, we held treasury shares at cost of $29 million, $67 million, and $16 million, representing 2.8 million, 6.7 million, and 1.4 million shares, respectively.

Contractual Obligations

    The following table provides a summary of contractual obligations including our debt payment obligations, operating lease obligations, and certain other commitments as of June 30, 2021. These amounts do not reflect all planned spending under the various categories but rather that portion of spending to which we are contractually committed.

(in millions)	Less than 1 year	Within 1 to 3 years	Within 3 to 5 years	More than 5 years
Short-term debt obligations (1)	$98	$—	$—	$—
Long-term debt obligations (1)(2)	678	1,035	1,744	2,712
Interest expense on short- and long-term debt, fixed and floating rate (3)	114	201	191	237
Operating leases (4)	110	180	116	251
Finance leases	3	6	4	31
Purchase obligations (5)	840	563	273	16
Employee benefit plan obligations	89	207	189	488
Total	$1,932	$2,192	$2,517	$3,735
(1)All debt obligations are based on their contractual face value, excluding interest rate swap fair value adjustments and unamortized discounts.
(2)USD commercial paper and EUR commercial paper are classified as maturing in 2023 and 2025, supported by the 3-year and 5-year syndicated facilities, maturing in 2023 and 2025, respectively.
(3)Variable interest rate commitments are based on the current contractual maturity date of the underlying facility, calculated on the existing drawdown at June 30, 2021, after allowing for increases/(decreases) in projected bank reference rates.
(4)We lease certain manufacturing sites, office space, warehouses, land, vehicles, and equipment under operating leases. The leases have varying terms, escalation clauses, and renewal rights. Not included in the above commitments are contingent rental payments which may arise as part of the rental increase indexed to the consumer price index or in the event that units produced by certain leased assets exceed a predetermined production capacity.
(5)Purchase obligations represent contracts or commitments for the purchase of raw materials, utilities, capital equipment, and various other goods and services.

Off-Balance Sheet Arrangements

    Other than as described under "Contractual Obligations" as of June 30, 2021, we had no significant off-balance sheet contractual obligations or other commitments.

Liquidity Risk and Outlook

    Liquidity risk arises from the possibility that we might encounter difficulty in settling our debts or otherwise meeting our obligations related to financial liabilities. We manage liquidity risk centrally and such management involves maintaining available funding and ensuring that we have access to an adequate amount of committed credit facilities. Due to the dynamic nature of our business, the aim is to maintain flexibility within our funding structure through the use of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. The following guidelines are used to manage our liquidity risk:

•maintaining minimum undrawn committed liquidity of at least $200 million that can be drawn at short notice;
•regularly performing a comprehensive analysis of all cash inflows and outflows in relation to operational, investing, and financing activities;
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

In the third quarter of fiscal year 2021, we extended $3.8 billion in aggregate amount of our 3-, 4-, and 5-year revolving credit facilities via a one-year extension option to April 2023, 2024, and 2025, respectively. At the same time, we entered into amendments to our revolving credit facilities, as described above under “Available Financing.” We have an option to extend the maturities for another 12 months in fiscal year 2022.

During the fourth quarter of fiscal 2021, we canceled a $400 million term loan facility following the issuance of an $800 million 10-year senior unsecured note on May 25, 2021.

On July 15, 2021, we redeemed the $400 million U.S. dollar notes due in October 2021 at a price equal to the principal plus accrued interest.

    As of June 30, 2021 and 2020, an aggregate principal amount of $1.8 billion and $2.0 billion, respectively, was drawn under commercial paper programs. However, such programs are backstopped by committed bank syndicated loan facilities with maturities in April 2023 ($750 million), April 2024 ($1.5 billion), and April 2025 ($1.5 billion), with an option to extend, under which we had $2.0 billion in unused capacity remaining as of June 30, 2021.

    We expect long-term future funding needs to primarily relate to refinancing and servicing our outstanding financial liabilities maturing as outlined above and to finance our capital expenditure and payments for acquisitions that may be completed. We expect to continue to fund our long-term business needs on the same basis as in the past, i.e., partially through the cash flow provided by operating activities available to the business and management of the capital of the business, in particular through issuance of commercial paper and debt securities on a regular basis. We decide on discretionary growth capital expenditures and acquisitions individually based on, among other factors, the return on investment after related financing costs and the payback period of required upfront cash investments in light of our mid-term liquidity planning covering a period of four years post the current financial year. Our long-term access to liquidity depends on both our results of operations and on the availability of funding in financial markets.

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, equity method investments, and expected future performance of operations. Our estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Considerations Related to the COVID-19 Pandemic

    The impact that the ongoing COVID-19 pandemic will have on our consolidated operations is uncertain. While the overall impact on our operations to date has not been material, we have experienced volatility in customer order patterns. We have considered the potential impacts of the COVID-19 pandemic in our critical accounting estimates and judgments as of June 30, 2021 and will continue to evaluate the nature and extent of the impact on our business and consolidated results of operations.

Pension Costs

    Approximately 50% of our defined benefits plans are closed to new entrants and future accruals. The accounting for the pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet. A substantial portion of our pension amounts relates to our defined benefit plans in the United States, Switzerland, and the United Kingdom. Net periodic pension cost recorded in fiscal year 2021 was $15 million, compared to pension cost of $10 million in fiscal year 2020 and $13 million in fiscal year 2019. We expect pension expense before the effect of income taxes for fiscal year 2022 to be approximately $3 million.

    For our sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, mortality rates, and other assumptions. We believe that the accounting estimates related to our pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions, and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by our actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

    The amount by which the fair value of plan assets differs from the projected benefit obligation of a pension plan must be recorded on the consolidated balance sheets as an asset, in the case of an overfunded plan, or as a liability, in the case of an underfunded plan. The gains or losses and prior service costs or credits that arise but are not recognized as components of pension cost are recorded as a component of other comprehensive income. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. The service costs related to defined benefits are included in operating income. The other components of net benefit cost are presented in the consolidated statements of income separately from the service cost component and outside operating income.

    We review annually the discount rate used to calculate the present value of pension plan liabilities. The discount rate used at each measurement date is set based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indexes, data providers, and rating agencies. In countries where there is no deep market in corporate bonds, we have used a government bond approach to set the discount rate. For Mexico, Poland, and Turkey, a corporate bond credit spread has been added to the government bond yields. Additionally, the expected long-term rate of return on plan assets is derived for each benefit plan by considering the expected future long-term return assumption for each individual asset class. A single long-term return assumption is then derived for each plan based upon the plan's target asset allocation.

Pension Assumptions Sensitivity Analysis

    The following chart depicts the sensitivity of estimated fiscal year 2022 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount Rate	Total Increase (Decrease) to Pension Expense from Current Assumption	Rate of Return on Plan Assets	Total Increase (Decrease) to Pension Expense from Current Assumption
	(in $ millions)		(in $ millions)
+25 basis points	1	+25 basis points	(4)
2.13 percent (current assumption)	—	3.78 percent (current assumption)	—
-25 basis points	(2)	-25 basis points	4

Intangible Assets and Goodwill

    Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets. Goodwill is not amortized but is instead tested annually or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to a reporting unit, which is defined as an operating segment, at the time of each acquisition based on the relative fair value of the reporting unit. We have six reporting units, of which five are included in our Flexibles Segment. The other reporting unit that is also a reportable segment is Rigid Packaging.

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

    In performing our impairment analysis, we may elect to first assess qualitative factors to determine whether a quantitative test is necessary. If we determine that a quantitative test is necessary, or elect to perform a quantitative test instead of the qualitative test, we derive an estimate of fair values for each of our reporting units using income approaches. The most significant assumptions used in the determination of the estimated fair value of the reporting units are revenue growth, projected operating income growth, terminal values, and discount rates.

    Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as a significant decrease in expected net earnings, adverse equity market conditions, and other external events, such as the COVID-19 pandemic, may result in the need for more frequent assessments.

    Intangible assets consist primarily of purchased customer relationships, technology, trademarks, and software and are amortized using the straight-line method over their estimated useful lives, which range from one to 20 years. We review these intangible assets for impairment as changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable. The test for impairment requires us to make estimates about fair value, most of which are based on projected future cash flows and discount rates. These estimates and projections require judgments as to future events, conditions, and amounts of future cash flows.

Deferred Taxes and Uncertain Tax Positions

    We deal with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The determination of uncertain tax positions is based on an evaluation of whether the weight of available evidence indicates that it is more likely than not that the position taken or expected to be taken in the tax return will be sustained on tax audit, including resolution of related appeals or litigation processes, if any. The recognized tax benefits are measured as the largest benefit of having a more likely than not likelihood of being sustained upon settlement. Significant estimates are required in determining such uncertain tax positions and related income tax expense and benefit. Additionally, we are also required to assess the likelihood of recovering deferred tax assets against future sources of taxable income which might result in the need for a valuation allowance on deferred tax assets, including operating loss, capital loss, and tax credit carryforwards if we do not reach the more likely than not threshold based on all available evidence. Significant judgments and estimates, including expected future performance of operations and taxable earnings and the feasibility of tax planning strategies, are required in determining the need for and amount of valuation allowances for deferred tax assets. If actual results differ from these estimates or there are future changes to tax laws or statutory tax rates, we may need to adjust valuation allowances or tax liabilities, which could have a material impact on our consolidated financial position and results of operations.

Equity Accounted Investments

    Investments in ordinary shares of companies, in which we believe we exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize our share of earnings or losses of the investee after the date of acquisition and cash dividends paid. The assessment of whether a decline in fair value below the cost basis is other-than-temporary and the amount of such other-than-temporary decline requires significant estimates. We review our investments in affiliated companies for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

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

    We use all available information to estimate fair values and typically engage outside appraisal firms to assist in the fair value determination for significant acquisitions. The fair value measurements are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. Critical estimates in valuing intangible assets include, but are not limited to, expected cash flows from customer relationships, acquired developed technology, corporate trade name, and brand names; the period of time we expect to use the acquired intangible asset; and discount rates.

    In estimating the future cash flows, we consider demand, competition, other economic factors, and actuarial assumptions for defined benefit plans. We utilize common valuation techniques such as discounted cash flows and market approaches, including the relief-from-royalty method to value acquired developed technology, trade names, and brand names. Customer relationships are valued using the cost approach or an income approach such as the excess earnings method. We believe our estimates to be based on assumptions that are reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates, which could result in impairment charges in the future.

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

    We account for costs to exit or restructure certain activities of an acquired company separately from the business acquisition. A liability for costs associated with an exit or disposal activity is recognized and measured at fair value in the consolidated statements of income in the period in which the liability is incurred. We reflect acquired operations that we intend to dispose of as discontinued operations in our consolidated statements of income and as assets held for sale in our consolidated balance sheets.

New Accounting Pronouncements

    Refer to Note 3, "New Accounting Guidance" of the notes to consolidated financial statements for information about new accounting pronouncements.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

Overview

    Our activities expose us to a variety of market risks and financial risks. Our overall risk management program seeks to minimize potential adverse effects of these risks on Amcor's financial performance. From time to time, we enter into various derivative financial instruments such as foreign exchange contracts, commodity fixed price swaps (on behalf of customers), and interest rate swaps to manage these risks. Our hedging activities are conducted on a centralized basis through standard operating procedures and delegated authorities, which provide guidelines for control, counterparty risk, and ongoing reporting. These derivative instruments are designed to reduce the economic risk associated with movements in foreign exchange rates, raw material prices, and to fixed and variable interest rates, but may not have been designated or qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility. However, we do not trade in derivative financial instruments for speculative purposes. In addition, we may enter into loan agreements in currencies other than the respective legal entity's functional currency to economically hedge foreign exchange risk in net investments in our non-U.S. subsidiaries, which do not qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility.

    There have been no material changes in the risks described below, other than increased volatility in connection with the COVID-19 pandemic, for the fiscal years 2021 and 2020 related to interest rate risk, foreign exchange risk, raw material and commodity price risk, and credit risk.

Interest Rate Risk

    Our policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through the use of various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks.

    A hypothetical but reasonably possible increase of 1% in the floating rate on the relevant interest rate yield curve applicable to both derivative and non-derivative instruments denominated in U.S. dollars, the currency with the largest interest rate sensitivity, outstanding as of June 30, 2021, would have resulted in an adverse impact on income before income taxes and equity in income (loss) of affiliated companies of $16 million for the year ended June 30, 2021.

Foreign Exchange Risk

    We operate in over 40 countries across the world and, as a result, we are exposed to movements in foreign currency exchange rates.

    For the year ended June 30, 2021, a hypothetical but reasonably possible adverse change of 1% in the underlying average foreign currency exchange rate for the Euro would have resulted in an adverse impact on our net sales of $23 million.

    During fiscal years 2021 and 2020, 48% and 49% of our net sales, respectively, were effectively generated in U.S. dollar functional currency entities. During fiscal years 2021 and 2020, 18% and 18% of net sales, respectively, were generated in Euro functional currency entities with the remaining 34% and 33% of net sales, respectively, being generated in entities with functional currencies other than U.S. dollars and Euros. The impact of translating Euro and other non-U.S. dollar net sales and operating expenses into U.S. dollar for reporting purposes will vary depending on the movement of those currencies from period to period.

Raw Material and Commodity Price Risk

    The primary raw materials for our products are resins, film, aluminum, and liquids. We have market risk primarily in connection with the pricing of our products and are exposed to commodity price risk from a number of commodities and certain other raw materials and energy price risk.

    Changes in prices of our key raw materials and commodities, including resins, film, aluminum, inks, solvents, adhesives and liquids, and other raw materials, may result in a temporary or permanent reduction in income before income taxes and equity in income (loss) of affiliated companies depending on the level of recovery by material type. The level of recovery depends both on the type of material and the market in which we operate. Across our business, we have a number of contractual provisions that allow for passing on of raw material price fluctuations to customers within predefined periods.

    A hypothetical but reasonably possible 1% increase on average prices for resins, film, aluminum, and liquids, not passed on to the customer by way of a price adjustment, would have resulted in an increase in cost of sales and hence an adverse impact on income from continuing operations before income taxes and equity in income (loss) of affiliated companies for fiscal years 2021 and 2020 of $58 million and $57 million, respectively.

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

    We manage our credit risk from balances with financial institutions through our counterparty risk policy, which provide guidelines on setting limits to minimize the concentration of risks and therefore mitigating financial loss through potential counterparty failure and on dealing and settlement procedures. The investment of surplus funds is made only with approved counterparties and within credit limits assigned to each specific counterparty. Financial derivative instruments can only be entered into with high credit quality approved financial institutions. As of June 30, 2021 and 2020, we did not have a significant concentration of credit risk in relation to derivatives entered into in accordance with our hedging and risk management activities.

Item 8. - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amcor plc and its subsidiaries (the “Company”) as of June 30, 2021 and 2020 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended June 30,2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessment - Flexibles Latin America Reporting Unit within the Flexibles Segment

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5,419 million as of June 30, 2021, and the goodwill associated with the Flexibles Segment was $4,437 million which includes goodwill associated with the Flexibles Latin America reporting unit. Management conducts an impairment analysis in the fourth quarter of each year, or whenever events and circumstances indicate an impairment may have occurred during the year. Management’s quantitative assessment utilizes present value (discounted cash flow) methods to determine the fair value of the reporting unit. As disclosed by management, if the carrying value of a reporting unit exceeds its fair value, management would recognize an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit, adjusted for any tax benefits, limited to the amount of the carrying value of goodwill. Management’s projected future cash flows for the Flexibles Latin America reporting unit included key assumptions relating to revenue growth, projected operating income growth, terminal values, and the discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Flexibles Latin America reporting unit within the Flexibles Segment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth, projected operating income growth, terminal values, and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Flexibles Latin America reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth, projected operating income growth, terminal values, and the discount rates. Evaluating management’s assumptions related to the revenue growth, projected operating income growth, terminal values, and the discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and certain significant assumptions, including the terminal values and discount rates.

/s/ PricewaterhouseCoopers AG
Zürich, Switzerland
August 24, 2021

We have served as the Company's auditor since 2019.

Amcor plc and Subsidiaries
Consolidated Statements of Income
(in millions, except per share data)

For the years ended June 30,	2021	2020	2019
Net sales	$12,861	$12,468	$9,458
Cost of sales	(10,129)	(9,932)	(7,659)

Gross profit	2,732	2,536	1,799

Operating expenses:
Selling, general, and administrative expenses	(1,292)	(1,385)	(999)
Research and development expenses	(100)	(97)	(64)
Restructuring and related expenses, net	(94)	(115)	(131)
Other income, net	75	55	187

Operating income	1,321	994	792

Interest income	14	22	17
Interest expense	(153)	(207)	(208)
Other non-operating income, net	11	16	3

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	1,193	825	604

Income tax expense	(261)	(187)	(172)
Equity in income (loss) of affiliated companies, net of tax	19	(14)	4

Income from continuing operations	951	624	436

Income (loss) from discontinued operations, net of tax	—	(8)	1

Net income	$951	$616	$437

Net income attributable to non-controlling interests	(12)	(4)	(7)

Net income attributable to Amcor plc	$939	$612	$430

Basic earnings per share:
Income from continuing operations	$0.604	$0.387	$0.363
Income (loss) from discontinued operations	—	(0.005)	0.001
Net income	$0.604	$0.382	$0.364

Diluted earnings per share:
Income from continuing operations	$0.602	$0.387	$0.362
Income (loss) from discontinued operations	—	(0.005)	0.001
Net income	$0.602	$0.382	$0.363
 See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

For the years ended June 30,	2021	2020	2019
Net income	$951	$616	$437
Other comprehensive income (loss):
Net gains (losses) on cash flow hedges, net of tax (a)	26	(22)	(4)
Foreign currency translation adjustments, net of tax (b)	205	(287)	61
Net investment hedge of foreign operations, net of tax (c)	—	(2)	(11)
Pension, net of tax (d)	52	(16)	(59)
Other comprehensive income (loss)	283	(327)	(13)
Total comprehensive income	1,234	289	424
Comprehensive income attributable to non-controlling interest	(12)	(4)	(8)
Comprehensive income attributable to Amcor plc	$1,222	$285	$416

(a) Tax benefit related to cash flow hedges	$—	$—	$2
(b) Tax benefit (expense) related to foreign currency translation adjustments	$7	$(2)	$(3)
(c) Tax benefit related to net investment hedge of foreign operations	$—	$1	$5
(d) Tax benefit (expense) related to pension adjustments	$(14)	$12	$13
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Balance Sheets
(in millions)

As of June 30,	2021	2020
Assets
Current assets:
Cash and cash equivalents	$850	$743
Trade receivables, net	1,864	1,616
Inventories, net	1,991	1,832
Prepaid expenses and other current assets	561	344
Total current assets	5,266	4,535
Non-current assets:
Investments in affiliated companies	—	78
Property, plant, and equipment, net	3,761	3,615
Operating lease assets	532	525
Deferred tax assets	139	135
Other intangible assets, net	1,835	1,994
Goodwill	5,419	5,339
Employee benefit assets	52	44
Other non-current assets	184	177
Total non-current assets	11,922	11,907
Total assets	$17,188	$16,442
Liabilities
Current liabilities:
Current portion of long-term debt	$5	$11
Short-term debt	98	195
Trade payables	2,574	2,171
Accrued employee costs	523	477
Other current liabilities	1,145	1,120
Total current liabilities	4,345	3,974
Non-current liabilities:
Long-term debt, less current portion	6,186	6,028
Operating lease liabilities	462	466
Deferred tax liabilities	696	672
Employee benefit obligations	307	392
Other non-current liabilities	371	223
Total non-current liabilities	8,022	7,781
Total liabilities	$12,367	$11,755

Commitments and contingencies (See Note 19)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value):
Authorized (9,000 million shares)
Issued (1,538 and 1,569 million shares, respectively)	15	16
Additional paid-in capital	5,092	5,480
Retained earnings	452	246
Accumulated other comprehensive loss	(766)	(1,049)
Treasury shares (3 and 7 million shares, respectively)	(29)	(67)
Total Amcor plc shareholders' equity	4,764	4,626
Non-controlling interest	57	61
Total shareholders' equity	4,821	4,687
Total liabilities and shareholders' equity	$17,188	$16,442
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

For the years ended June 30,	2021	2020	2019
Cash flows from operating activities:
Net income	$951	$616	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	574	652	453
Net periodic benefit cost	15	10	13
Amortization of debt discount and deferred financing costs	10	8	6
Amortization of deferred gain on sale and leasebacks	—	—	(7)
Net gain on disposal of property, plant, and equipment	(10)	(4)	(16)
Net gain on disposal of businesses	(44)	—	(159)
Equity in (income) loss of affiliated companies	(19)	14	(4)
Net foreign exchange (gain) loss	21	(16)	(5)
Share-based compensation	58	34	19
Other, net	(83)	—	(78)
Loss from highly inflationary accounting for Argentine subsidiaries	27	38	30
Deferred income taxes, net	4	(114)	73
Dividends received from affiliated companies	4	7	8
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	(189)	133	(84)
Inventories	(112)	26	3
Prepaid expenses and other current assets	(90)	(23)	(52)
Trade payables	342	(48)	120
Other current liabilities	11	8	97
Accrued employee costs	29	81	(32)
Employee benefit obligations	(40)	(33)	(25)
Other, net	2	(5)	(21)
Net cash provided by operating activities	1,461	1,384	776
Cash flows from investing activities:
(Issuance)/repayment of loans to/from affiliated companies	—	—	(1)
Investments in affiliated companies and other	(5)	—	—
Business acquisitions, net of cash acquired	—	—	42
Purchase of property, plant, and equipment, and other intangible assets	(468)	(400)	(332)
Proceeds from divestitures	214	425	216
Proceeds from sales of property, plant, and equipment, and other intangible assets	26	13	85
Net cash (used in) provided by investing activities	(233)	38	10
Cash flows from financing activities:
Proceeds from issuance of shares	30	1	19
Settlement of forward contracts	—	—	(28)
Purchase of treasury shares	(8)	(67)	(20)
Proceeds from (purchase of) non-controlling interest	(8)	4	4
Proceeds from issuance of long-term debt	790	3,194	3,229
Repayment of long-term debt	(530)	(4,225)	(3,108)
Net borrowing (repayment) of commercial paper	(235)	1,742	(558)
Net borrowing (repayment) of short-term debt	(123)	(585)	379
Repayment of lease liabilities	(2)	(2)	(2)
Share buyback/cancellations	(351)	(537)	—
Dividends paid	(742)	(761)	(680)
Net cash used in financing activities	(1,179)	(1,236)	(765)

Effect of exchange rates on cash and cash equivalents	58	(45)	1
Cash and cash equivalents classified as held for sale assets	—	—	(41)

Net increase (decrease) in cash and cash equivalents	107	141	(19)
Cash and cash equivalents balance at beginning of year	743	602	621

Cash and cash equivalents balance at end of year	$850	$743	$602
See accompanying notes to consolidated financial statements, including Note 22, "Supplemental Cash Flow Information."

Amcor plc and Subsidiaries
Consolidated Statements of Equity
(in millions)

	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of June 30, 2018	$—	$784	$562	$(708)	$(11)	$68	$695

Net income			430			7	437
Other comprehensive income (loss)				(14)		1	(13)
Dividends declared ($0.575 per share)			(666)			(14)	(680)
Options exercised and shares vested		(20)			42		22
Net shares issued	11	(11)					—
Forward contracts entered to purchase own equity to meet share-based incentive plans, net of tax		(11)					(11)
Settlement of forward contracts to purchase own equity to meet share-based incentive plans, net of tax		25			(25)		—
Purchase of treasury shares					(22)		(22)
Acquisition of Bemis Company, Inc.	5	5,225					5,230
Share-based compensation expense		16					16
Change in non-controlling interest			(2)			3	1
Balance as of June 30, 2019	16	6,008	324	(722)	(16)	65	5,675

Net income			612			4	616
Other comprehensive loss				(327)		—	(327)
Share buyback/cancellations		(537)					(537)
Dividends declared ($0.465 per share)			(748)			(13)	(761)
Options exercised and shares vested		(15)			16		1
Forward contracts entered to purchase own equity to meet share-based incentive plans, net of tax		(10)					(10)
Purchase of treasury shares					(67)		(67)
Share-based compensation expense		34					34
Change in non-controlling interest			—			5	5
Cumulative adjustment related to the adoption of ASC 842			58				58
Balance as of June 30, 2020	16	5,480	246	(1,049)	(67)	61	4,687

Net income			939			12	951
Other comprehensive income				283			283
Share buyback/cancellations	(1)	(350)					(351)
Dividends declared ($0.4675 per share)			(728)			(14)	(742)
Options exercised and shares vested		(16)			46		30
Forward contracts entered to purchase own equity to meet share-based incentive plans, net of tax		(72)					(72)
Purchase of treasury shares					(8)		(8)
Share-based compensation expense		58					58
Change in non-controlling interest		(8)				(2)	(10)
Cumulative adjustment related to the adoption of ASC 326 (1)			(5)				(5)
Balance as of June 30, 2021	$15	$5,092	$452	$(766)	$(29)	$57	$4,821
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

    The Company develops and produces a broad range of packaging products including flexible packaging, rigid packaging containers, specialty cartons, and closures. The Company employs approximately 46,000 individuals and has 225 significant manufacturing and support facilities in more than 40 countries.

    The Company's business activities are organized around two reportable segments, Flexibles and Rigid Packaging. The Company has a globally diverse operating footprint, selling to customers in Europe, North America, Latin America, Africa, and the Asia Pacific regions. The Company's sales are widely diversified, with the majority of sales made to the food, beverage, pharmaceutical, medical device, home and personal care, and other consumer goods end markets. All markets are considered to be highly competitive as to price, innovation, quality and service.

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

Certain amounts in the Company's notes to consolidated financial statements may not add or recalculate due to rounding.

Business Combinations: The Company uses the acquisition method of accounting, which requires separate recognition of assets acquired and liabilities assumed from goodwill, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the fair value of any non-controlling interests in the acquiree over the net of the acquisition date fair values of the assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company has the ability to record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of income.

Discontinued Operations Presentation: The consolidated financial statements and related notes reflect the three plants in Europe acquired as part of the Bemis acquisition as a discontinued operation in fiscal year 2019 as the Company agreed to divest of these plants as a condition of approval from the European Commission. See Note 5, "Discontinued Operations," for more information on discontinued operations. The plants were divested in the first quarter of fiscal year 2020.

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

Translation of Foreign Currencies: The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries is generally the local currency of each entity. Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the entity’s functional currency are remeasured at the exchange rate as of the balance sheet date to the entity’s functional currency. Foreign currency transaction gains and losses related to short-term and long-term debt are recorded in other non-operating income, net, in the consolidated statements of income and the net gains or net losses are not material in any of the periods presented. All other foreign currency transaction gains and losses are recorded in other income, net in the consolidated statements of income. These foreign currency transaction net gains or net losses amounted to a net loss of $4 million, a net gain of $21 million, and a net gain of $9 million during the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

    Upon consolidation, the results of operations of subsidiaries whose functional currency is other than the reporting currency of the Company are translated using average exchange rates in effect during each year. Assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at the exchange rate as of the balance sheet date, while equity balances are translated at historical rates. Translation gains and losses are reported in accumulated other comprehensive loss as a component of shareholders’ equity.

Highly Inflationary Accounting: A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. As of July 1, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, the U.S. dollar replaced the Argentine peso as the functional currency for the Company's subsidiaries in Argentina. The impact of highly inflationary accounting on monetary balances was a loss of $19 million, $28 million, and $30 million for the fiscal years ended June 30, 2021, 2020, and 2019, respectively, in the consolidated statements of income.

Revenue Recognition: The Company generates revenue by providing its customers with flexible and rigid packaging serving a variety of markets including food, consumer products, and healthcare end markets. The Company enters into a variety of agreements with customers, including quality agreements, pricing agreements, and master supply agreements, which outline the terms under which the Company does business with a specific customer. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement. All revenue recognized in the consolidated statements of income is considered to be revenue from contracts with customers.

    The Company typically satisfies the obligation to provide packaging to customers at a point in time upon shipment when control is transferred to customers. Revenue is recognized net of allowances for returns and customer claims and any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company does not have any material contract assets or contract liabilities. The Company disaggregates revenue based on geography. Disaggregation of revenue is presented in Note 20, "Segments."

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

    The Company may provide variable consideration in several forms, which are determined through its agreements with customers. The Company can offer prompt payment discounts, sales rebates, or other incentive payments to customers. Sales rebates and other incentive payments are typically awarded upon achievement of certain performance metrics, including volume. The Company accounts for variable consideration using the most likely amount method. The Company utilizes forecasted sales data and rebate percentages specific to each customer agreement and updates its judgment of the amounts to which the customer is entitled each period.

    The Company enters into long-term agreements with certain customers, under which it is obligated to make various up-front payments for which it expects to receive a benefit in excess of the cost over the term of the contract. These up-front payments are deferred and reflected in prepaid expenses and other current assets or other non-current assets on its consolidated balance sheets. Contract incentives are typically recognized as a reduction to revenue over the term of the customer agreement.

Practical Expedients

    The Company sells primarily through its direct sales force. Any external sales commissions are expensed when incurred because the amortization period would be one year or less. External sales commission expense is included in selling, general, and administrative expenses in the consolidated statements of income.

    The Company accounts for shipping and handling activities as fulfillment costs. Accordingly, shipping and handling costs are classified as a component of cost of sales while amounts billed to customers are classified as a component of net sales.

    The Company excludes from the measurement of the transaction price all taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from the customer, including sales taxes, value added taxes, excise taxes, and use taxes. Accordingly, the tax amounts are not included in net sales.

    The Company does not adjust the promised consideration for the time value of money for contracts where the difference between the time of payment and performance is one year or less.

Research and Development: Research and development expenses are expensed as incurred.

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

Cash, Cash Equivalents, and Restricted Cash: The Company considers all highly liquid temporary investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents include certificates of deposit that can be readily liquidated without penalty at the Company’s option. Cash equivalents are carried at cost which approximates fair market value. The Company had restricted cash of $23 million at June 30, 2021, which is held in a share trust associated with Company share-based payment obligations. The Company did not have any restricted cash at June 30, 2020.

Trade Receivables, Net: Trade accounts receivable, net, are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is estimated based on the current expected credit loss model ("CECL") and it incorporates information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts. The Company has an allowance for doubtful accounts of $28 million and $35 million recorded at June 30, 2021 and 2020, respectively, in trade receivables, net, on the consolidated balance sheets. The current year expense to adjust the allowance for doubtful accounts is recorded within selling, general, and administrative expenses in the consolidated statements of income.

Trade receivables, net, is summarized as follows:

($ in millions)	June 30, 2021	June 30, 2020
Trade receivables, gross	$1,892	$1,651
Less: Allowance for doubtful accounts	(28)	(35)
Trade receivables, net	$1,864	$1,616

Allowance for Doubtful Accounts

    The changes in allowance for doubtful accounts, including expected credit losses, during the years ended June 30, 2021 and 2020 were as follows:

($ in millions)
Balances as of June 30, 2020 and 2019, respectively	$(35)	$(34)
Impact of adoption of ASC 326 ("CECL") (1)	(7)	—
Recoveries/(charges) to income	4	(5)
Write-offs	11	1
Foreign currency and other	(1)	3
Balances as of June 30, 2021 and 2020, respectively	$(28)	$(35)
(1)Refer to Note 3, "New Accounting Guidance" for more information regarding adoption of ASC 326.

    The Company enters into factoring arrangements from time to time, including customer-based supply-chain financing programs, to sell trade receivables to third-party financial institutions. Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. Agreements that allow the Company to maintain effective control over the transferred receivables and which do not qualify as a true sale are accounted for as secured borrowings and recorded on the consolidated balance sheets within trade receivables, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of income primarily as a reduction of net sales. The Company did not factor any trade receivables in fiscal years 2021 and 2020 which did not qualify as true sales of the receivables.

Inventories: Inventories are stated at the lower of cost and net realizable value. The cost of inventories is based upon the first-in, first-out ("FIFO") method or average cost method.

    Inventories are summarized at June 30, 2021 and 2020 as follows:

(in millions)	2021	2020
Raw materials and supplies	$905	$809
Work in process and finished goods	1,193	1,127
Less: inventory reserves	(107)	(104)
Inventory, net	$1,991	$1,832

Property, Plant, and Equipment, Net: Property, plant, and equipment ("PP&E"), net is carried at cost less accumulated depreciation and impairment and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. Cost of constructed assets includes capitalized interest incurred during the construction period. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.

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

Leasehold land	Over lease term
Land improvements	Up to 30 years
Buildings	Up to 45 years
Machinery and equipment	Up to 25 years
Finance leases	Shorter of lease term or 5 - 25 years

    For tax purposes, the Company generally uses accelerated methods of depreciation. The tax effect of the difference between book and tax depreciation has been provided for as deferred income taxes.

Impairment of Long-lived Assets: The Company reviews long-lived assets, primarily PP&E and certain identifiable intangible assets with finite lives, for impairment when facts or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable.

    Impairment losses recognized in the consolidated statements of income were as follows:

	Years ended June 30,
(in millions)	2021	2020	2019
Selling, general, and administrative ("SG&A") expenses	$1	$1	$48
Restructuring and related expenses, net	9	21	27
Total impairment losses recognized in the consolidated statements of income	$10	$22	$75

Leases: The Company has operating leases for certain manufacturing sites, office space, warehouses, land, vehicles, and equipment. Right-of-use ("ROU") lease assets and lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease term, which includes renewal periods the Company is reasonably certain to exercise. The Company reevaluates its leases on a regular basis to consider the economic and strategic incentives of exercising lease renewal options. Short-term leases with a term of twelve months or less, including reasonably certain holding periods, are not recorded on the consolidated balance sheets. As the Company's leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date to determine the present value of lease payments. The Company recognizes expense for operating leases on a straight-line basis over the lease term in the consolidated statements of income. Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU lease asset and lease liability and recognized as an expense in the period in which the obligation for the payments occur.

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

    In performing the required impairment tests, the Company has the option to first assess qualitative factors to determine if it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. The Company's quantitative assessment utilizes present value (discounted cash flow) methods to determine the fair value of the reporting units with goodwill. Determining fair value using discounted cash flows requires considerable judgment and is sensitive to changes in underlying assumptions and market factors. Key assumptions relate to revenue growth, projected operating income growth, terminal values, and discount rates. If current expectations of future growth rates and margins are not met, or if market factors outside of Amcor’s control, such as factors impacting the applicable discount rate, or economic or political conditions in key markets change significantly, then goodwill allocated to one or more reporting units may be impaired.

    The Company performs its annual impairment analysis in the fourth fiscal quarter of each year.

    A qualitative impairment analysis was performed in the fourth fiscal quarter for five of the Company's six reporting units in fiscal year 2021 and all of its reporting units for fiscal year 2019. The Company elected to perform a quantitative goodwill impairment test for one flexible reporting unit in fiscal year 2021 and performed a quantitative impairment test for all of its reporting units in fiscal year 2020. The Company’s annual impairment analysis for all three fiscal years concluded that goodwill was not impaired. Quantitative impairment analyses performed during the last two years concluded that the fair value of the reporting units substantially exceeded their carrying value.

    Although no reporting units failed the assessments noted above in the annual impairment analysis for 2021, during the time subsequent to the annual evaluation, and at June 30, 2021, the Company considered whether any events and/or changes in circumstances, including the impact of the COVID-19 pandemic, had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

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

Financial Instruments: The Company recognizes all derivative instruments on the consolidated balance sheets at fair value. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Derivatives not designated as hedging instruments are adjusted to fair value through income. Depending on the nature of derivatives designated as hedging instruments, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income until the hedged item is recognized. Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings over the life of the hedging relationship.

    See Note 11, "Derivative Instruments," for more information regarding specific derivative instruments included on the Company’s consolidated balance sheets, such as forward foreign currency exchange contracts, currency swap contracts, and interest rate swap arrangements, among other derivative instruments.

Employee Benefit Plans: The Company sponsors various defined contribution plans to which it makes contributions on behalf of employees. The expense under such plans was $68 million, $64 million, and $40 million for the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

    The Company sponsors a number of defined benefit plans that provide benefits to current and former employees. For the company-sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, mortality rates, and other assumptions. The Company believes that the accounting estimates related to its pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions, and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by the Company’s actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

    The Company recognizes the funded status of each defined benefit pension plan in the consolidated balance sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. The service costs related to defined benefits are included in operating income. The other components of net benefit cost other than service cost are recorded within other non-operating income, net in the consolidated statements of income.

Equity Method and Other Investments: Investments in ordinary shares of companies, in which the Company believes it exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition and is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment and it is not adjusted for subsequent recoveries in fair value. The Company sold its equity investment in AMVIG Holdings Limited ("AMVIG") in the first quarter of fiscal year 2021, refer to Note 7, "Equity Method and Other Investments."

All equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value with unrealized gains and losses related to mark-to-market adjustments included in net income. The Company utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost adjusted for impairments and observable price changes in orderly transactions. To date, investments not accounted for under the equity method are not material.

Contingencies: The Company is subject to numerous contingencies arising in the ordinary course of business, such as legal and administrative proceedings, environmental claims and proceedings, workers' compensation, and other claims. Accruals for estimated losses are recorded by the Company at the time information becomes available indicating that losses are probable and that the amounts can be reasonably estimated. When management can reasonably estimate a range of losses it may incur, it records an accrual for the amount within the range that constitutes its best estimate. If no amount within a range appears to be a better estimate than any other, the low end of the range is accrued. The Company records anticipated recoveries under existing insurance contracts when recovery is probable.

Share-based Compensation: Amcor has a variety of equity incentive plans. For employee awards with a service or market condition, compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. For awards with a performance condition, the Company must reassess the probability of vesting at each reporting period and adjust compensation cost based on its probability assessment. The Company also has immaterial cash-settled share-based compensation plans which are accounted for as liabilities. Such share-based awards are remeasured to fair value at each reporting period. The Company estimates forfeitures based on employee level, economic conditions, time remaining to vest, and historical forfeiture experience.

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

    Deferred tax assets, including operating loss, capital loss, and tax credit carryforwards, are reduced by a valuation allowance when it is more likely than not that any portion of these tax attributes will not be realized. In addition, from time to time, management must assess the need to accrue or disclose uncertain tax positions for proposed adjustments from various tax authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision. See Note 16, "Income Taxes," for more information on the Company's income taxes.

Note 3 - New Accounting Guidance

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, which is guidance requiring financial assets, or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized using a loss methodology known as the current expected credit loss methodology ("CECL"). The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This updated guidance impacts loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance was effective for the Company on July 1, 2020 and was adopted using the modified retrospective approach. As a result, the Company changed its disclosures related to credit losses; refer to Note 2, "Significant Accounting Policies - Trade Receivables, Net".

The cumulative effect of the changes made to the Company's consolidated July 1, 2020 balance sheet related to the adoption of CECL is as follows:

($ in millions)	June 30, 2020	Adjustments Due to Adoption	July 1, 2020
Trade receivables, net	$1,616	$(7)	$1,609
Deferred tax assets	135	2	137
Retained earnings	246	(5)	241

In March 2020, the FASB issued optional expedients and exceptions to ease the potential burden in accounting for reference rate reform related to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria. The Company adopted this guidance in the fourth quarter of fiscal year 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

    In December 2019, the FASB issued updated guidance to simplify the accounting for income taxes by removing certain exceptions and improving the consistent application of U.S. GAAP in other tax accounting areas. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2020 with early adoption permitted. The guidance will be effective for the Company on July 1, 2021 and the Company does not expect the adoption will be material to its consolidated financial statements upon adoption.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that all other ASUs not yet adopted to be either not applicable or are expected to have minimal impact on the Company's consolidated financial statements at this time.

Note 4 - Acquisitions and Divestitures

Year ended June 30, 2021

Divestitures

As part of optimizing its portfolio under the 2019 Bemis Integration Plan, the Company completed the disposal of a non-core European hospital supplies business, which was part of the Flexibles reportable segment. The resulting gain from the sale has been recorded in the line restructuring and related expenses, net, in the consolidated statements of income. Refer to Note 6, "Restructuring Plans."

The Company also completed the disposal of two non-core businesses in India and Argentina in the Flexibles segment during the first quarter of fiscal year 2021, recording a loss on sale of $6 million, which was primarily driven by the reclassification of cumulative translation adjustments through the income statements that had previously been recorded in other comprehensive income.

The Company sold its equity investment in AMVIG Holdings Limited ("AMVIG") in the first quarter of fiscal year 2021. Refer to Note 7, "Equity Method and Other Investments."

Year ended June 30, 2020

Divestitures

Closing of the Bemis acquisition was conditional upon the receipt of regulatory approvals, approval by both Amcor and Bemis shareholders, and satisfaction of other customary conditions. In order to satisfy certain regulatory approvals, the Company was required to divest three of Bemis' medical packaging facilities located in the United Kingdom and Ireland ("EC Remedy") and three Amcor medical packaging facilities in the United States ("U.S. Remedy"). The U.S. Remedy was completed during the fourth quarter of fiscal year 2019 and the Company received $214 million resulting in a gain of $159 million. The EC Remedy was completed during the first quarter of fiscal year 2020 and the Company received $397 million and recorded a loss on the sale of $9 million which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive loss to earnings from discontinued operations upon sale of the EC Remedy.

In addition, the Company sold an equity method investment acquired through the Bemis acquisition in the third quarter of fiscal year 2020 for proceeds of $28 million. There was no gain or loss on sale as the investment was recorded at fair value upon acquisition.

Year ended June 30, 2019

Acquisitions - Bemis Company, Inc.

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

    The following table summarizes the fair value of consideration exchanged:

Bemis shares outstanding at June 11, 2019 (in millions)	92
Share Exchange Ratio	5.1
Price per Share (based on Amcor’s closing share price on June 11, 2019)	$11.18
Total Equity Consideration (in millions)	$5,230

    The acquisition of Bemis positioned the Company as a global leader in consumer packaging with a comprehensive global footprint in flexible packaging and greater scale in key regions of North America, Latin America, Asia Pacific, and Europe, along with industry-leading research and development capabilities. The acquisition of Bemis was accounted for as a business combination in accordance with ASC 805, "Business Combinations," which required allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. The fair value of the assets acquired and liabilities assumed as of the acquisition date were finalized upon completion of the measurement period in the fourth fiscal quarter of 2020.

    The following table details the identifiable intangible assets acquired from Bemis, their fair values, and estimated useful lives:

	Fair Value	Weighted-average Estimated Useful Life
	(in millions)	(Years)
Customer relationships	$1,650	15
Technology	110	7
Other	171	7
Total other intangible assets	$1,931

    The allocation of the purchase price resulted in $3,368 million of goodwill for the Flexibles Segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies.

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

The following table summarizes the results of the Company's discontinued operations:

	Years ended June 30,
(in millions)	2021	2020	2019
Net sales	$—	$16	$10

Income (loss) from discontinued operations	—	(7)	1
Tax expense on discontinued operations	—	(1)	—
Income (loss) from discontinued operations, net of tax	$—	$(8)	$1

Note 6 - Restructuring Plans

2019 Bemis Integration Plan

    In connection with the acquisition of Bemis, the Company initiated restructuring activities in the fourth quarter of 2019 aimed at integrating and optimizing the combined organization. As previously announced, the Company continues to target realizing at least $180 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings by the end of fiscal year 2022.

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $230 million to $240 million. The total 2019 Bemis Integration Plan costs include approximately $190 million to $200 million of restructuring and related expenses, net, and $40 million of general integration expenses. The Company estimates that net cash expenditures including disposal proceeds will be approximately $160 million to $170 million, of which $40 million relates to general integration expense. As of June 30, 2021, the Company has incurred $135 million in employee related expenses, $38 million in fixed asset related expenses, $26 million in other restructuring, and $27 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. The year ended June 30, 2021 resulted in net cash inflows of $1 million, including $78 million of business disposal proceeds, offset by $77 million of cash outflows, of which $69 million were payments related to restructuring and related expenditures. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

    Restructuring related costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. General integration costs are not linked to restructuring. The Company believes the disclosure of restructuring related costs provides more information on the total cost of the 2019 Bemis Integration Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment, and anticipated losses on sale of closed facilities.

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

The 2018 Rigid Packaging Restructuring Plan was completed by June 30, 2021 with total pre-tax restructuring costs of $121 million, whereof $78 million resulted in cash expenditures, with the main component being the cost to exit manufacturing facilities and employee related costs. Cash payments for the fiscal year 2021 were $21 million.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charges related to these plans were $6 million, $18 million, and $19 million for the years ended June 30, 2021, 2020, and 2019, respectively.

Consolidated Amcor Restructuring Plans

    The total costs incurred from the beginning of the Company's material restructuring plans are as follows:

(in millions)	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan (1)	Other Restructuring Plans	Total Restructuring and Related Expenses (1)
Fiscal year 2019 net charges to earnings	64	48	19	131
Fiscal year 2020 net charges to earnings	37	60	18	115
Fiscal year 2021 net charges to earnings	20	68	6	94
Expense incurred to date	$121	$176	$43	$340
(1)Total restructuring and related expenses include restructuring related costs from the 2019 Bemis Integration Plan of $13 million, $15 million, and $2 million for the fiscal years 2021, 2020, and 2019, respectively.

An analysis of the restructuring charges by type incurred follows:

	Years ended June 30,
(in millions)	2021	2020	2019
Employee costs	$76	$45	$84
Fixed asset related costs	23	24	34
Other costs	34	29	13
Gain on sale of business	(51)	—	—
Total restructuring costs, net	$82	$98	$131

    An analysis of the Company's restructuring plan liability, not including restructuring-related liabilities, is as follows:

(in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2018	$35	$—	$—	$35
Net charges to earnings	84	34	13	131
Cash paid	(48)	—	(5)	(53)
Additions through business acquisition	5	—	—	5
Non-cash and other	(2)	(27)	—	(29)
Foreign currency translation	(1)	—	—	(1)
Liability balance at June 30, 2019	73	7	8	88
Net charges to earnings	45	24	29	98
Cash paid	(48)	(5)	(25)	(78)
Non-cash and other	—	(23)	—	(23)
Liability balance at June 30, 2020	70	3	12	85
Net charges to earnings	76	23	34	133
Cash paid	(61)	(5)	(30)	(96)
Non-cash and other	(9)	(23)	—	(32)
Foreign currency translation	2	2	1	5
Liability balance at June 30, 2021	$78	$—	$17	$95

    The costs related to restructuring activities, including restructuring-related activities, have been presented on the consolidated statements of income as restructuring and related expenses, net. The accruals related to restructuring activities have been recorded on the consolidated balance sheets under other current liabilities.

Note 7 - Equity Method and Other Investments

    Investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, with usually not more than 50% voting interest, and are recorded on the consolidated balance sheets in investments in affiliated companies. The Company sold its only significant equity method investment, AMVIG Holdings Limited ("AMVIG") on September 30, 2020, realizing a net gain of $15 million, which was recorded in equity in income (loss) of affiliated companies, net of tax in the consolidated statements of income.

Investments in affiliated companies as of June 30, 2020 included an interest in AMVIG of 47.6% and other individually immaterial investments. As of June 30, 2021, investments in affiliated companies are immaterial. During the fiscal years ended June 30, 2021, 2020, and 2019, the Company received dividends of $0 million, $10 million, and $8 million, respectively, from AMVIG.

    The Company reviews its investment in affiliated companies for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Due to impairment indicators present in fiscal years 2020 and 2019, the Company performed impairment tests by comparing the carrying value of its investment in AMVIG to its fair value, which was determined based on AMVIG's quoted share price. The fair value of the investment dropped below its carrying value during fiscal years 2020 and 2019, and therefore the Company recorded an other-than-temporary impairment of $26 million and $14 million, respectively, to bring the value of its investment to fair value. The impairment charge was included in equity in income (loss) of affiliated companies, net of tax, in the consolidated statements of income.

Note 8 - Property, Plant, and Equipment, Net

    The components of property, plant, and equipment, net, were as follows:

(in millions)	June 30, 2021	June 30, 2020
Land and land improvements	$221	$198
Buildings and improvements	1,355	1,253
Plant and equipment	5,937	5,435
Total property, plant, and equipment	7,513	6,886

Accumulated depreciation	(3,712)	(3,224)
Accumulated impairment	(40)	(47)

Total property, plant, and equipment, net	$3,761	$3,615

    Depreciation expense amounted to $389 million, $403 million, and $306 million for the fiscal year 2021, 2020, and 2019, respectively. Amortization of assets under finance lease obligations is included in depreciation expense.

Note 9 - Goodwill and Other Intangible Assets

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

(in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2019	$4,181	$975	$5,156
Acquisition and acquisition adjustments	230	—	230
Currency translation	(42)	(5)	(47)
Balance as of June 30, 2020	4,369	970	5,339
Disposals	(5)	—	(5)
Currency translation	73	12	85
Balance as of June 30, 2021	$4,437	$982	$5,419

    The table above does not include goodwill attributable to the Company's discontinued operations of $282 million at June 30, 2019. There were no discontinued operations at June 30, 2021 and 2020.

Other Intangible Assets

    Other intangible assets comprised:

	June 30, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,986	$(405)	$1,581
Computer software	233	(156)	77
Other (2)	321	(144)	177
Total other intangible assets	$2,540	$(705)	$1,835

	June 30, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,957	$(264)	$1,693
Computer software	218	(131)	87
Other (2)	321	(107)	214
Total other intangible assets	$2,496	$(502)	$1,994
(1)Accumulated amortization and impairment includes $34 million and $32 million for June 30, 2021 and 2020, respectively, of accumulated impairment in the Other category, as well as other immaterial accumulated impairments.
(2)Other includes $17 million and $16 million for June 30, 2021 and 2020, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expense for intangible assets during the fiscal years 2021, 2020, and 2019 was $182 million, $204 million, and $44 million, respectively. In conjunction with a business review and the Company's annual review of intangibles, the Company performed a quantitative impairment test for a technology intangible and recognized non-cash impairment charges of $31 million for the fiscal year 2019 in the Company's Other segment to reduce the carrying value of the asset to its fair value. The impairment charge was included in selling, general, and administrative expenses in the consolidated statements of income. During fiscal years 2021 and 2020, there were no impairment charges recorded on intangible assets.

    Estimated future amortization expense for intangible assets is as follows:

(in millions)	Amortization
2022	$176
2023	172
2024	167
2025	149
2026	146

Note 10 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. At June 30, 2021 and 2020, the carrying value of these financial instruments, excluding long-term debt, approximates fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding finance leases) were as follows:

	June 30, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
(in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$4,325	$4,558	$3,599	$3,793

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$14	$—	$14
Forward exchange contracts	—	7	—	7
Interest rate swaps	—	19	—	19
Total assets measured at fair value	$—	$40	$—	$40

Liabilities
Contingent purchase consideration liabilities	$—	$—	$18	$18
Forward exchange contracts	—	4	—	4
Total liabilities measured at fair value	$—	$4	$18	$22

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	—	8	—	8
Interest rate swaps	—	32	—	32
Total assets measured at fair value	$—	$40	$—	$40

Liabilities
Contingent purchase consideration liabilities	$—	$—	$15	$15
Commodity contracts	—	7	—	7
Forward exchange contracts	—	17	—	17
Total liabilities measured at fair value	$—	$24	$15	$39

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

    Contingent purchase consideration obligations arise from business acquisitions. The Company's contingent purchase consideration liabilities consist of a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, with the $8 million balance relating to consideration for small business acquisitions where payments are contingent on the Company vacating a certain property or performance criteria. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

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

    The following table sets forth a summary of changes in the value of the Company's Level 3 financial liabilities:

	June 30,
(in millions)	2021	2020	2019
Fair value at the beginning of the year	$15	$14	$15
Changes in fair value of Level 3 liabilities	2	1	—
Payments	—	—	(1)
Foreign currency translation	1	—	—
Fair value at the end of the year	$18	$15	$14

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. The Company measures certain assets, including technology intangible assets, equity method and other investments, and other intangible assets at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

The Company sold its equity method investment in AMVIG on September 30, 2020. Refer to Note 7, "Equity Method and Other Investments."

    The Company tests indefinite-lived intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. The Company recognized non-cash impairment charges of $31 million in the fiscal year 2019 to reduce the carrying value of an indefinite-lived technology intangible asset to its fair value. During fiscal years 2021 and 2020, there were no indefinite-lived intangible impairment charges recorded.

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

Interest Rate Risk

    The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying consolidated statements of income under other non-operating income, net.

    As of June 30, 2021 and 2020, the total notional amount of the Company's receive-fixed/pay-variable interest rate swaps was $1,257 million and $837 million, respectively. The notional amount as of June 30, 2021 includes certain $400 million interest rate swap agreements in connection with the issuance of $800 million fixed-rate 10-year notes in May 2021. These interest rate swap agreements effectively convert 50% of the fixed-rate interest obligations into variable-rate interest obligations over the term of the agreements, thereby mitigating changes in fair value of the related debt.

    At June 30, 2021 and June 30, 2020, the Company had a notional amount of nil and $100 million (equivalent to €89 million) cross-currency interest rate swaps outstanding. The Company did not designate the swaps as a hedging instrument and thus changes in fair value were immediately recognized in earnings.

Foreign Currency Risk

    The Company manufactures and sells its products and finances operations in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The purpose of the Company's foreign currency hedging program is to manage the volatility associated with the changes in exchange rates.

    To manage this exchange rate risk, the Company utilizes forward contracts. Contracts that qualify for hedge accounting are designated as cash flow hedges of certain forecasted transactions denominated in foreign currencies. The effective portion of the changes in fair value of these instruments is reported in accumulated other comprehensive loss ("AOCI") and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is recognized in earnings over the life of the hedging relationship in the same consolidated statements of income line item as the underlying hedged item. Changes in the fair value of forward contracts that have not been designated as hedging instruments are reported in the accompanying consolidated statements of income.

    As of June 30, 2021 and 2020, the notional amount of the outstanding forward contracts was $1.1 billion and $1.6 billion, respectively.

    The Company manages its currency exposure related to the net assets of its foreign operations primarily through borrowings denominated in the relevant currency. Foreign currency gains and losses from the remeasurement of external borrowings designated as net investment hedges of a foreign operation are recognized in AOCI, to the extent that the hedge is effective. The ineffective portion is immediately recognized in other non-operating income, net in the consolidated statements of income. When a hedged net investment is disposed of, a percentage of the cumulative amount recognized in AOCI in relation to the hedged net investment is recognized in the consolidated statements of income as part of the profit or loss on disposal.

    The Company did not have any net investment hedges in place as of June 30, 2021. At the beginning of fiscal year 2020, the carrying value of commercial paper issued which was designated as a net investment hedge was $67 million. During the three months ended December 31, 2019, the Company settled $67 million of U.S. commercial paper issued by a non-U.S. entity, which was previously designated as a net investment hedge in its U.S. subsidiaries. The net investment hedges recorded through the point of settlement are included in AOCI and will be reclassified into earnings only upon the sale or liquidation of the related subsidiaries.

Commodity Risk

    Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables, and other unpredictable factors. The Company's policy is to minimize exposure to price volatility by passing through the commodity price risk to customers, including the use of fixed price swaps. The Company purchases on behalf of customers fixed price commodity swaps to offset the exposure of price volatility on the underlying sales contracts, these instruments are cash closed out on maturity, and the related cost or benefit is passed through to customers. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by a central treasury unit. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the consolidated statements of income when the forecast transaction is realized.

    At June 30, 2021 and 2020, the Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

	June 30, 2021	June 30, 2020
Commodity	Volume	Volume
Aluminum	22,629 tons	44,944 tons
PET resin	6,312,764 lbs.	26,006,000 lbs.

    The following tables provide the location of derivative instruments in the consolidated balance sheets:

		June 30,
(in millions)	Balance Sheet Location	2021	2020
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$14	$—
Forward exchange contracts	Other current assets	3	2
Derivatives in fair value hedging relationships:
Interest rate swaps	Other current assets	15	—
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	4	6
Total current derivative contracts		36	8
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	4	32
Total non-current derivative contracts		4	32
Total derivative asset contracts		$40	$40

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$—	$7
Forward exchange contracts	Other current liabilities	2	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	2	14
Total current derivative contracts		4	24
Total non-current derivative contracts		—	—
Total derivative liability contracts		$4	$24

    Certain derivative financial instruments are subject to netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the consolidated statements of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Years ended June 30,
(in millions)		2021	2020	2019
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$1	$(6)	$(2)
Forward exchange contracts	Net sales	—	(1)	—
Treasury locks	Interest expense	(2)	—	—
Total		$(1)	$(7)	$(2)

	Location of Gain (Loss) Recognized in the Consolidated Income Statements	Gain (Loss) Recognized in Income for Derivatives not Designated as Hedging Instruments
		Years ended June 30,
(in millions)		2021	2020	2019
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$11	$(6)	$(1)
Cross currency interest rate swaps	Other income, net	(4)	—	—
Total		$7	$(6)	$(1)

	Location of Gain (Loss) Recognized in the Consolidated Income Statements	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Years ended June 30,
(in millions)		2021	2020	2019
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(14)	$(1)	$7
Total		$(14)	$(1)	$7

    The changes in AOCI for effective derivatives were as follows:

	Years ended June 30,
(in millions)	2021	2020	2019
Amounts reclassified into earnings
Commodity contracts	$(1)	$6	$2
Forward exchange contracts	—	1	—
Treasury locks	2	—	—
Change in fair value
Commodity contracts	22	(7)	(8)
Forward exchange contracts	3	(2)	—
Treasury locks	—	(20)	—
Tax effect	—	—	2
Total	$26	$(22)	$(4)

Note 12 - Pension and Other Post-Retirement Plans

    The Company sponsors both funded and unfunded defined benefit pension plans that include statutory and mandated benefit provision in some countries as well as voluntary plans (generally closed to new joiners). During fiscal year 2021, the Company maintained 21 statutory and mandated defined benefit arrangements and 57 voluntary defined benefit plans.

    The principal defined benefit plans are structured as follows:

Country	Number of Funded Plans	Number of Unfunded Plans	Comment
United Kingdom	2	—	Closed to new entrants
Switzerland	1	—	Open to new entrants
France (1)	3	2	Three plans are closed to new entrants, two plans are open to new entrants; two plans are partially indemnified by Rio Tinto Limited
Germany (1)	2	12	13 plans are closed to new entrants, one is open to new entrants; six plans are partially indemnified by Rio Tinto Limited
Canada	6	1	Closed to new entrants
United States of America	3	2	Closed to new entrants
(1)Rio Tinto Limited assumes responsibility for its former employees' retirement entitlements as of February 1, 2010 when Amcor acquired Alcan Packaging from Rio Tinto Limited.

    Net periodic benefit cost for benefit plans includes the following components:

	Years ended June 30,
(in millions)	2021	2020	2019
Service cost	$27	$23	$15
Interest cost	40	49	27
Expected return on plan assets	(60)	(72)	(33)
Amortization of net loss	8	6	4
Amortization of prior service credit	(2)	(2)	(2)
Curtailment credit	(1)	—	—
Settlement costs	3	6	2
Net periodic benefit cost	$15	$10	$13

    Amounts recognized in the consolidated income statements comprise the following:

	Years ended June 30,
(in millions)	2021	2020	2019
Cost of sales	$19	$16	$10
Selling, general and administrative expenses	8	7	5
Other non-operating income, net	(12)	(13)	(2)
Net periodic benefit cost	$15	$10	$13

    Changes in benefit obligations and plan assets were as follows:

	June 30,
(in millions)	2021	2020
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,051	$1,985
Service cost	27	23
Interest cost	40	49
Participant contributions	6	6
Actuarial loss (gain)	(58)	127
Plan curtailments	(4)	—
Settlements	(40)	(42)
Benefits paid	(79)	(77)
Administrative expenses	(7)	(5)
Plan amendments	(15)	—
Divestitures	(1)	—
Other	—	3
Foreign currency translation	102	(18)
Benefit obligation at the end of the year	$2,022	$2,051
Accumulated benefit obligation at the end of the year	$1,954	$1,979

	June 30,
(in millions)	2021	2020
Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,691	$1,631
Actual return on plan assets	57	159
Employer contributions	41	34
Participant contributions	6	6
Benefits paid	(79)	(77)
Settlements	(40)	(42)
Administrative expenses	(7)	(5)
Foreign currency translation	90	(15)
Fair value of plan assets at the end of the year	$1,759	$1,691

    The following table provides information for defined benefit plans with a projected benefit obligation in excess of plan assets:

	June 30,
(in millions)	2021	2020
Projected benefit obligation	$1,387	$1,695
Accumulated benefit obligation	1,352	1,626
Fair value of plan assets	1,072	1,292

The following table provides information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	June 30,
(in millions)	2021	2020
Projected benefit obligation	$1,376	$1,684
Accumulated benefit obligation	1,351	1,625
Fair value of plan assets	1,070	1,290

    Amounts recognized in the consolidated balance sheets consist of the following:

	June 30,
(in millions)	2021	2020
Employee benefit asset	$1,759	$1,691
Employee benefit obligation	(2,022)	(2,051)
Unfunded status	$(263)	$(360)

    The following table provides information as to how the funded / unfunded status is recognized in the consolidated balance sheets:

	June 30,
(in millions)	2021	2020
Non-current assets - Employee benefit assets	$52	$44
Current liabilities - Other current liabilities	(8)	(12)
Non-current liabilities - Employee benefit obligations	(307)	(392)
Unfunded status	$(263)	$(360)

    The components of other comprehensive (income) loss are as follows:

	Years ended June 30,
(in millions)	2021	2020	2019
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial loss/(gain) occurring during the year	$(58)	$41	$68
Net prior service loss/(gain) occurring during the year	(16)	—	11
Amortization of actuarial loss	(8)	(6)	(4)
Gain recognized due to settlement/curtailment	(2)	(6)	(2)
Amortization of prior service credit	2	2	2
Foreign currency translation	16	(3)	(3)
Tax effect	14	(12)	(13)
Total recognized in other comprehensive (income) loss	$(52)	$16	$59

	June 30,
(in millions)	2021	2020	2019
Net prior service credit	$(20)	$(6)	$(7)
Net actuarial loss	185	237	210
Accumulated other comprehensive loss at the end of the year	$165	$231	$203

Weighted-average assumptions used to determine benefit obligations at year end were:

	June 30,
	2021	2020	2019
Discount rate	2.1%	2.0%	2.5%
Rate of compensation increase	1.7%	1.9%	2.1%

    Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended were:

	June 30,
	2021	2020	2019
Discount rate	2.0%	2.5%	2.3%
Rate of compensation increase	1.9%	2.1%	1.9%
Expected long-term rate of return on plan assets	3.5%	4.5%	3.6%

    Where funded, the Company and, in some countries, the employees make cash contributions into the pension fund. In the case of unfunded plans, the Company is responsible for benefit payments as they fall due. Plan funding requirements are generally determined by local regulation and/or best practice and differ between countries. The local statutory funding positions are not necessarily consistent with the funded status disclosed on the consolidated balance sheets. For any funded plans in deficit (as measured under local country guidelines), the Company agrees with the trustees and plan fiduciaries to undertake suitable funding programs to provide additional contributions over time in accordance with local country requirements. Contributions to the Company's defined benefit pension plans, not including unfunded plans, are expected to be $26 million over the next fiscal year.

    The following benefit payments for the succeeding five fiscal years and thereafter, which reflect expected future service, as appropriate, are expected to be paid:

(in millions)
2022	$89
2023	112
2024	95
2025	94
2026	95
2027-2031	488

    The ERISA Benefit Plan Committee in the United States, the Pension Plan Committee in Switzerland, and the Trustees of the pension plans in Canada, Ireland, and UK establish investment policies and strategies for the Company's pension plan assets and are required to consult with the Company on changes to their investment policy. In developing the expected long-term rate of return on plan assets at each measurement date, the Company considers the plan assets' historical returns, asset allocations, and the anticipated future economic environment and long-term performance of the asset classes. While appropriate consideration is given to recent and historical investment performance, the assumption represents management's best estimate of the long-term prospective return.

    The pension plan assets measured at fair value were as follows:

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$139	$186	$—	$325
Government debt securities	61	457	—	518
Corporate debt securities	74	180	—	254
Real estate	53	57	3	113
Cash and cash equivalents	32	8	—	40
Other	12	15	482	509
Total	$371	$903	$485	$1,759

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$114	$183	$—	$297
Government debt securities	66	516	—	582
Corporate debt securities	60	162	—	222
Real estate	60	—	2	62
Cash and cash equivalents	42	7	—	49
Other	18	7	454	479
Total	$360	$875	$456	$1,691

Equity securities: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on significant observable inputs such as fund values provided by the independent fund administrators (Level 2).

Government debt securities: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators, pricing of similar agency issues, live trading feeds from several vendors, and benchmark yield (Level 2).

Corporate debt securities: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators, or benchmark yields, reported trades, broker/dealer quotes, issuer spreads. Inputs may be prioritized differently at certain times based on market conditions (Level 2).

Real estate: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators (Level 2).

Cash and cash equivalents: Consist of cash on deposit with brokers and short-term money market funds and are shown net of receivables and payables for securities traded at period end but not yet settled (Level 1) and cash indirectly held across investment funds (Level 2). All cash and cash equivalents are stated at cost, which approximates fair value.

Other:

Level 1: Derivatives valued as closing prices reported in the active market.

Level 2: Assets held in diversified growth funds, pooled funds, financing funds, and derivatives, where the value of the assets are determined by the investment managers or an external valuer based on the probable value of the underlying assets.

Level 3: Indemnified plan assets and a buy-in policy, insurance contracts, and pooled funds (equity, credit, macro-orientated, multi-strategy, cash, and other). The value of indemnified plan assets and the buy-in policy are determined based on the value of the liabilities that the assets cover. The value of insurance contracts is determined by the insurer based on the value of the insurance policies. The value of the pooled funds is calculated by the investment managers based on the values of the underlying portfolios.

    The following table sets forth a summary of changes in the value of the Company's Level 3 assets:

(in millions)
Balance as of June 30, 2020	$456
Actual return on plan assets	18
Purchases, sales, and settlements	(34)
Transfer out of Level 3	(5)
Foreign currency translation	50
Balance as of June 30, 2021	$485

Note 13 - Debt

Long-Term Debt

    The following table summarizes the carrying value of long-term debt at June 30, 2021 and 2020, respectively:

			June 30,
(in millions)	Maturities	Interest rates	2021	2020
Term debt
Euro private placement notes, €100 million (1)	Sep 2020	5.00%	$—	$112
U.S. dollar notes, $400 million (1)(3)	Oct 2021	4.50%	400	400
U.S. private placement notes, $275 million (1)	Dec 2021	5.95%	275	275
Euro bonds, €300 million	Mar 2023	2.75%	357	338
U.S. dollar notes, $300 million	Sep 2026	3.10%	300	300
U.S. dollar notes, $600 million	Apr 2026	3.63%	600	600
Euro bonds, €500 million	Jun 2027	1.13%	595	562
U.S. dollar notes, $500 million	May 2028	4.50%	500	500
U.S. dollar notes, $500 million	Jun 2030	2.63%	500	500
U.S. dollar notes, $800 million (2)	May 2031	2.69%	800	—
Total term debt			4,327	3,587

Bank loans			4	417
Commercial paper (1)			1,817	1,976
Other loans			22	22
Finance lease obligations			32	33
Fair value hedge accounting adjustments (4)			19	31
Unamortized discounts and debt issuance costs			(30)	(27)
Total debt			6,191	6,039
Less: current portion			(5)	(11)
Total long-term debt			$6,186	$6,028
(1)Indicates debt which has been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.
(2)During the fiscal year 2021, the Company issued U.S. dollar notes with an aggregate principal amount of $800 million with a contractual maturity in May 2031. The notes pay a coupon of 2.69% per annum, payable semi-annually in arrears. The notes are unsecured senior obligations of the Company and are fully and unconditionally guaranteed by the Company and its certain subsidiaries.
(3)On July 15, 2021, the Company redeemed all $400 million outstanding amount of the 4.50% senior notes due October 2021.
(4)Relates to fair value hedge basis adjustment relating to interest rate hedging.

The following table summarizes the contractual maturities of the Company's long-term debt, including current maturities (excluding payments for finance leases) at June 30, 2021 for the succeeding five fiscal years:

(in millions)
2022	$678
2023 (1)	1,035
2024	—
2025 (2)	1,142
2026	602
(1) Commercial paper denominated in U.S. dollars is classified as maturing in 2023, supported by the 3-year syndicated facility.
(2) Commercial paper denominated in Euros is classified as maturing in 2025, supported by the 5-year syndicated facility.

Bank and other loans

The Company has entered into syndicated and bilateral multi-currency credit facilities with financial institutions. The agreements include customary terms and conditions for a syndicated facility of this nature and the revolving tranches have two 12 month options available to management to extend the maturity date. On March 30, 2021, the Company amended its three, four and five-year syndicated facility agreements which collectively provide for $3.8 billion of facilities, each dated April 30, 2019. The amendments extend the maturity date of each of the facility agreements by one year. The borrowing commitment amount of each of the facility agreements did not change as a result of the amendments. Among other changes, the amendments added customary LIBOR benchmark replacement language, removed the financial covenant requiring the Company to comply with a minimum net interest expense coverage ratio, increased the maximum permitted leverage ratio, and permitted further increases in the Company's leverage ratio at the Company's election after the consummation of certain qualified transactions by the Company.

On May 28, 2021, the Company canceled the $400 million term loan facility following the issuance of a $800 million 10-year senior unsecured note on May 25, 2021.

The credit facilities carry interest equal to the applicable LIBOR for the duration of each facility plus an applicable margin and their maturities range from April 2023 to April 2025. As of June 30, 2021 and 2020, these credit facilities amounted to $3.8 billion and $4.2 billion, respectively.

As of June 30, 2021 and 2020, the Company has $2.0 billion and $1.8 billion of undrawn commitments, respectively. The Company incurs facility fees of 0.15% on the undrawn commitments. Such fees incurred were immaterial in financial years 2019-2021.

At June 30, 2021 and 2020, land and buildings with a carrying value of $19 million and $31 million, respectively, have been pledged as security for bank and other loans.

Redemption of term debt

The Company may redeem its long-term debt, in whole or in part, at any time or from time to time prior to its maturity. The redemption prices typically represent 100% of the principal amount of the relevant debt plus any accrued and unpaid interest. In addition, for notes that are redeemed by the Company before their stated permitted redemption date, a make-whole premium is payable.

On July 15, 2021, the Company redeemed all $400 million outstanding amount of the 4.50% senior notes due in October 2021 at a price equal to the principal plus accrued interest.

Priority, Guarantees, and Financial Covenants

All the notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain existing subsidiaries that guarantee its other indebtedness.

The Company is required to satisfy certain financial covenants pursuant to its bank loans and notes, which are tested as of the last day of each quarterly and annual financial period, including: a) a leverage ratio, which is calculated as total net debt divided by Adjusted EBITDA and b) an interest coverage ratio, which is calculated as Adjusted EBITDA divided by net interest expense, as defined in the related debt agreements. As of June 30, 2021 and 2020, the Company was in compliance with all debt covenants.

Exchange of Notes Related to Bemis Acquisition

On June 13, 2019, pursuant to terms and conditions of the offering memorandum and consent solicitation statement, dated as of May 8, 2019, Amcor Finance (USA), Inc. and Bemis Company, Inc. settled the exchange of various Senior and Guaranteed Senior Notes for new Guaranteed Senior Notes issued by the Issuers.

Consent was received from Note holders who tendered approximately 91.7% of Notes across five notes (U.S. dollar notes due 2026 and 2028, and the Bemis Notes due 2019, 2021, and 2026). In return for the debt exchange, certain indenture terms and conditions were amended and/or removed relating to Bemis Company, Inc.

Subsequently on April 23, 2020, 99.9% of these Notes were tendered by Note holders and exchanged under a Form S-1 Statement filed March 9, 2020. These Notes have been registered under the Securities Act, as described in an Exchange Offer Prospectus of the Company dated March 23, 2020.

Short-Term Debt

    Short-term debt, which primarily consists of bank loans and bank overdrafts, is generally used to fund working capital requirements. The Company has classified commercial paper as long-term at June 30, 2021 in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

    The following table summarizes the carrying value of short-term debt at June 30, 2021 and 2020, respectively.

	June 30,
(in millions)	2021	2020
Bank loans	$45	$184
Bank overdrafts	53	11
Total short-term debt	$98	$195

As of June 30, 2021, the Company paid a weighted-average interest rate of 6.10% per annum, payable at maturity. As of June 30, 2020, the Company paid a weighted-average interest rate of 2.97% per annum, payable at maturity.

Note 14 - Leases

    The components of lease expenses are as follows:

		Years ended June 30,
(in millions)	Statements of Income Location	2021	2020
Operating leases
Lease expense	Cost of sales	$99	$90
Lease expense	Selling, general, and administrative expenses	14	22

Finance leases
Amortization of right-of-use assets	Cost of sales	2	2
Interest on lease liabilities	Interest expense	1	1

Short-term and variable lease expense	Cost of sales	20	—

Total lease expense (1)		$136	$115
(1)Includes short-term leases and variable lease expenses, which were immaterial in fiscal year 2020.

    The Company's leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2021, the Company does not have material lease commitments that have not commenced.

    Supplemental balance sheet information related to leases was as follows:

		June 30,
(in millions)	Balance Sheet Location	2021	2020
Assets
Operating lease right-of-use assets, net	Operating lease assets	$532	$525
Finance lease assets (1)	Property, plant, and equipment, net	30	31
Total lease assets		$562	$556

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$96	$84
Non-current operating lease liabilities	Operating lease liabilities	462	466
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	2	2
Non-current finance lease liabilities	Long-term debt, less current portion	30	31
Total lease liabilities		$590	$583
(1)Finance lease assets are recorded net of accumulated amortization of $8 million and $6 million at June 30, 2021 and 2020, respectively.

    Supplemental cash flow information related to leases was as follows:

	Years ended June 30,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$111	$108
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$2	$2

Lease assets obtained in exchange for new lease obligations:
Operating leases	$55	$63
Finance leases	$1	$31
    Maturities of lease liabilities are as follows:

(in millions)	Operating Leases	Finance Leases
Fiscal year 2022	$110	$3
Fiscal year 2023	96	3
Fiscal year 2024	84	3
Fiscal year 2025	62	2
Fiscal year 2026	54	2
Thereafter	251	31
Total lease payments	657	44
Less: imputed interest	(99)	(12)
Present value of lease liabilities	$558	$32

    The weighted-average remaining lease term and discount rate are as follows:

	June 30,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	8.5	9.6
Finance leases	17.2	18.2

Weighted-average discount rate:
Operating Leases	3.5%	3.8%
Finance leases	3.8%	3.9%

Note 15 - Shareholders' Equity

    The changes in ordinary and treasury shares during fiscal years 2021, 2020, and 2019, were as follows:

	Ordinary Shares		Treasury Shares
(shares and dollars in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2018	1,158	$—	1	$(11)
Net shares issued	—	11	—	—
Options exercised and shares vested	—	—	(4)	42
Settlement of forward contracts to purchase own equity to meet share base incentive plans, net of tax	—	—	2	(25)
Purchase of treasury shares	—	—	2	(22)
Acquisition of Bemis	468	5	—	—
Balance as of June 30, 2019	1,626	16	1	(16)
Share buy-back/cancellations	(57)	—	—	—
Options exercised and shares vested	—	—	(1)	16
Purchase of treasury shares	—	—	7	(67)
Balance as of June 30, 2020	1,569	16	7	(67)
Share buy-back/cancellations	(31)	(1)	—	—
Options exercised and shares vested	—	—	(5)	46
Purchase of treasury shares	—	—	1	(8)
Balance as of June 30, 2021	1,538	$15	3	$(29)

    The changes in the components of accumulated other comprehensive loss during the years ended June 30, 2021, 2020, and 2019 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
(in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2018	$(669)	$—	$(31)	$(8)	$(708)
Other comprehensive income (loss) before reclassifications	60	(11)	(62)	(6)	(19)
Amounts reclassified from accumulated other comprehensive loss	—	—	3	2	5
Net current period other comprehensive income (loss)	60	(11)	(59)	(4)	(14)
Balance as of June 30, 2019	(609)	(11)	(90)	(12)	(722)
Other comprehensive income (loss) before reclassifications	(298)	(2)	(25)	(28)	(353)
Amounts reclassified from accumulated other comprehensive loss	11	—	9	6	26
Net current period other comprehensive income (loss)	(287)	(2)	(16)	(22)	(327)
Balance as of June 30, 2020	(896)	(13)	(106)	(34)	(1,049)
Other comprehensive income (loss) before reclassifications	179	—	44	25	248
Amounts reclassified from accumulated other comprehensive loss	26	—	8	1	35
Net current period other comprehensive income (loss)	205	—	52	26	283
Balance as of June 30, 2021	$(691)	$(13)	$(54)	$(8)	$(766)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	For the years ended June 30,
(in millions)	2021	2020	2019
Amortization of pension:
Amortization of prior service credit	$(2)	$(2)	$(2)
Amortization of actuarial loss	8	6	4
Effect of pension settlement/curtailment	2	6	2
Total before tax effect	8	10	4
Tax benefit on amounts reclassified into earnings	—	(1)	(1)
Total net of tax	$8	$9	$3

(Gains) losses on cash flow hedges:
Commodity contracts	$(1)	$6	$2
Forward exchange contracts	—	1	—
Treasury locks	2	—	—
Total before tax effect	1	7	2
Tax benefit on amounts reclassified into earnings	—	(1)	—
Total net of tax	$1	$6	$2

(Gains) losses on foreign currency translation:
Foreign currency translation adjustment (1)	$26	$11	$—
Total before tax effect	26	11	—
Tax benefit on amounts reclassified into earnings	—	—	—
Total net of tax	$26	$11	$—
(1)During the year ended June 30, 2021, the Company recorded a gain on disposal of AMVIG and other non-core businesses. Upon completion of the sales, $26 million of accumulated foreign currency translation was transferred from accumulated other comprehensive loss to earnings. Refer to Note 7, "Equity Method and Other Investments" for further information on the disposal of AMVIG and Note 4, "Acquisitions and Divestitures" for more information about the Company's other disposals. The year ended June 30, 2020 includes the loss on sale of the EC Remedy of $9 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive loss to earnings. Refer to Note 5, "Discontinued Operations" for more information.

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments. This exposes the Company to market price risk.

    To manage the market price risk, the Company has entered into forward contracts for the purchase of its ordinary shares. As of June 30, 2021, the Company has entered into forward contracts that mature in June 2022 to purchase 8 million shares at a weighted average price of $11.65. As of June 30, 2020, the Company had outstanding forward contracts for 2 million shares at an average price of $10.68 that matured in June 2021.

    The forward contracts to purchase the Company's own shares are classified as a current liability. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts at each reporting period was determined based on the present value of the cost required to settle the contract.

Note 16 - Income Taxes

    Amcor plc is a tax resident of the United Kingdom of Great Britain and Northern Ireland ("UK").

    The components of income before income taxes and equity in income of affiliated companies were as follows:

	Years ended June 30,
(in millions)	2021	2020	2019
Domestic	$(25)	$(36)	$32
Foreign	1,218	861	572
Total income before income taxes and equity in income of affiliated companies	$1,193	$825	$604

    Income tax expense consisted of the following:

	Years ended June 30,
(in millions)	2021	2020	2019
Current tax
Domestic	$11	$1	$7
Foreign	246	300	92
Total current tax	257	301	99
Deferred tax
Domestic	(1)	1	(3)
Foreign	5	(115)	76
Total deferred tax	4	(114)	73
Income tax expense	$261	$187	$172

The deferred tax benefit in fiscal year 2020 related to undistributed foreign earnings and included the tax impact of the EC Remedy sale of $83 million.

The following is a reconciliation of income tax computed at the UK statutory tax rate of 19.0%, 18.5%, and 19.0% for fiscal years 2021, 2020, and 2019, respectively, to income tax expense.

	Years ended June 30,
(in millions)	2021	2020	2019
Income tax expense at statutory rate	$227	$153	$115
Foreign tax rate differential	18	70	60
Non-deductible expenses	2	13	5
Tax law changes	(1)	(30)	(2)
Change in valuation allowance	40	(17)	(6)
Uncertain tax positions, net	32	—	—
Other (1)	(57)	(2)	—
Income tax expense	$261	$187	$172

(1)In fiscal year 2021, Other is comprised of adjustments to prior year, including one related to the crystallization of benefits from business restructuring of $45 million and other individually immaterial items.

    Amcor operates in over forty different jurisdictions with a wide range of statutory tax rates. The tax expense from operating in non-UK jurisdictions in excess of the UK statutory tax rate is included in the line "Foreign tax rate differential" in the above tax rate reconciliation table. For fiscal year 2021, the Company's effective tax rate was 21.9% as compared to the effective tax rates of 22.6% and 28.4% for fiscal years 2020 and 2019, respectively. For fiscal year 2021, the Company's effective tax rate for the year was higher than its UK statutory tax rate primarily due to pretax income being earned in jurisdictions outside of the UK where the applicable tax rates are higher than the UK statutory tax rate. The fiscal year 2020 foreign tax rate differential reflects a benefit related to Swiss tax law changes, which was mostly offset by current period tax charges related to true-up adjustments. Refer to the section "Swiss Tax Reform" in this footnote for a discussion of the benefit recognized for Swiss tax law changes which the Company recognized in fiscal years 2021 and 2020.

        Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(in millions)	2021	2020
Deferred tax assets
Inventories	$22	$23
Accrued employee benefits	101	126
Provisions	10	5
Net operating loss carryforwards	293	253
Tax credit carryforwards	40	49
Accruals and other	63	66
Total deferred tax assets	529	522
Valuation allowance	(403)	(363)
Net deferred tax assets	126	159
Deferred tax liabilities
Property, plant, and equipment	(325)	(307)
Other intangible assets, including gross impacts from Swiss tax reform	(326)	(350)
Trade receivables	(7)	(7)
Derivatives	—	(5)
Undistributed foreign earnings	(25)	(27)
Total deferred tax liabilities	(683)	(696)
Net deferred tax liability	(557)	(537)
Balance sheet location:
Deferred tax assets	139	135
Deferred tax liabilities	(696)	(672)
Net deferred tax liability	$(557)	$(537)

    The Company maintains a valuation allowance on net operating losses and other deferred tax assets in jurisdictions for which it does not believe it is more likely than not to realize those deferred tax assets based upon all available positive and negative evidence, including historical operating performance, carry-back periods, reversal of taxable temporary differences, tax planning strategies, and earnings expectations. The Company's valuation allowance increased by $40 million, increased by $73 million, and increased by $20 million for fiscal year 2021, 2020, and 2019, respectively.

    As of June 30, 2021 and 2020, the Company had total net operating loss carry forwards, including capital losses, in the amount of $1,085 million and $923 million, and tax credits in the amount of $40 million and $49 million, respectively. The vast majority of the losses and tax credits do not expire.

    The Company considers the following factors, among others, in evaluating its plans for indefinite reinvestment of its subsidiaries' earnings: (i) the forecasts, budgets, and financial requirements of the Company and its subsidiaries, both for the long-term and for the short-term; and (ii) the tax consequences of any decision to repatriate or reinvest earnings of any subsidiary. The Company has not provided deferred taxes on approximately $1,071 million of earnings in certain foreign subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable. A cumulative deferred tax liability of $25 million has been recorded attributable to undistributed earnings that the Company has deemed are no longer indefinitely reinvested. The remaining undistributed earnings of the Company's subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there is no provision for income or withholding taxes on these earnings.

    The Company accounts for its uncertain tax positions in accordance with ASC 740, "Income Taxes." At June 30, 2021 and 2020, unrecognized tax benefits totaled $133 million and $101 million, respectively, all of which would favorably impact the effective tax rate if recognized.

    The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2021, 2020, and 2019, the Company's accrual for interest and penalties for these uncertain tax positions was $12 million, $7 million, and $14 million, respectively. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years presented is as follows:

	June 30,
(in millions)	2021	2020	2019
Balance at the beginning of the year	$101	$102	$75
Additions based on tax positions related to the current year	39	19	12
Additions for tax positions of prior years	7	2	8
Reductions for tax positions from prior years	(12)	(13)	(4)
Reductions for settlements	—	(7)	(6)
Reductions due to lapse of statute of limitations	(2)	(2)	(13)
Additions related to acquisitions	—	—	30
Balance at the end of the year	$133	$101	$102

    The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. The years 2016 through 2020 remain open for examination by the United States Internal Revenue Service ("IRS"), the year 2020 remains open for examination by Her Majesty’s Revenue & Customs ("HMRC"), and the years 2011 through 2020 are currently subject to audit or remain open for examination in various tax jurisdictions.

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

Swiss Tax Reform

    During the fiscal year ended June 30, 2020, Swiss tax laws were changed in order to remove certain tax regimes and replace these with new measures that are hereafter referred to as "Swiss Tax Reform." In the fourth quarter of fiscal year 2020, the Company obtained confirmation from local authorities as to the methodology to calculate the future benefits and recorded the impact. The Company recorded a benefit of $22 million at June 30, 2020 related to a reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes and an additional benefit of $2 million during fiscal year 2021.

Note 17 - Share-based Compensation

The Company's equity incentive plans include grants of share options, restricted shares/units, performance shares, performance rights, and share rights.

In fiscal years 2021 and 2020, share options and performance rights or performance shares (awarded to U.S. participants in place of performance rights) were granted to officers and employees. The exercise price for share options was set at the time of grant. There were no share options, performance rights, or performance shares granted in fiscal year 2019 as they were deferred due to the transaction with Bemis. The requisite service period for outstanding share options, performance rights, or performance shares ranges from two to four years. The awards are also subject to performance and market conditions. At vesting, share options can be exercised and converted to ordinary shares on a one-for-one basis, subject to payment of the exercise price. The maximum contractual term of the share options ranges from five to seven years from the grant date. At vesting, performance rights can be exercised and converted to ordinary shares on a one-for-one basis. Performance shares vest automatically and convert to ordinary shares on a one-for-one basis.

Restricted shares/units may be granted to directors, officers, and employees of the Company and vest on terms as described in the award. The restrictions prevent the participant from disposing of the restricted shares/units during the vesting period. The fair value of restricted shares/units is determined based on the closing price of the Company's shares on the grant date.

Share rights may be granted to directors, officers, and employees of the Company and vest on terms as described in the award. The restrictions prevent the participant from disposing of the share rights during the vesting period. The fair value of share rights is determined based on the closing price of the Company's shares on the grant date, adjusted for dividend yield.

As of June 30, 2021, 54 million shares were reserved for future grants. The Company uses treasury shares to settle share-based compensation obligations. Treasury shares are acquired through market purchases throughout the year for the required number of shares.

Share-based compensation expense was primarily recorded in selling, general, and administrative expenses in the consolidated statements of income. The total share-based compensation expense was as follows:

	For the years ended June 30,
(in millions)	2021	2020	2019
Share-based compensation expense	$58	$34	$19

As of June 30, 2021, there was $85 million of total unrecognized compensation cost related to all unvested share options and other equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The weighted-average grant-date fair values by type of equity incentive plan were as follows:

	For the years ended June 30,
	2021	2020	2019
Share options (1)	1.08	0.74	N/A
Restricted shares/units	11.06	10.15	N/A
Performance rights/shares (2)	7.22	6.70	N/A
Share rights	10.22	8.80	9.20
(1)The fair value of share options was determined using Black-Scholes option pricing model with the following key assumptions: risk-free interest rate of 0.2%, expected share-price volatility of 25.0%, expected dividend yield of 4.7%, and expected life of options of 6.1 years for fiscal year 2021. The assumptions for fiscal year 2020 were as follows: risk-free interest rate of 1.8%, expected share-price volatility of 18.0%, expected dividend yield of 4.6%, and expected life of options of 5.7 years.
(2)The fair value of performance rights/shares was determined using a combination of Black-Scholes option pricing model and Monte Carlo simulation. The key assumptions were: risk-free interest rate of 0.2%, expected share-price volatility of 25.0%, and expected dividend yield of 4.7% for fiscal year 2021. The assumptions for fiscal year 2020 were: risk-free interest rate of 1.8%, expected share-price volatility of 18.0%, and expected dividend yield of 4.6%.

Changes in outstanding share options and were as follows:

	Share options
	Number	Weighted-average Exercise Price	Weighted-average Contractual Life	Intrinsic Value
	(in millions)		(in years)	(in millions)
Share options outstanding at June 30, 2020	56	$10.32
Granted	10	11.21
Exercised	(3)	9.46
Forfeited	(8)	10.58
Share options outstanding at June 30, 2021	55	10.49	5.8	$53
Vested and exercisable at June 30, 2021	2	$10.59	6.1	$2

The Company received $30 million, $1 million, and $19 million on the exercise of stock options during the fiscal years ended June 30, 2021, 2020, and 2019, respectively. During the fiscal years ended June 30, 2021, 2020, and 2019, the intrinsic value associated with the exercise of share options was $6 million, $1 million, and $8 million, respectively. The fair value of share options vested was $2 million, $0 million, and $4 million for years ended June 30, 2021, 2020, and 2019, respectively.

Changes in outstanding other equity incentive plans and the fair values vested are presented below:

	Restricted shares/units		Performance rights/shares		Share rights
	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value
	(in millions)		(in millions)		(in millions)
Outstanding at June 30, 2020	1	$10.40	7	$6.50	2	$8.40
Granted	1	11.06	4	7.22	2	10.22
Exercised	(1)	11.88	(1)	6.59	(1)	10.12
Forfeited	—	9.71	(1)	6.74	—	9.62
Outstanding at June 30, 2021	1	$11.17	9	$6.93	3	$9.83

Fair value vested (in millions)	Restricted shares/units		Performance rights/shares		Share rights
Year Ended June 30, 2021	$3		$3		$5
Year Ended June 30, 2020	2		2		11
Year Ended June 30, 2019	—		—		14

Note 18 - Earnings Per Share Computations

    The Company applies the two-class method when computing its earnings per share ("EPS"), which requires that net income per share for each class of share be calculated assuming all of the Company's net income is distributed as dividends to each class of share based on their contractual rights.

    Basic EPS is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding after excluding the ordinary shares to be repurchased using forward contracts. Diluted EPS includes the effects of share options, restricted shares, performance rights, performance shares, and share rights, if dilutive.

	Years ended June 30,
(in millions, except per share amounts)	2021	2020	2019
Numerator
Net income attributable to Amcor plc	$939	$612	$430
Distributed and undistributed earnings attributable to shares to be repurchased	(2)	—	(1)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$937	$612	$429
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$937	$620	$428
Net income (loss) available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$—	$(8)	$1

Denominator
Weighted-average ordinary shares outstanding	1,553	1,601	1,182
Weighted-average ordinary shares to be repurchased by Amcor plc	(2)	(1)	(2)
Weighted-average ordinary shares outstanding for EPS—basic	1,551	1,600	1,180
Effect of dilutive shares	5	2	4
Weighted-average ordinary shares outstanding for EPS—diluted	1,556	1,602	1,184

Per ordinary share income
Income from continuing operations	$0.604	$0.387	$0.363
Income from discontinued operations	$—	$(0.005)	$0.001
Basic earnings per ordinary share	$0.604	$0.382	$0.364

Income from continuing operations	$0.602	$0.387	$0.362
Income from discontinued operations	$—	$(0.005)	$0.001
Diluted earnings per ordinary share	$0.602	$0.382	$0.363

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 6 million, 37 million, and 6 million shares at June 30, 2021, 2020, and 2019, respectively.

Note 19 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At June 30, 2021 and 2020, the Company has recorded accruals of $11 million and $12 million, respectively, included in other non-current liabilities in the consolidated balance sheets, and has estimated a reasonably possible loss exposure in excess of the accrual of $17 million and $18 million, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of June 30, 2021, the Company provided letters of credit of $35 million, judicial insurance of $1 million and deposited cash of $10 million with the courts to continue to defend the cases referenced above.

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

Other Matters

    In the normal course of business, the Company is subject to legal proceedings, lawsuits, and other claims. While the potential financial impact with respect to these ordinary course matters is subject to many factors and uncertainties, management believes that any financial impact to the Company from these matters, individually and in the aggregate, would not have a material adverse effect on the Company's financial position or results of operation.

Note 20 - Segments

    The Company's business is organized and presented in the two reportable segments outlined below:

Flexibles: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, fresh produce, snack food, personal care, and other industries.

Rigid Packaging: Consists of operations that manufacture rigid containers for a broad range of predominantly beverage and food products, including carbonated soft drinks, water, juices, sports drinks, milk-based beverages, spirits and beer, sauces, dressings, spreads and personal care items, and plastic caps for a wide variety of applications.

    Other consists of the Company's undistributed corporate expenses including executive and functional compensation costs, equity method investments, intercompany eliminations, and other business activities.

    Operating segments are organized along the Company's product lines and geographical areas. In conjunction with the acquisition of Bemis, the Company reassessed its segment reporting structure in the first fiscal quarter of 2020 and elected to disaggregate the Flexibles Americas operating segment into Flexibles North America and Flexibles Latin America. The five Flexibles operating segments (Flexibles Europe, Middle East and Africa; Flexibles North America; Flexibles Latin America; Flexibles Asia Pacific; and Specialty Cartons) have been aggregated in the Flexibles reportable segment as they exhibit similarity in economic characteristics and future prospects, similarity in the products they offer, their production technologies, the customers they serve, the nature of their service delivery models, and their regulatory environments.

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

    The accounting policies of the reportable segments are the same as those in the consolidated financial statements. During the first quarter of fiscal year 2021, the Company revised the presentation of adjusted earnings before interest and tax ("Adjusted EBIT") from continuing operations in the reportable segments to include an allocation of certain research and development and selling, general, and administrative expenses that management previously reflected in Other. The Company refines its expense allocation methodologies to the reportable segments periodically as more relevant information becomes available and to align with industry or market changes. Corporate expenses are allocated to the reportable segments based primarily on direct attribution. Prior periods have been recast to conform to the new cost allocation methodology.

    The following table presents information about reportable segments:

	Years ended June 30,
(in millions)	2021	2020	2019
Sales including intersegment sales
Flexibles	$10,040	$9,755	$6,566
Rigid Packaging	2,823	2,716	2,893
Other	—	—	—
Total sales including intersegment sales	12,863	12,471	9,459

Intersegment sales
Flexibles	2	3	1
Rigid Packaging	—	—	—
Other	—	—	—
Total intersegment sales	2	3	1

Net sales	$12,861	$12,468	$9,458

Adjusted EBIT from continuing operations
Flexibles	1,427	1,296	805
Rigid Packaging	299	284	306
Other	(105)	(83)	(36)
Adjusted EBIT from continuing operations	1,621	1,497	1,075
Less: Material restructuring programs (1)	(88)	(106)	(64)
Less: Impairments in equity method investments (2)	—	(26)	(14)
Less: Material acquisition costs and other (3)	(7)	(145)	(143)
Less: Amortization of acquired intangible assets from business combinations (4)	(165)	(191)	(31)
Add: Economic net investment hedging activities not qualifying for hedge accounting (5)	—	—	1
Less: Impact of hyperinflation (6)	(19)	(28)	(30)
Add: Net legal settlements (7)	—	—	5
Less: Pension settlements (8)	—	(5)	—
Add: Net gain on disposals (9)	9	—	—
EBIT from continuing operations	1,351	996	799

Interest income	14	22	17
Interest expense	(153)	(207)	(208)
Equity in income (loss) of affiliated companies, net of tax	(19)	14	(4)
Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	$1,193	$825	$604
(1)Material restructuring programs include restructuring and related expenses for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for fiscal years 2021 and 2020, respectively, and the 2018 Rigid Packaging Restructuring Plan for fiscal year 2019. Refer to Note 6, "Restructuring Plans," for more information about the Company's restructuring plans.
(2)Impairments in equity method investments include the impairment charges related to other-than-temporary impairments related to the investment in AMVIG. During the fiscal year 2021, the Company sold its interest in AMVIG. Refer to Note 7, "Equity Method and Other Investments" for more information about the Company's equity method investments.
(3)Fiscal year 2021 includes a $19 million benefit related to Brazil indirect taxes resulting from a May 2021 Brazil Supreme Court decision. During fiscal year 2020, material acquisition costs and other includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $88 million of Bemis transaction related costs and integration costs not qualifying as exit costs, including certain advisory, legal, audit and audit related fees. During fiscal year 2019, material acquisition costs and other includes $48 million of costs related to the 2019 Bemis Integration Plan, $16 million of Bemis acquisition related inventory fair value step-up, $43 million of long-lived asset impairments, $134 million of Bemis transaction-related costs, partially offset by $97 million of gain related to the U.S. Remedy sale net of related and other costs.

(4)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from acquisitions impacting the periods presented, including $26 million and $5 million of sales backlog amortization for the fiscal year 2020 and 2019, respectively, from the Bemis acquisition.
(5)Economic net investment hedging activities not qualifying for hedge accounting includes the exchange rate movements on external loans not deemed to be effective net investment hedging instruments resulting from the Company's conversion to U.S. GAAP from Australian Accounting Standards ("AAS") recognized in other non-operating income, net.
(6)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(7)Net legal settlements include the impact of significant legal settlements after associated costs.
(8)Impact of pension settlements includes the amount of actuarial losses recognized in the consolidated income statements related to the settlement of certain defined benefit plans, not including related tax effects.
(9)Net gain on disposals includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 7, "Equity Method and Other Investments" for further information on the disposal of AMVIG and Note 4, "Acquisitions and Divestitures" for more information about the Company's other disposals.

    The tables below present additional financial information by reportable segments:

	Years ended June 30,
(in millions)	2021	2020	2019
Flexibles	$336	$271	$202
Rigid Packaging	127	125	125
Other	5	4	5
Total capital expenditures for the acquisition of long-lived assets	$468	$400	$332

	Years ended June 30,
(in millions)	2021	2020	2019
Flexibles	$447	$478	$234
Rigid Packaging	115	111	113
Other	10	18	3
Total depreciation and amortization	$572	$607	$350

    Total assets by segment is not disclosed as the GMT does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The Company did not have sales to a single customer that exceeded 10% of consolidated net sales for the years ended June 30, 2021 and 2020, respectively. Sales to PepsiCo., and its subsidiaries, accounted for approximately 11% of net sales under multiple separate contractual agreements for the year ended June 30, 2019. The Company sells to this customer in both the Rigid Packaging and the Flexibles segments. The Company had no other customers that accounted for more than 10% of net sales in each of those years.

    Sales by major product were:

		Years ended June 30,
(in millions)	Segment	2021	2020	2019
Films and other flexible products	Flexibles	$8,934	$8,637	$5,347
Specialty flexible folding cartons	Flexibles	1,104	1,115	1,218
Containers, preforms, and closures	Rigid Packaging	2,823	2,716	2,893
Net sales		$12,861	$12,468	$9,458

    The following table provides long-lived asset information for the major countries in which the Company operates. Long-lived assets include property, plant, and equipment, net of accumulated depreciation and impairments.

	June 30,
(in millions)	2021	2020
United States of America	$1,673	$1,560
Other countries (1)	2,088	2,055
Long-lived assets	$3,761	$3,615
(1)Includes the Company's country of domicile, Jersey. The Company had no long-lived assets in Jersey in any period shown. No individual country represented more than 10% of the respective totals.

    The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operations:

	Year Ended June 30, 2021
(in millions)	Flexibles	Rigid Packaging	Total
North America	$3,719	$2,319	$6,038
Latin America	914	504	1,418
Europe (1)	3,828	—	3,828
Asia Pacific	1,577	—	1,577
Net sales	$10,038	$2,823	$12,861
(1)Includes the Company's country of domicile, Jersey. The Company had no sales in Jersey in the period shown.

	Year Ended June 30, 2020
(in millions)	Flexibles	Rigid Packaging	Total
North America	$3,637	$2,219	$5,856
Latin America	957	497	1,454
Europe (1)	3,665	—	3,665
Asia Pacific	1,493	—	1,493
Net sales	$9,752	$2,716	$12,468
(1)Includes the Company's country of domicile, Jersey. The Company had no sales in Jersey in the period shown.

	Year Ended June 30, 2019
(in millions)	Flexibles	Rigid Packaging	Total
North America	$951	$2,331	$3,282
Latin America	542	562	1,104
Europe (1)	3,713	—	3,713
Asia Pacific	1,359	—	1,359
Net sales	$6,565	$2,893	$9,458
(1)Includes the Company's country of domicile, Jersey. The Company had no sales in Jersey in the period shown.

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

    The entities above were the only parties to the Deed at June 30, 2021 and comprise the closed group for the purposes of the Deed (and also the extended closed group). ARP North America Holdco Ltd and ARP LATAM Holdco Ltd were newly incorporated entities and were added to the deed on September 25, 2019. No other parties have been added, removed or the subject to a notice of disposal since June 24, 2019.

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

Deed of Cross Guarantee
Statements of Income
(in millions)

For the year ended June 30,	2021	2020
Net sales	$335	$324
Cost of sales	(282)	(274)

Gross profit	53	50

Operating expenses	(2,441)	(25)
Other income, net	3,898	4,167

Operating income	1,510	4,192

Interest income	18	25
Interest expense	(11)	(30)
Other non-operating loss, net	(5)	(1)

Income from continuing operations before income taxes	1,512	4,186

Income tax (expense) / credit	17	(22)

Net income	$1,529	$4,164

Deed of Cross Guarantee
Summarized Statements of Comprehensive Income
(in millions)

For the year ended June 30,	2021	2020
Net income	$1,529	$4,164
Other comprehensive income (loss) (1) :
Foreign currency translation adjustments, net of tax	32	34
Net investment hedge of foreign operations, net of tax	—	(2)
Other comprehensive income (loss)	32	32
Comprehensive (income) loss attributable to non-controlling interest	—	—
Total comprehensive income	$1,561	$4,196
(1)All of the items in other comprehensive income (loss) may be reclassified subsequently to profit or loss.

Deed of Cross Guarantee
Summarized Statements of Income and Accumulated Losses
(in millions)

For the year ended June 30,	2021	2020
Retained earnings, beginning balance	$5,935	$2,519
Net income	1,529	4,164

Accumulated profits before distribution	7,464	6,683

Dividends recognized during the financial period	(727)	(748)

Accumulated gains at the end of the financial period	$6,737	$5,935

Deed of Cross Guarantee
Balance Sheet
(in millions)

As of June 30,	2021	2020
Assets
Current assets:
Cash and cash equivalents	$47	$37
Trade receivables, net	690	787
Inventories	66	58
Prepaid expenses and other current assets	32	14
Total current assets	835	896
Non-current assets:
Property, plant, and equipment, net	74	77
Deferred tax assets	39	23
Other intangible assets, net	12	10
Goodwill	100	91
Other non-current assets	13,336	12,455
Total non-current assets	13,561	12,656
Total assets	$14,396	$13,552
Liabilities
Current liabilities:
Short-term debt	$816	$507
Trade payables	137	143
Accrued employee costs	23	18
Other current liabilities	109	41
Total current liabilities	1,085	709
Non-current liabilities:
Long-term debt, less current portion	370	356
Other non-current liabilities	3	3
Total liabilities	1,458	1,068
Shareholders' Equity
Issued	15	16
Additional paid-in capital	5,122	5,501
Retained earnings	6,737	5,935
Accumulated other comprehensive income	1,064	1,032
Total shareholders' equity	12,938	12,484
Total liabilities and shareholders' equity	$14,396	$13,552

Note 22 - Supplemental Cash Flow Information

    Supplemental cash flow information is as follows:

For the years ended June 30,	2021	2020	2019
Interest paid, net of amounts capitalized	$146	$212	$220
Income taxes paid	321	304	148

    Non-cash investing activities includes the purchase of property and equipment for which payment has not been made. As of June 30, 2021, 2020, and 2019, purchase of property and equipment, accrued but unpaid, was $76 million, $78 million, and $75 million, respectively.

    Non-cash financing activities includes ordinary shares issued for acquisitions. For the fiscal year 2019, the Company issued $5.2 billion as total equity consideration related to the Bemis acquisition.

Note 23 - Subsequent Events

    On July 15, 2021, the Company redeemed U.S. dollar notes of a principal amount of $400 million. The notes had a contractual maturity of October 15, 2021 and carried an interest of 4.50%.

On August 17, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.1175 per share to be paid on September 28, 2021 to shareholders of record as of September 8, 2021. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between its ordinary share and CHESS Depositary Instrument ("CDI") registers from September 7, 2021 to September 8, 2021, inclusive.

On August 17, 2021, the Company's Board of Directors approved a $400 million buyback of ordinary shares and/or Chess Depositary Instruments ("CDIs") in the next twelve months. Pursuant to this program, purchases of the Company's ordinary shares and/or CDIs will be made subject to market conditions and at prevailing market prices, through open market purchases. The Company expects to complete the share buyback within twelve months, however, the timing, volume, and nature of repurchase may be amended, suspended, or discontinued at any time.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed, and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Management's Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework" (2013)). All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective internal controls and procedures can provide only reasonable assurance with respect to financial statement preparation and presentation.

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of June 30, 2021.

    The effectiveness of our internal control over financial reporting as of June 30, 2021, has been audited by PricewaterhouseCoopers AG, an independent registered public accounting firm, as stated in their report, which appears on "Item 8. - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Completed Remediation of Previously Reported Material Weakness

As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, we identified a material weakness arising from deficiencies in the design and operating effectiveness of internal controls over the period end reporting process which we identified in our preparation for compliance with applicable listing requirements in the U.S. and the conversion of our historical Australian Accounting Standards financial statements to U.S. GAAP. Specifically, we did not design and maintain effective controls to verify that conflicting duties were appropriately segregated within key IT systems used in the preparation and reporting of financial information. Our main deficiencies concerned the need for improved documentation and monitoring to meet the required internal control over financial reporting standards to enable us to demonstrate segregation of duties are appropriately managed.

Since the material weakness has been identified, we have (i) developed and implemented additional controls and procedures to reduce the number of segregation of duties conflicts within our key IT systems, which includes the implementation of new security roles and the automation of segregation of duties monitoring where practical, (ii) designed and implemented additional compensating controls where necessary and (iii) developed training on segregation of duties. Given we operate many key ERP systems globally, this effort initially targeted the largest of these key systems in fiscal year 2020 and was expanded in fiscal year 2021 to cover our remaining key systems. These enhanced processes, including the implementation of new mitigating controls, have now operated for a sufficient period of time and we have concluded, through testing, that they are designed and are operating effectively. As a result, we have concluded the material weakness has been remediated as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

    Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

    None.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2021, and such information is expressly incorporated herein by reference. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

    Our Board Committee Charters, Corporate Governance Guidelines, and our Code of Conduct & Ethics Policy can be electronically accessed at our website (http://www.amcor.com/investors) under "Corporate Governance" or, free of charge, by writing directly to us, Attention: Corporate Secretary. Our Board of Directors has adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from our Code of Conduct by posting such information on the Investor Relations section of our website promptly following the date of such amendment or waiver.

    We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11. - Executive Compensation

    Information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2021, and such information is expressly incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    Equity compensation plans as of June 30, 2021 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	68,204,624	(1)	$10.49	(2)	54,044,178	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	68,204,624	(1)	$10.49	(2)	54,044,178	(3)

(1)Includes outstanding options awards of 55,160,596, which have a weighted-average exercise price of $10.49, 9,339,036 awards of ordinary shares issuable upon vesting of performance shares/rights, 2,960,223 awards of ordinary shares issuable upon vesting of share rights, and 744,769 restricted shares issued under the share retention plan.
(2)Performance shares/rights, share rights, restricted share awards, and non-executive director share plans are excluded when determining the weighted-average exercise price of outstanding options.
(3)May be issued as options, performance shares/rights, share rights, or restricted shares.

    The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2021, and such information is expressly incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions, and Director Independence

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2021, and such information is expressly incorporated herein by reference.

Item 14. - Principal Accountant Fees and Services

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2021, and such information is expressly incorporated herein by reference.

PART IV

Item 15. - Exhibits and Financial Statement Schedules

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	47
Consolidated Statements of Income	49
Consolidated Statements of Comprehensive Income	50
Consolidated Balance Sheets	51
Consolidated Statements of Cash Flows	52
Consolidated Statements of Equity	53
Notes to Consolidated Financial Statements	54

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	116
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit	Description	Form of Filing
2.1
Transaction Agreement, dated as of August 6, 2018, by and among the Amcor plc, Amcor Limited, Arctic Corp. and Bemis Company, Inc. (“Bemis”) (incorporated by reference to Annex A to Amcor plc's Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
3.1	Articles of Association of Amcor plc (incorporated by reference to Exhibit 3.1 to Amcor plc’s Current Report on Form 8-K filed on June 13, 2019).	Incorporated by Reference
3.2	Memorandum of Association of Amcor plc (incorporated by reference to Exhibit 3.1 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
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
4.3
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
4.5
Final Terms, dated as of March 20, 2013, among Amcor Limited, Amcor Finance (USA), Inc. and Amcor UK Finance Limited, relating to the 2.750% Notes due 2023 (incorporated by reference to Exhibit 4.6 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
4.6	Form of 3.625% Notes due 2026 (incorporated by reference to Exhibit 4.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference

Exhibit	Description	Form of Filing
4.7	Form of 4.500% Notes due 2028 (incorporated by reference to Exhibit 4.9 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.8	Form of 3.100% Notes due 2026 (incorporated by reference to Exhibit 4.13 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.9	Form of 2.630% Guaranteed Senior Note Due 2030 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).	Incorporated by Reference
4.10	Form of 1.125% Guaranteed Senior Note Due 2027 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).	Incorporated by Reference
4.11
Indenture, dated as of June 13, 2019, by and among AFUI, as issuer, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.12
Indenture, dated as of June 19, 2020, by and among Bemis, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).
Incorporated by Reference
4.13
Indenture, dated as of June 23, 2020, by and among Amcor UK Finance plc, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor Pty Ltd, Bemis Company, Inc. and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).
Incorporated by Reference
4.14
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
4.15
Registration Rights Agreement, dated as of June 13, 2019, by and among Bemis, Amcor plc, Amcor Limited, AFUI, Amcor UK Finance plc and the Dealer Managers, relating to the Bemis’ 3.100% 2026 Notes (incorporated by reference to Exhibit 10.6 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.16
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
Incorporated by Reference
4.18	Description of Securities of the Registrant.	Filed Herewith
4.19	Form of 2.690% Guaranteed Senior Note Due 2031 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 25, 2021).	Incorporated by Reference
10.1	Amcor plc 2019 Omnibus Incentive Share Plan (incorporated by reference to Exhibit 99.1 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.2	Amcor Limited 2014/15 Long Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.3	Amcor Limited 2016/17 Long Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.4	Amcor Limited 2017/18 Long Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference

Exhibit	Description	Form of Filing
10.5
Amcor Rigid Plastics Deferred Compensation Plan, as amended by that certain First Amendment, dated December 11, 2014, that certain Second Amendment, dated December 10, 2018 and that certain Third Amendment, dated December 16, 2019 (incorporated by reference to Exhibit 10.8 to Amcor plc's Form 10-K filed on August 27, 2020).*
Incorporated by Reference
10.6
Employment Agreement between Amcor Limited and Ronald Delia, dated as of January 21, 2015 (incorporated by reference to Exhibit 10.3 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.7
Employment Agreement between Amcor Limited and Michael Casamento, dated as of September 23, 2015 (incorporated by reference to Exhibit 10.4 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.8
Employment Agreement between Amcor Limited and Ian Wilson, dated as of May 22, 2014 (incorporated by reference to Exhibit 10.5 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.9
Employment Agreement between Amcor Limited and Peter Konieczny, dated as of September 17, 2009 (incorporated by reference to Exhibit 10.6 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.10
Employment Agreement between Amcor Limited and Eric Roegner, dated as of August 28, 2018 (incorporated by reference to Exhibit 10.7 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.11	Form of Deed of Appointment (incorporated by reference to Exhibit 10.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*	Incorporated by Reference
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
Incorporated by Reference
10.13	Amendment No. 1 to Original Three-Year Credit Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.10 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).	Incorporated by Reference
10.14
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
Incorporated by Reference
10.15	Amendment No. 1 to Original Four-Year Credit Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.12 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).	Incorporated by Reference
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
Incorporated by Reference
10.17	Amendment No. 1 to Original Five-Year Credit Agreement, dated as of May 30, 2019 (incorporated by reference to Exhibit 10.14 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).	Incorporated by Reference
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
10.20
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
Incorporated by Reference
10.24	Employment Agreement between Amcor Limited and Michael Zacka, dated as of February 24, 2017.*	Filed Herewith
21.1	Subsidiaries of Amcor plc.	Filed Herewith
22	Subsidiary Guarantors and Issuers of Guaranteed Securities.	Filed Herewith
23	Consent of PricewaterhouseCoopers AG as auditors for the financial statements of Amcor plc.	Filed Herewith
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished Herewith
101	Inline XBRL Interactive data files – The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Electronically
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically
* This exhibit is a management contract or compensatory plan or arrangement.

Item 16. - Form 10-K Summary

    None.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCOR PLC

By	/s/ Michael Casamento	By	/s/ Julie Sorrells
	Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
	August 24, 2021		August 24, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Casamento	/s/ Julie Sorrells
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
August 24, 2021	August 24, 2021

/s/ Ronald Delia	/s/ Armin Meyer
Ronald Delia, Managing Director and Chief Executive Officer	Armin Meyer, Director and Deputy Chairman
August 24, 2021	August 24, 2021

/s/ Graeme Liebelt	/s/ Andrea Bertone
Graeme Liebelt, Director and Chairman	Andrea Bertone, Director
August 24, 2021	August 24, 2021

/s/ Nicholas (Tom) Long	/s/ Karen Guerra
Nicholas (Tom) Long, Director	Karen Guerra, Director
August 24, 2021	August 24, 2021

/s/ Arun Nayar	/s/ Jeremy Sutcliffe
Arun Nayar, Director	Jeremy Sutcliffe, Director
August 24, 2021	August 24, 2021

/s/ Philip Weaver	/s/ David Szczupak
Philip Weaver, Director	David Szczupak, Director
August 24, 2021	August 24, 2021

/s/ Susan Carter
Susan Carter, Director
August 24, 2021

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

Reserves for Doubtful Accounts, Sales Returns, Discounts, and Allowances:

Year ended June 30,	Balance at Beginning of the Year (1)	Additions Charged to Profit and Loss	Write-offs	Foreign Currency Impact and Other (2)	Balance at End of the Year
2021	$42	$(4)	$(11)	$1	$28
2020	$34	$5	$(1)	$(3)	$35
2019	$17	$3	$—	$14	$34
(1)Beginning balance for fiscal year 2021 includes $7 million addition due to the adoption of ASC 326 ("CECL").
(2)Foreign Currency Impact and Other includes reserve accruals related to acquisitions.