Form 10-Q
period 2021-09-30
Amcor plc
filed 2021-11-04
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of November 2, 2021, the registrant had 1,533,168,898 ordinary shares, $0.01 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

    This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "estimate," "potential," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. None of Amcor or any of its respective directors, executive officers, or advisors, provide any representation, assurance, or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

• changes in consumer demand patterns and customer requirements in numerous industries;
• the loss of key customers, a reduction in their production requirements, or consolidation among key customers;
• significant competition in the industries and regions in which we operate;
• the inability to expand our current business effectively through either organic growth, including by product innovation, or acquisitions;
• the failure to successfully integrate acquisitions in the expected time frame;
• challenges to or the loss of our intellectual property rights;
• adverse impacts from the ongoing 2019 Novel Coronavirus ("COVID-19") pandemic or other similar outbreaks on Amcor and its customers, suppliers, employees, and the geographic markets in which Amcor and its customers operate;
• challenging current and future global economic conditions;
• impact of operating internationally;
• price fluctuations or shortages in the availability of raw materials, energy, and other inputs, which could adversely affect our business;
• production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic downturn;
• a failure or disruption in our information technology systems;
• an inability to attract and retain key personnel;
• costs and liabilities related to current and future environmental and health and safety laws and regulations;
• labor disputes;
• the possibility that the phase out of the London Interbank Offered Rate ("LIBOR") causes our interest expense to increase;
• foreign exchange rate risk;
• an increase in interest rates;
• a significant increase in our indebtedness or a downgrade in our credit rating that could increase our borrowing costs and negatively affect our financial condition and results of operations;
• a failure to hedge effectively against adverse fluctuations in interest rates and foreign exchange rates;
• a significant write-down of goodwill and/or other intangible assets;
• our need to maintain an effective system of internal control over financial reporting;
• an inability of our insurance policies, including our use of a captive insurance company, to provide adequate protection against all of the risks we face;
• litigation, including product liability claims, or regulatory developments;
• increasing scrutiny and changing expectations with respect to our Environmental, Social, and Governance ("ESG") policies resulting in additional costs or exposure to additional risks;
• changing government regulations in environmental, health, and safety matters;
• changes in tax laws or changes in our geographic mix of earnings; and
• our ability to develop and successfully introduce new products and to develop, acquire, and retain intellectual property rights.

    These risks and uncertainties are supplemented by those identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Part I, "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. You can obtain copies of Amcor’s filings with the SEC for free at the SEC’s website (www.sec.gov). Forward-looking statements included herein are made only as of the date hereof and Amcor does not undertake any obligation to update any forward-looking statements, or any other information in this communication, as a result of new information, future developments or otherwise, or to correct any inaccuracies or omissions in them which become apparent, except as expressly required by law. All forward-looking statements in this communication are qualified in their entirety by this cautionary statement.

Part I - Financial Information
Item 1. Financial Statements
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2021	2020
Net sales	$3,420	$3,097
Cost of sales	(2,770)	(2,443)

Gross profit	650	654

Operating expenses:
Selling, general, and administrative expenses	(313)	(329)
Research and development expenses	(25)	(26)
Restructuring and related expenses, net	(8)	(23)
Other expenses, net	(8)	—

Operating income	296	276

Interest income	5	3
Interest expense	(40)	(40)
Other non-operating income, net	5	3

Income before income taxes and equity in income of affiliated companies	266	242

Income tax expense	(63)	(61)
Equity in income of affiliated companies, net of tax	—	19

Net income	$203	$200

Net income attributable to non-controlling interests	(1)	(2)

Net income attributable to Amcor plc	$202	$198

Basic earnings per share:	$0.131	$0.127
Diluted earnings per share:	$0.131	$0.126
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2021	2020
Net income	$203	$200
Other comprehensive income (loss):
Net gains (losses) on cash flow hedges, net of tax (a)	(2)	4
Foreign currency translation adjustments, net of tax (b)	(95)	24
Pension, net of tax (c)	—	2
Other comprehensive income (loss)	(97)	30
Total comprehensive income	106	230
Comprehensive income attributable to non-controlling interest	—	(2)
Comprehensive income attributable to Amcor plc	$106	$228

(a) Tax expense related to cash flow hedges	$—	$(1)
(b) Tax benefit (expense) related to foreign currency translation adjustments	$(2)	$3
(c) Tax benefit related to pension adjustments	$—	$1
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions except share and per share data)	September 30, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$633	$850
Trade receivables, net of allowance for doubtful accounts of $26 and $28, respectively	1,938	1,864
Inventories, net	2,113	1,991
Prepaid expenses and other current assets	595	561
Total current assets	5,279	5,266
Non-current assets:
Property, plant, and equipment, net	3,701	3,761
Operating lease assets	520	532
Deferred tax assets	136	139
Other intangible assets, net	1,792	1,835
Goodwill	5,385	5,419
Employee benefit assets	51	52
Other non-current assets	180	184
Total non-current assets	11,765	11,922
Total assets	$17,044	$17,188
Liabilities
Current liabilities:
Current portion of long-term debt	$5	$5
Short-term debt	63	98
Trade payables	2,412	2,574
Accrued employee costs	411	523
Other current liabilities	1,126	1,145
Total current liabilities	4,017	4,345
Non-current liabilities:
Long-term debt, less current portion	6,524	6,186
Operating lease liabilities	451	462
Deferred tax liabilities	688	696
Employee benefit obligations	294	307
Other non-current liabilities	365	371
Total non-current liabilities	8,322	8,022
Total liabilities	12,339	12,367

Commitments and contingencies (See Note 13)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,533 and 1,538 million shares, respectively)	$15	$15
Additional paid-in capital	5,074	5,092
Retained earnings	473	452
Accumulated other comprehensive loss	(862)	(766)
Treasury shares (4 and 3 million shares, respectively)	(50)	(29)
Total Amcor plc shareholders' equity	4,650	4,764
Non-controlling interest	55	57
Total shareholders' equity	4,705	4,821
Total liabilities and shareholders' equity	$17,044	$17,188
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2021	2020
Cash flows from operating activities:
Net income	$203	$200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and impairment	177	145
Net periodic benefit cost	1	3
Amortization of debt discount and deferred financing costs	1	2
Net gain on disposal of property, plant, and equipment	—	(1)
Net loss on disposal of businesses	—	6
Equity in income of affiliated companies	—	(19)
Net foreign exchange (gain) loss	(11)	1
Share-based compensation	15	14
Other, net	73	(28)
Loss from hyperinflationary accounting for Argentine subsidiaries	2	6
Deferred income taxes, net	(11)	(3)
Dividends received from affiliated companies	—	3
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(562)	(439)
Net cash used in operating activities	(112)	(110)
Cash flows from investing activities:
Purchase of property, plant, and equipment, and other intangible assets	(145)	(114)
Proceeds from divestitures	—	138
Proceeds from sales of property, plant, and equipment, and other intangible assets	—	3
Net cash (used in) provided by investing activities	(145)	27
Cash flows from financing activities:
Proceeds from issuance of shares	82	5
Purchase of treasury shares	(131)	—
Proceeds from non-controlling interest	—	1
Proceeds from issuance of long-term debt	8	1
Repayment of long-term debt	(401)	(122)
Net borrowing of commercial paper	795	350
Net borrowing (repayment) of short-term debt	(38)	30
Repayment of lease liabilities	(1)	(1)
Share buyback/cancellations	(64)	—
Dividends paid	(183)	(188)
Net cash provided by financing activities	67	76

Effect of exchange rates on cash and cash equivalents	(27)	21

Net increase (decrease) in cash and cash equivalents	(217)	14
Cash and cash equivalents balance at beginning of year	850	743

Cash and cash equivalents balance at end of period	$633	$757

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16	$22
Income taxes paid	$55	$107

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property and equipment, accrued but unpaid	$52	$58
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of June 30, 2020	$16	$5,480	$246	$(1,049)	$(67)	$61	$4,687
Net income			198			2	200
Other comprehensive income				30		—	30
Dividends declared ($0.115 per share)			(181)			(7)	(188)
Options exercised and shares vested		(13)			18		5
Share-based compensation expense		14					14
Change in non-controlling interest						1	1
Cumulative adjustment related to the adoption of ASC 326			(5)				(5)
Balance as of September 30, 2020	$16	$5,481	$258	$(1,019)	$(49)	$57	$4,744

Balance as of June 30, 2021	$15	$5,092	$452	$(766)	$(29)	$57	$4,821
Net income			202			1	203
Other comprehensive loss				(96)		(1)	(97)
Share buyback/cancellations	—	(64)					(64)
Dividends declared ($0.1175 per share)			(181)			(2)	(183)
Options exercised and shares vested		(28)			110		82
Settlement of forward contracts to purchase equity to meet share-based incentive plans, net of tax		59					59
Purchase of treasury shares					(131)		(131)
Share-based compensation expense		15					15
Change in non-controlling interest		—				—	—
Balance as of September 30, 2021	$15	$5,074	473	$(862)	$(50)	$55	$4,705
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

    Amcor plc ("Amcor" or the "Company") is a global packaging company that employs approximately 46,000 people across approximately 225 significant manufacturing and support facilities in more than 40 countries. The Company develops and produces a broad range of packaging products including flexible packaging, rigid packaging containers, specialty cartons, and closures.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. It is management's opinion, however, that all material and recurring adjustments have been made that are necessary for a fair statement of its interim financial position, results of operations, and cash flows. For further information, this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes in the accounting policies followed by the Company during the current fiscal year.

Certain amounts in the Company's notes to unaudited condensed consolidated financial statements may not add or recalculate due to rounding.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

In December 2019, the FASB issued updated guidance to simplify the accounting for income taxes by removing certain exceptions and improving the consistent application of U.S. GAAP in other tax accounting areas. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2020 with early adoption permitted. The guidance became effective for the Company on July 1, 2021 and the adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that all other ASUs not yet adopted are either not applicable or are expected to have minimal impact on the Company's unaudited condensed consolidated financial statements at this time.

Note 3 - Restructuring

2019 Bemis Integration Plan

    In connection with the acquisition of Bemis Company, Inc. ("Bemis"), the Company initiated restructuring activities in the fourth quarter of fiscal year 2019 aimed at integrating and optimizing the combined organization. As previously announced, the Company continues to target realizing at least $180 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings by the end of fiscal year 2022.

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $230 million to $240 million. The total 2019 Bemis Integration Plan costs include approximately $190 million to $200 million of restructuring and related expenses, net, and $40 million of general integration expenses. The Company estimates that net cash expenditures including disposal proceeds will be approximately $160 million to $170 million, of which $40 million relates to general integration expenses. As of September 30, 2021, the Company has incurred $137 million in employee related expenses, $39 million in fixed asset related expenses, $29 million in other restructuring and $29 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. The three months ended September 30, 2021 resulted in net outflows of $14 million, of which $12 million were payments related to restructuring and related expenditures. Cash payments of approximately $65 million to $70 million are expected for the balance of the fiscal year for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

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

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charges related to these plans were $1 million and $9 million for the three months ended September 30, 2021 and 2020, respectively. The Company's total incurred restructuring charges for Other Restructuring Plans primarily relate to the Flexibles reporting segment.

Consolidated Amcor Restructuring Plans

    The total costs incurred from the beginning of the Company's active material and other restructuring plans are as follows:

($ in millions)	2019 Bemis Integration Plan (1)	Other Restructuring Plans	Total Restructuring and Related Expenses (1)
Fiscal year 2019 net charges to earnings	$48	$19	$67
Fiscal year 2020 net charges to earnings	60	18	78
Fiscal year 2021 net charges to earnings	68	6	74
Fiscal year 2022 first quarter net charges to earnings	7	1	8
Expense incurred to date	$183	$44	$227
(1)Total restructuring and related expenses include restructuring related costs from the 2019 Bemis Integration Plan of $2 million, $15 million, $13 million, and $3 million for fiscal year 2019, fiscal year 2020, fiscal year 2021, and first quarter of fiscal year 2022, respectively.

An analysis of the restructuring charges by type incurred follows:

	Three Months Ended September 30,
($ in millions)	2021	2020
Employee costs	$2	$12
Fixed asset related costs	—	1
Other costs	3	9
Total restructuring costs, net	$5	$22

    An analysis of the Company's restructuring plan liability follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2021	$78	$—	$17	$95
Net charges to earnings	2	—	3	5
Cash paid	(8)	1	(4)	(11)
Other non-cash	—	(1)	—	(1)
Foreign currency translation	(4)	—	(1)	(5)
Liability balance at September 30, 2021	$68	$—	$15	$83

    The costs related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as restructuring and related expenses, net. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 4 - Inventories, Net

    Inventories, net are summarized as follows:

($ in millions)	September 30, 2021	June 30, 2021
Raw materials and supplies	$994	$905
Work in process and finished goods	1,237	1,193
Less: inventory reserves	(118)	(107)
Total inventories, net	$2,113	$1,991

Note 5 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2021	$4,437	$982	$5,419
Foreign currency translation	(31)	(3)	(34)
Balance as of September 30, 2021	$4,406	$979	$5,385

Other Intangible Assets, Net

    Other intangible assets, net comprised the following:

	September 30, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,983	$(438)	$1,545
Computer software	236	(158)	78
Other (2)	327	(158)	169
Total other intangible assets	$2,546	$(754)	$1,792

	June 30, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,986	$(405)	$1,581
Computer software	233	(156)	77
Other (2)	321	(144)	177
Total other intangible assets	$2,540	$(705)	$1,835
(1)Accumulated amortization and impairment included $33 million and $34 million for September 30, 2021 and June 30, 2021, respectively, of accumulated impairment in the Other category.
(2)Other included $16 million and $17 million for September 30, 2021 and June 30, 2021, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets during the three months ended September 30, 2021 and 2020 were $45 million and $46 million, respectively.

Note 6 - Fair Value Measurements

    The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
    The Company’s non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. At September 30, 2021 and June 30, 2021, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The fair value of long-term debt with variable interest rates approximates its carrying value. The fair value of the Company’s long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding capital leases) were as follows:

	September 30, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,894	$4,126	$4,325	$4,558

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2021
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$14	$—	$14
Forward exchange contracts	—	6	—	6
Interest rate swaps	—	1	—	1
Total assets measured at fair value	$—	$21	$—	$21

Liabilities
Contingent purchase consideration liabilities	$—	$—	$16	$16
Forward exchange contracts	—	21	—	21
Total liabilities measured at fair value	$—	$21	$16	$37

	June 30, 2021
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$14	$—	$14
Forward exchange contracts	—	7	—	7
Interest rate swaps	—	19	—	19
Total assets measured at fair value	$—	$40	$—	$40

Liabilities
Contingent purchase consideration liabilities	$—	$—	$18	$18
Forward exchange contracts	—	4	—	4
Total liabilities measured at fair value	$—	$4	$18	$22

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

    Contingent purchase consideration liabilities arise from business acquisitions. The Company's contingent purchase consideration liabilities consist of a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017 and a $6 million balance relating to consideration for small business acquisitions where payments are contingent on the Company vacating a certain property or performance criteria. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the unaudited condensed consolidated balance sheets.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. The Company measures certain assets, including technology intangible assets, equity method and other investments, and other long-lived and intangible assets at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

During the three months ended September 30, 2021, long-lived assets with a carrying value of $12 million were written down to a fair value of zero as the Company's Durban, South Africa, manufacturing facility was destroyed in a fire as the result of general civil unrest. In addition, other long-lived assets in South Africa, with a carrying amount of $8 million, were written down to their estimated fair value of $4 million using level 3 inputs.

The Company sold its equity method investment in AMVIG Holdings Limited ("AMVIG") on September 30, 2020. Refer to Note 14, "Disposals."

    The Company tests indefinite-lived intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. During the three months ended September 30, 2021, and 2020, there were no triggering events and no indefinite-lived intangible impairment charges recorded.

Note 7 - Derivative Instruments

    The Company periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity price, and currency risks. The Company does not hold or issue financial instruments for speculative or trading purposes. For hedges that meet the hedge accounting criteria, the Company, at inception, formally designates and documents the instrument as a fair value hedge or a cash flow hedge of a specific underlying exposure. On an ongoing basis, the Company assesses and documents that its hedges have been and are expected to continue to be highly effective.

Interest Rate Risk

    The Company’s policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments, including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to the changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statements of income under other non-operating income, net.

In July 2021, the Company terminated $400 million of its receive-fixed/pay-variable interest rate swaps that were designated as fair value hedges and received $2 million in net proceeds. This termination was in association with the full redemption of the $400 million 4.50% U.S. dollar notes due October 2021, completed on July 15, 2021. The Company also terminated an aggregate amount of €300 million (equivalent of $357 million) receive-fixed/pay-variable interest rate swaps and received €13 million (equivalent of $15 million) in net proceeds. These interest rate swaps, which were to mature in March 2023, were designated as fair value hedges against €300 million of principal on the 2.75% Euro bonds due March 2023. The gain on the termination of the aforementioned swaps is deferred and is being amortized to interest income over the remaining contractual term of the 2.75% Euro bonds due March 2023.

    As of September 30, 2021, and June 30, 2021, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $500 million and $1,257 million, respectively.

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

    As of September 30, 2021, and June 30, 2021, the notional amount of the outstanding forward contracts was $1.8 billion and $1.1 billion, respectively.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	September 30, 2021	June 30, 2021
Commodity	Volume	Volume
Aluminum	18,033 tons	22,629 tons
PET resin	2,087,502 lbs.	6,312,764 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	September 30, 2021	June 30, 2021
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$14	$14
Forward exchange contracts	Other current assets	2	3
Derivatives in fair value hedging relationships:
Interest rate swaps	Other current assets	1	15
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	4	4
Total current derivative contracts		21	36
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	—	4
Total non-current derivative contracts		—	4
Total derivative asset contracts		$21	$40

Liabilities
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other current liabilities	3	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	18	2
Total current derivative contracts		21	4
Total non-current derivative contracts		—	—
Total derivative liability contracts		$21	$4

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,
($ in millions)		2021	2020
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$6	$(3)
Treasury locks	Interest expense	(1)	(1)
Total		$5	$(4)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended September 30,
($ in millions)		2021	2020
Derivatives not designated as hedging instruments
Forward exchange contracts	Other expenses, net	$(13)	$7
Cross-currency interest rate swaps	Other expenses, net	—	(4)
Total		$(13)	$3

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended September 30,
($ in millions)		2021	2020
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(4)	$(1)
Total		$(4)	$(1)

Note 8 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans included the following components:

	Three Months Ended September 30,
($ in millions)	2021	2020
Service cost	$6	$6
Interest cost	11	10
Expected return on plan assets	(16)	(15)
Amortization of actuarial loss	1	2
Amortization of prior service credit	(1)	—
Net periodic benefit cost	$1	$3

    Service cost is included in operating income. All other components of net periodic benefit cost other than service cost are recorded within other non-operating income, net.

Note 9 - Income Taxes

    The provision for income taxes for the three months ended September 30, 2021 and 2020 is based on the Company’s estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes and equity in income of affiliated companies, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended September 30, 2021 decreased by 1.5 percentage points compared to the three months ended September 30, 2020 from 25.2% to 23.7%, primarily attributed to the lower tax benefits on integration and restructuring costs in the prior period.

Note 10 - Shareholders' Equity

    The changes in ordinary and treasury shares during the three months ended September 30, 2021 and 2020 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2020	1,569	$16	7	$(67)
Options exercised and shares vested	—	—	(2)	18
Balance as of September 30, 2020	1,569	$16	5	$(49)

Balance as of June 30, 2021	1,538	$15	3	$(29)
Share buyback/cancellations	(5)	—	—	—
Options exercised and shares vested	—	—	(10)	110
Purchase of treasury shares	—	—	11	(131)
Balance as of September 30, 2021	1,533	$15	4	$(50)

    The changes in the components of accumulated other comprehensive loss during the three months ended September 30, 2021 and 2020 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2020	$(896)	$(14)	$(106)	$(34)	$(1,049)
Other comprehensive income (loss) before reclassifications	(1)	—	(1)	1	(1)
Amounts reclassified from accumulated other comprehensive loss	25	—	3	3	31
Net current period other comprehensive income	24	—	2	4	30
Balance as of September 30, 2020	$(872)	$(14)	$(104)	$(30)	$(1,019)

Balance as of June 30, 2021	$(691)	$(13)	$(54)	$(8)	$(766)
Other comprehensive income (loss) before reclassifications	(94)	—	—	2	(92)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(4)	(4)
Net current period other comprehensive loss	(94)	—	—	(2)	(96)
Balance as of September 30, 2021	$(785)	$(13)	$(54)	$(10)	$(862)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended September 30,
($ in millions)	2021	2020
Amortization of pension:
Amortization of prior service credit	$(1)	$—
Amortization of actuarial loss	1	2
Total before tax effect	—	2
Tax effect on amounts reclassified into earnings	—	1
Total net of tax	$—	$3

(Gains) losses on cash flow hedges:
Commodity contracts	$(6)	$3
Treasury locks	1	1
Total before tax effect	(5)	4
Tax effect on amounts reclassified into earnings	1	—
Total net of tax	$(4)	$4

Losses on foreign currency translation:
Foreign currency translation adjustment (1)	$—	$25
Total before tax effect	—	25
Tax effect on amounts reclassified into earnings	—	—
Total net of tax	$—	$25
(1)During the three months ended September 30, 2020, the Company recorded a gain on disposal of AMVIG and other non-core businesses. Upon completion of the disposals, $25 million of accumulated foreign currency translation was transferred from accumulated other comprehensive loss to earnings. Refer to Note 14, "Disposals," for more information on disposals.

Note 11 - Segments

    The Company's business is organized and presented in the two reportable segments outlined below:

Flexibles: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, fresh produce, snack food, personal care, and other industries.

Rigid Packaging: Consists of operations that manufacture rigid containers for a broad range of predominantly beverage and food products, including carbonated soft drinks, water, juices, sports drinks, milk-based beverages, spirits and beer, sauces, dressings, spreads, and personal care items, and plastic caps for a wide variety of applications.

    Other consists of the Company's undistributed corporate expenses including executive and functional compensation costs, equity method and other investments, intercompany eliminations, and other business activities.

    The accounting policies of the reportable segments are the same as those in the unaudited condensed consolidated financial statements.

    The following table presents information about reportable segments:

	Three Months Ended September 30,
($ in millions)	2021	2020
Sales including intersegment sales
Flexibles	$2,634	$2,400
Rigid Packaging	786	698
Other	—	—
Total sales including intersegment sales	3,420	3,098

Intersegment sales
Flexibles	—	1
Rigid Packaging	—	—
Other	—	—
Total intersegment sales	—	1

Net sales	$3,420	$3,097

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$339	$312
Rigid Packaging	62	72
Other	(20)	(27)
Adjusted EBIT	381	358
Less: Material restructuring programs (1)	(7)	(14)
Less: Material acquisition costs and other (2)	(2)	(9)
Less: Amortization of acquired intangible assets from business combinations (3)	(41)	(41)
Less: Impact of hyperinflation (4)	(2)	(4)
Add: Net gain on disposals (5)	—	9
Less: Property and other losses, net (6)	(28)	—
Earnings before interest and taxes ("EBIT")	301	298

Interest income	5	3
Interest expense	(40)	(40)
Equity in income of affiliated companies, net of tax	—	(19)
Income before income taxes and equity in income of affiliated companies	$266	$242
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three months ended September 30, 2021 and for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three months ended September 30, 2020. Refer to Note 3, "Restructuring," for more information about the Company's restructuring activities.
(2)Includes costs associated with the Bemis transaction.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(4)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(5)Net gain on disposals includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 14, "Disposals," for more information about the Company's disposals.
(6)Property and other losses, net, includes property and related business losses primarily associated with the destruction of the Company's Durban, South Africa, facility during general civil unrest in July 2021, net of insurance recovery deemed probable for incurred losses.

    The following table disaggregates net sales, excluding intersegment sales, by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended September 30,
	2021			2020
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,019	$629	$1,648	$900	$587	$1,486
Latin America	256	157	413	227	111	338
Europe	938	—	938	894	—	894
Asia Pacific	421	—	421	378	—	378
Net sales	$2,634	$786	$3,420	$2,399	$698	$3,097

Note 12 - Earnings Per Share Computations

    The Company applies the two-class method when computing its earnings per share ("EPS"), which requires that net income per share for each class of share be calculated assuming all of the Company's net income is distributed as dividends to each class of share based on their contractual rights.

    Basic EPS is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding, after excluding the ordinary shares to be repurchased using forward contracts. Diluted EPS includes the effects of share options, restricted shares, performance rights, performance shares, and share rights, if dilutive.

	Three Months Ended September 30,
(in millions, except per share amounts)	2021	2020
Numerator
Net income attributable to Amcor plc	$202	$198
Distributed and undistributed earnings attributable to shares to be repurchased	—	—
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$202	$198

Denominator
Weighted-average ordinary shares outstanding	1,534	1,563
Weighted-average ordinary shares to be repurchased by Amcor plc	(4)	(2)
Weighted-average ordinary shares outstanding for EPS—basic	1,530	1,561
Effect of dilutive shares	4	5
Weighted-average ordinary shares outstanding for EPS—diluted	1,534	1,566

Per ordinary share income
Basic earnings per ordinary share	$0.131	$0.127
Diluted earnings per ordinary share	$0.131	$0.126

    Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three months ended September 30, 2021 and 2020 represented an aggregate of 2 million and 23 million shares, respectively.

Note 13 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral, if a challenge to any administrative assessment proceeds to the Brazilian court system. However, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At September 30, 2021 and June 30, 2021, the Company had recorded accruals of $11 million, included in other non-current liabilities. The Company has estimated a reasonably possible loss exposure in excess of the accrual of $17 million at September 30, 2021 and June 30, 2021, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of September 30, 2021, Amcor has provided letters of credit of $35 million, judicial insurance of $1 million, and deposited cash of $10 million with the courts to continue to defend the cases.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or only partially, cover the total potential exposures. The Company has recorded aggregate accruals of $17 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, the Company has also recorded aggregate accruals of $48 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    While the Company believes that its accruals are adequate to cover its future obligations, there can be no assurance that the ultimate payments will not exceed the accrued amounts. Nevertheless, based on the available information, the Company does not believe that its potential environmental obligations will have a material adverse effect upon its liquidity, results of operations, or financial condition.

Other Matters

    In the normal course of business, the Company is subject to legal proceedings, lawsuits, and other claims. While the potential financial impact with respect to these ordinary course matters is subject to many factors and uncertainties, management believes that any financial impact to the Company from these matters, individually and in the aggregate, would not have a material adverse effect on the Company's financial position, or results of operation.

Note 14 - Disposals

    During the first quarter of fiscal 2021, the Company disposed of an equity method investment and other non-core businesses. The Company completed the sale of the equity method investment in AMVIG on September 30, 2020, realizing a net gain of $15 million, which was recorded in the line equity in income of affiliated companies, net of tax. The Company also completed the disposal of two non-core businesses in India and Argentina in the Flexibles segment during the first quarter of fiscal 2021, recording a loss on sale of $6 million, which was primarily driven by the reclassification of cumulative translation adjustments through the income statements that had previously been recorded in other comprehensive income.

Note 15 - Subsequent Events

    On November 2, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per share to be paid on December 14, 2021 to shareholders of record as of November 24, 2021. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from November 23, 2021 to November 24, 2021, inclusive.

On October 12, 2021, the Company entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer approximately $190 million of its pension plan assets and related benefit obligations. This transaction requires a remeasurement of the pension plan, which is expected to result in the recognition of an approximately $2 million non-cash pension settlement loss in the second quarter of fiscal year 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("MD&A") should be read in conjunction with the Financial Statements and Notes to Condensed Consolidated Financial Statements. Throughout the MD&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended September 30,
($ in millions)	2021		2020
Net sales	$3,420	100.0%	$3,097	100.0%
Cost of sales	(2,770)	(81.0%)	(2,443)	(78.9%)

Gross profit	650	19.0%	654	21.1%

Operating expenses:
Selling, general, and administrative expenses	(313)	(9.2%)	(329)	(10.6%)
Research and development expenses	(25)	(0.7%)	(26)	(0.8%)
Restructuring and related expenses, net	(8)	(0.2%)	(23)	(0.7%)
Other expenses, net	(8)	(0.2%)	—	—%

Operating income	296	8.7%	276	8.9%

Interest income	5	0.1%	3	0.1%
Interest expense	(40)	(1.2%)	(40)	(1.3%)
Other non-operating income, net	5	0.1%	3	0.1%

Income before income taxes and equity in income of affiliated companies	266	7.8%	242	7.8%

Income tax expense	(63)	(1.8%)	(61)	(2.0%)
Equity in income of affiliated companies, net of tax	—	—%	19	0.6%

Net income	$203	5.9%	$200	6.5%

Net income attributable to non-controlling interests	(1)	—%	(2)	(0.1%)

Net income attributable to Amcor plc	$202	5.9%	$198	6.4%

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

Significant Items Affecting the Periods Presented

Impact of COVID-19

    The ongoing 2019 Novel Coronavirus ("COVID-19") pandemic has resulted in a period of historic uncertainty and challenges with the extent and severity of the pandemic continuing to vary among the various regions in which we operate. Our business is almost entirely exposed to end markets which have demonstrated the same resilience experienced through past economic cycles. Our operations have been largely recognized as 'essential' by governments and authorities around the world given the role we play in the supply chains for critical food and healthcare products. Our scale and global footprint has enabled us to collaborate with customers and suppliers to navigate changes in demand and continue to service our customers. In dealing with the exceptional challenges posed by COVID-19, we have established three guiding principles focusing on the health and safety of our employees, keeping our operations running, and contributing to relief efforts in our communities.

Health and Safety

Our commitment to the health and safety of our employees remains our first priority. Our rigorous precautionary measures include global and regional response teams that maintain contact with authorities and experts to actively manage the situation, restrictions on company travel, quarantine protocols for employees who may have had exposure or have symptoms, frequent disinfecting of our locations, and other measures designed to help protect employees, customers, and suppliers. We expect to continue to evaluate our response and related precautions until the COVID-19 pandemic has been resolved as a public health crisis.

Operations

To support our business partners, we have instituted business continuity plans in each of our operations and offices globally which address infection prevention measures, incident response, return to work protocols, and supply chain risks. We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services. Our facilities have largely been exempt from government mandated closure orders and while governmental measures may be modified, we expect that our facilities will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities.

Contributions to Our Communities

To support our local communities, we launched a global program to help mitigate the impact of COVID-19 by donating food and healthcare packaging products and by funding local community initiatives to improve access to healthcare, education or food, and other essential products.

Looking Ahead

We continue to believe we are well-positioned to meet the challenges of the ongoing COVID-19 pandemic. However, we cannot reasonably estimate the duration and severity of this pandemic or its ultimate impact on the global economy and our operations and financial results. Globally, many governments continue to place restrictions on their citizens in reaction to the ongoing pandemic and vaccination rates are not at a level in many regions to prevent further spread of COVID-19. The ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, the duration of social distancing measures and other government imposed restrictions, as well as the nature and pace of macroeconomic recovery in key global economies.

Raw Material and Supply Chain Trends

During the first quarter of fiscal 2022, we continued to experience supply shortages and price volatility of certain resins and raw materials in both of our reportable segments as a result of dynamics that first materialized in the second half of fiscal 2021. While our teams have executed well through the unprecedented supply challenges to meet customer requirements, the increased disruptions did result in an inability to fulfill our complete order book in the first quarter. The underlying causes for the volatility can be attributed to a variety of factors, including the ongoing impacts of the COVID-19 pandemic resulting in labor shortages and transportation constraints, energy shortages and weather disruptions impacting raw material supply in certain regions. We continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues to date. We anticipate supplies of certain raw materials will continue to be tight through the first half of fiscal 2022 as supply channels recover. We expect supplies to gradually improve through the balance of our fiscal year as raw material supply increases and transportation networks improve, barring further significant impacts to supply and transportation channels due to factors such as COVID-19, adverse weather events, or labor shortages.

South Africa Fire

On July 13, 2021, our Durban, South Africa, manufacturing facility was destroyed by fire associated with general civil unrest. The facility employed 350 individuals and no employees were injured as the facility had been closed in advance of the disturbance. In the first quarter of fiscal 2022, we recorded $43 million related to inventory and property and equipment losses from the fire and other related expenses. We have insurance for the majority of property and other losses from the fire and have recorded an insurance receivable of $20 million for incurred losses where reimbursement is deemed probable. While we expect to recover additional insurance proceeds, the timing and extent of recovery is currently unknown. No further material expenses related to this event are expected.

2019 Bemis Integration Plan

In connection with the acquisition of Bemis, we initiated restructuring activities in the fourth quarter of fiscal year 2019 aimed at integrating and optimizing the combined organization. As previously announced, we continue to target realizing at least $180 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings by the end of fiscal year 2022.

    Our total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $230 million to $240 million. The total 2019 Bemis Integration Plan costs include approximately $190 million to $200 million of restructuring and related expenses, net, and $40 million of general integration expenses. We estimate that net cash expenditures including disposal proceeds will be approximately $160 million to $170 million, of which $40 million relates to general integration expense. As of September 30, 2021, we have incurred $137 million in employee related expenses, $39 million in fixed asset related expenses, $29 million in other restructuring and $29 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. The three months ended September 30, 2021 resulted in net outflows of $14 million, of which $12 million were payments related to restructuring and related expenditures. Cash payments of approximately $65 million to $70 million are expected for the balance of the fiscal year for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

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

Equity Method Investment - AMVIG Holdings Limited ("AMVIG")

We sold our equity method investment in AMVIG on September 30, 2020, realizing a net gain of $15 million, which was recorded in equity in income of affiliated companies, net of tax in the unaudited condensed consolidated statements of income.

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy has been designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended September 30, 2021 and 2020 resulted in a negative impact of $2 million and $4 million, respectively, in foreign currency transaction losses that was reflected in the unaudited condensed consolidated statements of income.

Results of Operations - Three Months Ended September 30, 2021

Consolidated Results of Operations

	Three Months Ended September 30,
($ in millions, except per share data)	2021	2020
Net sales	$3,420	$3,097
Operating income	296	276
Operating income as a percentage of net sales	8.7%	8.9%

Net income attributable to Amcor plc	$202	$198
Diluted Earnings Per Share	$0.131	$0.126

    Net sales increased by $323 million, or approximately 10%, to $3,420 million for the three months ended September 30, 2021, from $3,097 million for the three months ended September 30, 2020. Excluding the impact of disposed operations of $22 million, or (0.7%), positive currency impacts of $32 million, or 1.0% and pass-through of raw material costs of $285 million, or 9.2%, the increase in net sales for the three months ended September 30, 2021 was $28 million or 0.9%, driven by favorable price mix of 1.4% and unfavorable volumes of (0.5%).

    Net income attributable to Amcor plc increased by $4 million, or 2%, to $202 million for the three months ended September 30, 2021, from $198 million for the three months ended September 30, 2020 mainly as a result of lower restructuring costs of $15 million, lower selling, general, and administrative expenses of $16 million, partially offset by property and related business losses of $28 million primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021.

    Diluted earnings per share ("Diluted EPS") increased to $0.131, or by 4%, for the three months ended September 30, 2021, from $0.126 for the three months ended September 30, 2020, with the net income attributable to ordinary shareholders of Amcor plc increasing by 2% and the diluted weighted average number of shares outstanding decreasing 2% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in the diluted weighted average number of shares outstanding was due to repurchase of shares under announced share buyback programs.

Segment Results of Operations

Flexibles Segment

    The Flexibles reportable segment develops and supplies flexible packaging globally.

	Three Months Ended September 30,
($ in millions)	2021	2020
Net sales including intersegment sales	$2,634	$2,400
Adjusted EBIT	339	312
Adjusted EBIT as a percentage of net sales	12.9%	13.0%

    Net sales including intersegment sales increased by $234 million, or 9.7%, to $2,634 million for the three months ended September 30, 2021, from $2,400 million for the three months ended September 30, 2020. Excluding the impact of disposed operations of $22 million, or (0.9%), positive currency impacts of $28 million, or 1.2%, and pass-through of raw material costs of $210 million, or 8.7%, the increase in net sales including intersegment sales for the three months ended September 30, 2021, was $17 million, or 0.6%, driven by favorable price/mix of 1.7% and unfavorable volumes of (1.1%).

    Adjusted EBIT increased by $27 million, or 8.5%, to $339 million for the three months ended September 30, 2021, from $312 million for the three months ended September 30, 2020. Excluding the impact of disposed operations of $1 million, or (0.3%), positive currency impacts of $2 million, or 0.7%, the increase in Adjusted EBIT for the three months ended September 30, 2021, was $26 million, or 8.1%, driven by plant cost improvements of 10.3%, favorable selling, general, and administrative ("SG&A"), and other cost impacts of 0.9%, partially offset by unfavorable price/mix of (1.3%), and unfavorable volumes of (1.8%).

Rigid Packaging Segment

    The Rigid Packaging reportable segment manufactures rigid packaging containers and related products.

	Three Months Ended September 30,
($ in millions)	2021	2020
Net sales	$786	$698
Adjusted EBIT	62	72
Adjusted EBIT as a percentage of net sales	7.9%	10.3%

    Net sales increased by $88 million, or 12.6%, to $786 million for the three months ended September 30, 2021, from $698 million for the three months ended September 30, 2020. Excluding positive currency impacts of $3 million, or 0.4% and pass-through of raw material costs of $75 million, or 10.7%, the increase in net sales for the three months ended September 30, 2021 was $10 million, or 1.5%, driven by favorable volumes of 1.4%, and favorable price/mix of 0.1%.

    Adjusted EBIT decreased by $10 million, or 14.2%, to $62 million for the three months ended September 30, 2021, from $72 million for the three months ended September 30, 2020. Excluding positive currency impacts of $1 million, or 0.8%, the decrease in Adjusted EBIT for the three months ended September 30, 2021 was $11 million, or (15.0%), driven by favorable price/mix of 6.4%, unfavorable plant costs/volume impacts of (20.3%), and unfavorable SG&A and other costs of (1.1%).

Consolidated Gross Profit

	Three Months Ended September 30,
($ in millions)	2021	2020
Gross profit	$650	$654
Gross profit as a percentage of net sales	19.0%	21.1%

    Gross profit decreased by $4 million, or 0.6%, to $650 million for the three months ended September 30, 2021, from $654 million for the three months ended September 30, 2020. The decrease was primarily driven by timing of passing through higher raw material and related costs.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
($ in millions)	2021	2020
SG&A expenses	$(313)	$(329)
SG&A expenses as a percentage of net sales	(9.2%)	(10.6%)

    SG&A expenses decreased by $16 million, or 4.9%, to $313 million for the three months ended September 30, 2021, from $329 million for the three months ended September 30, 2020. The decrease was primarily due to lower Bemis integration costs, restructuring benefits, and other savings initiatives.

Consolidated Research and Development Expenses

	Three Months Ended September 30,
($ in millions)	2021	2020
Research and development expenses	$(25)	$(26)
Research and development expenses, net, as a percentage of net sales	(0.7%)	(0.8%)

    Research and development expenses decreased by $1 million, or 3.8%, to $25 million for the three months ended September 30, 2021, from $26 million for the three months ended September 30, 2020.

Consolidated Restructuring and Related Expenses, Net

	Three Months Ended September 30,
($ in millions)	2021	2020
Restructuring and related expenses, net	$(8)	$(23)
Restructuring and related expenses, net, as a percentage of net sales	(0.2%)	(0.7%)

    Restructuring and related expenses, net, decreased by $15 million, or 65.2%, to 8 million for the three months ended September 30, 2021, from $23 million for the three months ended September 30, 2020. The decrease was primarily driven by lower restructuring costs in the Rigid Packaging reporting segment following the completion of the Rigid Packaging Restructuring Plan in June 2021, as well as lower restructuring costs in the Flexibles reporting segment.

Consolidated Other Expenses, Net

	Three Months Ended September 30,
($ in millions)	2021	2020
Other expenses, net	$(8)	$—
Other expenses, net, as a percentage of net sales	(0.2)%	—%

    Other expenses, net increased by $8 million to $8 million for the three months ended September 30, 2021, from $0 million for the three months ended September 30, 2020, driven by property and related business losses in the Flexibles reportable segment primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021 that were partially offset by individually immaterial items, including foreign exchange gains.

Consolidated Interest Expense

	Three Months Ended September 30,
($ in millions)	2021	2020
Interest expense	$(40)	$(40)
Interest expense as a percentage of net sales	(1.2%)	(1.3%)

    Interest expense was $40 million for the three months ended September 30, 2021, in line with the interest expense of $40 million for the three months ended September 30, 2020.

Consolidated Income Tax Expense

	Three Months Ended September 30,
($ in millions)	2021	2020
Income tax expense	$(63)	$(61)
Effective income tax rate	23.7%	25.2%

    The provision for income taxes for the three months ended September 30, 2021 and 2020 is based on our estimated annual effective tax rate for the respective fiscal years before income taxes and equity in income of affiliated companies and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended September 30, 2021 decreased by 1.5 percentage points compared to the three months ended September 30, 2020 from 25.2% to 23.7%, primarily attributed to the lower tax benefits on integration and restructuring costs in the prior period.

Equity in Income of Affiliated Companies, Net of Tax

	Three Months Ended September 30,
($ in millions)	2021	2020
Equity in income of affiliated companies, net of tax	$—	$19
Equity in income of affiliated, net of tax as a percentage of net sales	—	0.6%

    Equity in income of affiliated companies, net of tax decreased by $19 million for the three months ended September 30, 2021 due to the sale of the equity investment in AMVIG on September 30, 2020. For further information, refer to Note 14, "Disposals."

Presentation of Non-GAAP Information

    This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), Adjusted net income, and net debt. These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of significant tax reforms, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property impairments, net of insurance recovery, certain litigation matters, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, and changes in the fair value of deferred acquisition payments.

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT and Adjusted net income for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,
($ in millions)	2021	2020
Net income attributable to Amcor plc, as reported	$202	$198
Add: Net income attributable to non-controlling interests	1	2
Net income	203	200
Add: Income tax expense	63	61
Add: Interest expense	40	40
Less: Interest income	(5)	(3)
Earnings before interest and taxes ("EBIT")	301	298
Add: Material restructuring programs (1)	7	14
Add: Material acquisition costs and other (2)	2	9
Add: Amortization of acquired intangible assets from business combinations (3)	41	41
Add: Impact of hyperinflation (4)	2	4
Less: Net gain on disposals (5)	—	(9)
Add: Property and other losses, net (6)	28	—
Adjusted EBIT	$381	$358
Less: Income tax expense	(63)	(61)
Less: Adjustments to income tax expense (7)	(11)	(10)
Less: Interest expense	(40)	(40)
Add: Interest income	5	3
Less: Net income attributable to non-controlling interests	(1)	(2)
Adjusted net income	$271	$247

(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three months ended September 30, 2021 and for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three months ended September 30, 2020. Refer to Note 3, "Restructuring," for more information about the Company's restructuring activities.
(2)Includes costs associated with the Bemis transaction.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(4)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(5)Net gain on disposals includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 14, "Disposals," for more information about our disposals.

(6)Property and other losses, net, includes property and related business losses primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021, net of insurance recovery deemed probable for incurred losses.
(7)Net tax impact on items (1) through (6) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at September 30, 2021 and June 30, 2021 is as follows:

($ in millions)	September 30, 2021	June 30, 2021
Current portion of long-term debt	$5	$5
Short-term debt	63	98
Long-term debt, less current portion	6,524	6,186
Total debt	6,592	6,289
Less cash and cash equivalents	633	850
Net debt	$5,959	$5,439

Supplemental Guarantor Information

    Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Amcor UK Finance plc.

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
•2.690% Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
•3.625% Guaranteed Senior Notes due 2026 of Amcor Finance (USA), Inc.
•4.500% Guaranteed Senior Notes due 2028 of Amcor Finance (USA), Inc.
•1.125% Guaranteed Senior Notes due 2027 of Amcor UK Finance plc

    The three notes issued by Amcor Flexibles North America, Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Amcor Finance (USA), Inc., and Amcor UK Finance plc. The two notes issued by Amcor Finance (USA), Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc., and Amcor UK Finance plc. The note issued by Amcor UK Finance plc is guaranteed by its parent entity, Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc., and Amcor Finance (USA), Inc.

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

Amcor Flexibles North America, Inc. is incorporated in Missouri in the United States, Amcor Finance (USA), Inc. is incorporated in Delaware in the United States, Amcor UK Finance plc is incorporated in England and Wales, United Kingdom, and the guarantors are incorporated under the laws of Jersey, Australia, the United States, and England and Wales and, therefore, insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, Australian, United States, or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable Notes or Guarantees, respectively.

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

Statement of Income for Obligor Group

($ in millions)	Three Months Ended September 30, 2021
Net sales - external	$263
Net sales - to subsidiaries outside the Obligor Group	3
Total net sales	266

Gross profit	44

Net income (1)	$34

Net (income) loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$34
(1)Includes $142 million net income from subsidiaries outside the Obligor Group mainly made up of intercompany dividend and interest income.

Balance Sheets for Obligor Group

(in millions)	September 30, 2021	June 30, 2021
Assets
Current assets - external	$1,359	$814
Current assets - due from subsidiaries outside the Obligor Group	56	95
Total current assets	1,415	909
Non-current assets - external	1,421	1,428
Non-current assets - due from subsidiaries outside the Obligor Group	11,550	11,838
Total non-current assets	12,971	13,266
Total assets	$14,386	$14,175
Liabilities
Current liabilities - external	$1,635	$1,183
Current liabilities - due to subsidiaries outside the Obligor Group	11	22
Total current liabilities	1,646	1,205
Non-current liabilities - external	6,649	6,321
Non-current liabilities - due to subsidiaries outside the Obligor Group	11,179	11,563
Total non-current liabilities	17,828	17,884
Total liabilities	$19,474	$19,089

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements."

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

    On July 15, 2021, we redeemed U.S. dollar notes with a principal amount of $400 million that had a contractual maturity of October 15, 2021 and carried an interest of 4.50%.

    The COVID-19 pandemic has not had a material impact on our operations to date and therefore has not negatively impacted our liquidity position and current and expected cash flow from operating activities and available cash. We believe that our cash flows provided by operating activities, together with borrowings available under our credit facilities and access to the commercial paper market, backstopped by our bank facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures, and other commitments, including dividends and purchases of our ordinary shares and CHESS Depositary Instruments under authorized share repurchase programs, into the foreseeable future.

Overview

	Three Months Ended September 30,
($ in millions)	2021	2020
Net cash used in operating activities	$(112)	$(110)
Net cash (used in) provided by investing activities	(145)	27
Net cash provided by financing activities	67	76

Cash Flow Overview

    Net Cash Used in Operating Activities

    Net cash used in operating activities increased by $2 million, or 2%, to $112 million for the three months ended September 30, 2021, from $110 million for the three months ended September 30, 2020.

    Net Cash (Used in) Provided by Investing Activities

    Net cash flow from investing activities decreased by $172 million, or 637%, to $145 million outflow for the three months ended September 30, 2021, from a $27 million inflow for the three months ended September 30, 2020. The decrease was primarily due to proceeds from divestitures in the prior period following the disposal of AMVIG and other non-core businesses, and higher capital expenditures in the current period.

    Net Cash Provided by Financing Activities

    Net cash flow from financing activities decreased by $9 million, or 12%, to $67 million inflow for the three months ended September 30, 2021, from a $76 million inflow for the three months ended September 30, 2020. The decrease is primarily due to share buybacks in the current period, partially offset by higher cash net debt drawdowns compared with the prior period.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to a range between 7.5% to 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities and U.S. private placement debt require us to comply with certain financial covenants, including leverage and interest coverage ratios. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of September 30, 2021, we were in compliance with all applicable covenants under our bank debt facilities and U.S. private placement debt.

    Our net debt as of September 30, 2021 and June 30, 2021 was $6.0 billion and $5.4 billion, respectively.

Available Financing

    As of September 30, 2021, we had undrawn credit facilities available in the amount of $1.2 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by three separate bank syndicates. These facilities mature between April 2023 and April 2025, and we have an option to extend the maturities for 12 months.

As of September 30, 2021, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $2.6 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities).

Dividend Payments

    We declared and paid a $0.1175 cash dividend per ordinary share during the first fiscal quarter which ended September 30, 2021.

Credit Rating

    Our capital structure and financial practices have earned us investment grade credit ratings from two internationally recognized credit rating agencies. These investment credit ratings are important to our ability to issue debt at favorable rates of interest, for various terms, and from a diverse range of markets that are highly liquid, including European and U.S. debt capital markets and from global financial institutions.

Share Repurchases

On August 17, 2021, our Board of Directors approved a $400 million buyback of ordinary shares and Chess Depositary Instruments ("CDIs"). During the three months ended September 30, 2021, we repurchased approximately $64 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 5 million shares. The shares repurchased as part of the program were canceled upon repurchase.

We had cash outflows of $131 million and $0 million for the purchase of our shares in the open market and using forwards contracts to purchase our own equity during the three months ended September 30, 2021 and 2020, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of September 30, 2021, and June 30, 2021, we held treasury shares at cost of $50 million and $29 million, representing 4 million and 3 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended September 30, 2021. For additional information, refer to Note 6, "Fair Value Measurements," and Note 7, "Derivative Instruments," to the notes to our unaudited condensed consolidated financial statements and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 13, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    There have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Share Repurchases

    Share repurchase activity during the three months ended September 30, 2021 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share (2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 1 - 31, 2021	—	$—	—	$—
August 1 - 31, 2021	10,700	12.27	—	400
September 1 - 30, 2021	5,151	12.35	5,151	336
Total	15,851	$12.29	5,151

(1) On August 17, 2021, our Board of Directors approved a buyback of $400 million of ordinary shares and/or CHESS Depositary Instruments ("CDIs") during the following twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.
(2) Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(3) Average price paid per share excludes costs associated with the repurchase.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits

    The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit		Description
22		Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1		Chief Executive Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Chief Financial Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date	November 4, 2021	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	November 4, 2021	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)