Form 10-Q
period 2021-12-31
Amcor plc
filed 2022-02-03
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of February 1, 2022, the registrant had 1,513,727,218 ordinary shares, $0.01 par value, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2021	2020	2021	2020
Net sales	$3,507	$3,103	$6,927	$6,200
Cost of sales	(2,862)	(2,452)	(5,632)	(4,895)

Gross profit	645	651	1,295	1,305

Operating expenses:
Selling, general, and administrative expenses	(303)	(308)	(616)	(637)
Research and development expenses	(23)	(23)	(48)	(49)
Restructuring and related expenses, net	(10)	(23)	(18)	(46)
Other income, net	13	10	5	10

Operating income	322	307	618	583

Interest income	5	4	10	7
Interest expense	(39)	(37)	(79)	(77)
Other non-operating income, net	2	3	7	6

Income before income taxes and equity in income of affiliated companies	290	277	556	519

Income tax expense	(61)	(55)	(124)	(116)
Equity in income of affiliated companies, net of tax	—	—	—	19

Net income	$229	$222	$432	$422

Net income attributable to non-controlling interests	(4)	(3)	(5)	(5)

Net income attributable to Amcor plc	$225	$219	$427	$417

Basic earnings per share:	$0.148	$0.140	$0.280	$0.267
Diluted earnings per share:	$0.148	$0.139	$0.279	$0.265
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Net income	$229	$222	$432	$422
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	(5)	8	(7)	12
Foreign currency translation adjustments, net of tax (b)	(21)	128	(116)	152
Pension, net of tax (c)	3	—	3	2
Other comprehensive income/(loss)	(23)	136	(120)	166
Total comprehensive income	206	358	312	588
Comprehensive income attributable to non-controlling interests	(4)	(4)	(4)	(6)
Comprehensive income attributable to Amcor plc	$202	$354	$308	$582

(a) Tax benefit/(expense) related to cash flow hedges	$1	$(1)	$1	$(2)
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$—	$5	$(2)	$8
(c) Tax expense related to pension adjustments	$—	$(1)	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions except share and per share data)	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$626	$850
Trade receivables, net of allowance for doubtful accounts of $24 and $28, respectively	1,889	1,864
Inventories, net	2,273	1,991
Prepaid expenses and other current assets	603	561
Total current assets	5,391	5,266
Non-current assets:
Property, plant, and equipment, net	3,695	3,761
Operating lease assets	541	532
Deferred tax assets	125	139
Other intangible assets, net	1,749	1,835
Goodwill	5,370	5,419
Employee benefit assets	52	52
Other non-current assets	215	184
Total non-current assets	11,747	11,922
Total assets	$17,138	$17,188
Liabilities
Current liabilities:
Current portion of long-term debt	$6	$5
Short-term debt	115	98
Trade payables	2,743	2,574
Accrued employee costs	371	523
Other current liabilities	1,058	1,145
Total current liabilities	4,293	4,345
Non-current liabilities:
Long-term debt, less current portion	6,548	6,186
Operating lease liabilities	467	462
Deferred tax liabilities	671	696
Employee benefit obligations	278	307
Other non-current liabilities	362	371
Total non-current liabilities	8,326	8,022
Total liabilities	12,619	12,367

Commitments and contingencies (See Note 14)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,513 and 1,538 million shares, respectively)	$15	$15
Additional paid-in capital	4,854	5,092
Retained earnings	515	452
Accumulated other comprehensive loss	(885)	(766)
Treasury shares (3 and 3 million shares, respectively)	(37)	(29)
Total Amcor plc shareholders' equity	4,462	4,764
Non-controlling interests	57	57
Total shareholders' equity	4,519	4,821
Total liabilities and shareholders' equity	$17,138	$17,188
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2021	2020
Cash flows from operating activities:
Net income	$432	$422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	332	287
Net periodic benefit cost	4	6
Amortization of debt discount and deferred financing costs	1	5
Net gain on disposal of property, plant, and equipment	—	(1)
Net loss on disposal of businesses	—	6
Equity in income of affiliated companies	—	(19)
Net foreign exchange (gain)/loss	(2)	11
Share-based compensation	31	28
Other, net	57	(73)
Loss from hyperinflationary accounting for Argentine subsidiaries	7	15
Deferred income taxes, net	(14)	5
Dividends received from affiliated companies	—	3
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(525)	(253)
Net cash provided by operating activities	323	442
Cash flows from investing activities:
Issuance of loans to affiliated companies	(5)	—
Investments in affiliated companies	(11)	—
Purchase of property, plant, and equipment, and other intangible assets	(255)	(218)
Proceeds from divestitures	—	138
Proceeds from sales of property, plant, and equipment, and other intangible assets	6	4
Net cash used in investing activities	(265)	(76)
Cash flows from financing activities:
Proceeds from issuance of shares	92	9
Purchase of treasury shares	(133)	—
Purchase of non-controlling interests	—	(7)
Proceeds from issuance of long-term debt	19	1
Repayment of long-term debt	(677)	(121)
Net borrowing of commercial paper	1,133	328
Net repayment of short-term debt	(4)	(168)
Repayment of lease liabilities	(2)	(2)
Share buyback/cancellations	(295)	(75)
Dividends paid	(368)	(374)
Net cash used in financing activities	(235)	(409)

Effect of exchange rates on cash and cash equivalents	(47)	55

Net increase/(decrease) in cash and cash equivalents	(224)	12
Cash and cash equivalents balance at beginning of year	850	743

Cash and cash equivalents balance at end of period	$626	$755

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$70	$73
Income taxes paid	$110	$168

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property and equipment, accrued but unpaid	$74	$73
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of September 30, 2020	$16	$5,481	$258	$(1,019)	$(49)	$57	$4,744
Net income			219			3	222
Other comprehensive income				135		1	136
Share buyback/cancellations	—	(75)					(75)
Dividends declared ($0.1175 per share)			(184)			(2)	(186)
Options exercised and shares vested		—			4		4
Share-based compensation expense		14					14
Change in non-controlling interests		(8)				(3)	(11)
Balance as of December 31, 2020	$16	$5,412	$293	$(884)	$(45)	$56	$4,848

Balance as of June 30, 2020	$16	$5,480	$246	$(1,049)	$(67)	$61	$4,687
Net income			417			5	422
Other comprehensive income				165		1	166
Share buyback/cancellations	—	(75)					(75)
Dividends declared ($0.2325 per share)			(365)			(9)	(374)
Options exercised and shares vested		(13)			22		9
Share-based compensation expense		28					28
Change in non-controlling interests		(8)				(2)	(10)
Cumulative adjustment related to the adoption of ASC 326			(5)				(5)
Balance as of December 31, 2020	$16	$5,412	$293	$(884)	$(45)	$56	$4,848

Balance as of September 30, 2021	$15	$5,074	$473	$(862)	$(50)	$55	$4,705
Net income			225			4	229
Other comprehensive loss				(23)		—	(23)
Share buyback/cancellations	—	(231)					(231)
Dividends declared ($0.12 per share)			(183)			(2)	(185)
Options exercised and shares vested		(5)			15		10
Settlement of forward contracts to purchase equity to meet share-based incentive plans, net of tax							—
Purchase of treasury shares					(2)		(2)
Share-based compensation expense		16					16
Change in non-controlling interests							—
Balance as of December 31, 2021	$15	$4,854	515	$(885)	$(37)	$57	$4,519

Balance as of June 30, 2021	$15	$5,092	$452	$(766)	$(29)	$57	$4,821
Net income			427			5	432
Other comprehensive loss				(119)		(1)	(120)
Share buyback/cancellations	—	(295)					(295)
Dividends declared ($0.2375 per share)			(364)			(4)	(368)
Options exercised and shares vested		(33)			125		92
Settlement of forward contracts to purchase equity to meet share-based incentive plans, net of tax		59					59
Purchase of treasury shares					(133)		(133)
Share-based compensation expense		31					31
Change in non-controlling interests							—
Balance as of December 31, 2021	$15	$4,854	$515	$(885)	$(37)	$57	$4,519
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

    Amcor plc ("Amcor" or the "Company") is a global packaging company that develops and produces a broad range of packaging products including flexible packaging, rigid packaging containers, specialty cartons, and closures.

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

Accounting Standards Not Yet Adopted

    In November 2021, the FASB issued an Accounting Standards Update ("ASU") 2021-10 that adds certain disclosure requirements for entities that receive government assistance. The standard is effective for annual periods beginning after December 15, 2021 with early application permitted. The Company will adopt this guidance in fiscal year 2023 and does not expect the adoption to have a material impact on its results of operation, financial position, and disclosures.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have minimal impact on its results of operation, financial position, and disclosures.

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

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $230 million to $250 million. The total 2019 Bemis Integration Plan costs include approximately $190 million to $210 million of restructuring and related expenses, net, and $40 million of general integration expenses. The Company estimates that net cash expenditures including disposal proceeds will be approximately $160 million to $170 million, of which $40 million relates to general integration expenses. As of December 31, 2021, the Company has incurred $137 million in employee related expenses, $39 million in fixed asset related expenses, $35 million in other restructuring and $33 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. The six months ended December 31, 2021 resulted in net cash outflows of $30 million, of which $28 million were payments related to restructuring and related expenditures. Cash payments of approximately $60 million to $65 million are expected for the balance of the fiscal year for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

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

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charges related to these plans were zero for the three months ended December 31, 2021 and 2020, and $1 million and $9 million for the six months ended December 31, 2021 and 2020, respectively. The Company's total incurred restructuring charges for Other Restructuring Plans primarily relate to the Flexibles reporting segment.

Consolidated Amcor Restructuring Plans

    The total costs incurred from the beginning of the Company's 2019 Bemis Integration Plan and Other Restructuring Plans are as follows:

($ in millions)	2019 Bemis Integration Plan (1)	Other Restructuring Plans	Total Restructuring and Related Expenses (1)
Fiscal year 2019 net charges to earnings	$48	$19	$67
Fiscal year 2020 net charges to earnings	60	18	78
Fiscal year 2021 net charges to earnings	68	6	74
Fiscal year 2022 first quarter net charges to earnings	7	1	8
Fiscal year 2022 second quarter net charges to earnings	10	—	10
Expense incurred to date	$193	$44	$237
(1)Total restructuring and related expenses include restructuring related costs from the 2019 Bemis Integration Plan of $2 million, $15 million, $13 million, $3 million, and $2 million for fiscal year 2019, fiscal year 2020, fiscal year 2021, first quarter of fiscal year 2022, and second quarter of fiscal year 2022, respectively.

    An analysis of the restructuring charges by type incurred follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Employee costs	$1	$13	$3	$25
Fixed asset related costs	—	2	—	3
Other costs	7	4	10	13
Total restructuring costs, net	$8	$19	$13	$41

    An analysis of the Company's restructuring plan liability follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2021	$78	$—	$17	$95
Net charges to earnings	3	—	10	13
Cash (paid)/received	(16)	2	(10)	(24)
Other non-cash	(1)	(2)	—	(3)
Foreign currency translation	(4)	—	(1)	(5)
Liability balance at December 31, 2021	$60	$—	$16	$76

    The costs related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as restructuring and related expenses, net. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 4 - Inventories, Net

    Inventories, net are summarized as follows:

($ in millions)	December 31, 2021	June 30, 2021
Raw materials and supplies	$1,088	$905
Work in process and finished goods	1,306	1,193
Less: inventory reserves	(121)	(107)
Total inventories, net	$2,273	$1,991

Note 5 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2021	$4,437	$982	$5,419
Foreign currency translation	(46)	(3)	(49)
Balance as of December 31, 2021	$4,391	$979	$5,370

Other Intangible Assets, Net

    Other intangible assets, net comprised the following:

	December 31, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,979	$(469)	$1,510
Computer software	239	(161)	78
Other (2)	327	(166)	161
Total other intangible assets	$2,545	$(796)	$1,749

	June 30, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,986	$(405)	$1,581
Computer software	233	(156)	77
Other (2)	321	(144)	177
Total other intangible assets	$2,540	$(705)	$1,835
(1)Accumulated amortization and impairment included $34 million for December 31, 2021 and June 30, 2021, respectively, of accumulated impairment in the Other category.
(2)Other included $17 million for December 31, 2021 and June 30, 2021, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $45 million during the three months ended December 31, 2021 and 2020, respectively, and $90 million during the six months ended December 31, 2021 and 2020, respectively.

Note 6 - Fair Value Measurements

    The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
    The Company’s non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. At December 31, 2021 and June 30, 2021, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company’s long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding capital leases) were as follows:

	December 31, 2021		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,595	$3,769	$4,325	$4,558

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2021
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$7	$—	$7
Forward exchange contracts	—	9	—	9
Total assets measured at fair value	$—	$16	$—	$16

Liabilities
Contingent purchase consideration liabilities	$—	$—	$16	$16
Forward exchange contracts	—	11	—	11
Interest rate swaps	—	2	—	2
Total liabilities measured at fair value	$—	$13	$16	$29

	June 30, 2021
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$14	$—	$14
Forward exchange contracts	—	7	—	7
Interest rate swaps	—	19	—	19
Total assets measured at fair value	$—	$40	$—	$40

Liabilities
Contingent purchase consideration liabilities	$—	$—	$18	$18
Forward exchange contracts	—	4	—	4
Total liabilities measured at fair value	$—	$4	$18	$22

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

    Contingent purchase consideration liabilities arise from business acquisitions. As of December 31, 2021, the Company's contingent purchase consideration liabilities consist of a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, and a $6 million balance relating to consideration for small business acquisitions where payments are contingent on the Company vacating a certain property or performance criteria. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

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

    Following a commitment to sell non-core assets during the three and six months ended December 31, 2021, the Company has recorded an expense of $9 million, predominantly to adjust the long-lived assets to their fair value less cost to sell as determined in reference to the selling price in the signed sale and purchase agreement. During the six months ended December 31, 2021, long-lived assets with a carrying value of $12 million were written down to a fair value of zero as the Company's Durban, South Africa, manufacturing facility was destroyed in a fire as the result of general civil unrest. In addition, other long-lived assets in South Africa, with a carrying amount of $8 million, were written down to their estimated fair value of $4 million using level 3 inputs.

    The Company sold its equity method investment in AMVIG Holdings Limited ("AMVIG") on September 30, 2020. Refer to Note 15, "Disposals."

    The Company tests indefinite-lived intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. During the six months ended December 31, 2021, and 2020, there were no triggering events and no indefinite-lived intangible impairment charges recorded.

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

    During December 2021, the Company entered into an aggregate $250 million notional amount of receive-fixed/pay-variable interest rate swaps, which will mature on May 15, 2028. These swaps were designated as a fair value hedge against 50% of $500 million of principal on the 4.50% U.S. dollar notes due in May 2028. Also during December 2021, we settled $100 million of a receive-fixed/pay-variable interest rate swap as a result of the full redemption of $275 million 5.95% U.S. private placement notes at maturity. This interest rate swap was designated as a fair value hedge at inception.

    In July 2021, the Company terminated $400 million of its receive-fixed/pay-variable interest rate swaps that were designated as fair value hedges and received $2 million in net proceeds. This termination was in association with the full redemption of the $400 million 4.50% U.S. dollar notes due October 2021, completed on July 15, 2021. In July 2021, the Company also terminated an aggregate amount of €300 million (equivalent of $357 million) receive-fixed/pay-variable interest rate swaps and received €13 million (equivalent of $15 million) in net proceeds. These interest rate swaps, which were to mature in March 2023, were designated as fair value hedges against €300 million of principal on the 2.75% Euro bonds due March 2023. The gain on the termination of the aforementioned swaps is deferred and is being amortized to interest income over the remaining contractual term of the 2.75% Euro bonds due March 2023.

    As of December 31, 2021, and June 30, 2021, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $650 million and $1,257 million, respectively.

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

    As of December 31, 2021, and June 30, 2021, the notional amount of the outstanding forward contracts was $1.1 billion.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	December 31, 2021	June 30, 2021
Commodity	Volume	Volume
Aluminum	15,308 tons	22,629 tons
PET resin	20,573,040 lbs.	6,312,764 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	December 31, 2021	June 30, 2021
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$6	$14
Forward exchange contracts	Other current assets	4	3
Derivatives in fair value hedging relationships:
Interest rate swaps	Other current assets	—	15
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	5	4
Total current derivative contracts		15	36

Derivatives in cash flow hedging relationships:
Commodity contracts	Other non-current assets	1	—
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	—	4
Total non-current derivative contracts		1	4
Total derivative asset contracts		$16	$40

Liabilities
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other current liabilities	4	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	7	2
Total current derivative contracts		11	4

Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	2	—
Total non-current derivative contracts		2	—
Total derivative liability contracts		$13	$4

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$6	$(1)	$12	$(4)
Treasury locks	Interest expense	—	—	(1)	(1)
Total		$6	$(1)	$11	$(5)

	Location of Gain/(Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain/(Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2021	2020	2021	2020
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$(20)	$6	$(33)	$13
Cross-currency interest rate swaps	Other income, net	—	—	—	(4)
Total		$(20)	$6	$(33)	$9

	Location of (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	(Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2021	2020	2021	2020
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(3)	$(8)	$(7)	$(9)
Total		$(3)	$(8)	$(7)	$(9)

Note 8 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Service cost	$6	$6	$12	$12
Interest cost	10	10	21	20
Expected return on plan assets	(17)	(15)	(33)	(30)
Amortization of actuarial loss	2	2	3	4
Amortization of prior service credit	(1)	—	(2)	—
Settlement costs	3	—	3	—
Net periodic benefit cost	$3	$3	$4	$6

    Service cost is included in operating income. All other components of net periodic benefit cost other than service cost are recorded within other non-operating income, net.

    On October 12, 2021, the Company contracted with Pacific Life Insurance Company to purchase a group annuity contract and to transfer $186 million of its pension plan assets and related benefit obligations. This transaction required a remeasurement of the pension plan assets and obligations and resulted in the recognition of a $3 million non-cash pension settlement loss in the three and six months ended December 31, 2021.

Note 9 - Debt

    On December 15, 2021, the Company redeemed U.S. private placement notes of a principal amount of $275 million at maturity using the proceeds from the commercial paper program. The notes carried an interest rate of 5.95%.

    On July 15, 2021, the Company redeemed U.S. dollar notes of a principal amount of $400 million. The notes had a contractual maturity of October 15, 2021 and carried an interest rate of 4.50%.

Note 10 - Income Taxes

    The provision for income taxes for the three and six months ended December 31, 2021 and 2020 is based on the Company’s estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes and equity in income of affiliated companies, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended December 31, 2021 increased by 1.1 percentage points compared to the three months ended December 31, 2020 from 19.9% to 21.0% primarily due to timing of discrete events in the corresponding periods, including benefits on integration and restructuring costs in the prior period and changes to the taxability of certain items. For the six months ended December 31, 2021 and 2020, the effective tax rate was 22.3%.

Note 11 - Shareholders' Equity

    The changes in ordinary and treasury shares during the six months ended December 31, 2021 and 2020 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2020	1,569	$16	7	$(67)
Share buy-back/cancellations	(7)	—
Options exercised and shares vested			(2)	22
Balance as of December 31, 2020	1,562	$16	5	$(45)

Balance as of June 30, 2021	1,538	$15	3	$(29)
Share buyback/cancellations	(25)	—
Options exercised and shares vested			(11)	125
Purchase of treasury shares			11	(133)
Balance as of December 31, 2021	1,513	$15	3	$(37)

    The changes in the components of accumulated other comprehensive loss during the six months ended December 31, 2021 and 2020 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2020	$(896)	$(14)	$(106)	$(34)	$(1,049)
Other comprehensive income/(loss) before reclassifications	127	—	(2)	8	133
Amounts reclassified from accumulated other comprehensive loss	25	—	4	4	33
Net current period other comprehensive income	152	—	2	12	166
Balance as of December 31, 2020	$(744)	$(14)	$(104)	$(22)	$(884)

Balance as of June 30, 2021	$(691)	$(13)	$(54)	$(8)	$(766)
Other comprehensive income/(loss) before reclassifications	(115)	—	(1)	2	(114)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	(9)	(5)
Net current period other comprehensive income/(loss)	(115)	—	3	(7)	(119)
Balance as of December 31, 2021	$(806)	$(13)	$(51)	$(15)	$(885)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Amortization of pension:
Amortization of prior service credit	$(1)	$—	$(2)	$—
Amortization of actuarial loss	2	2	3	4
Effect of pension settlement/curtailment	3	—	3	—
Total before tax effect	4	2	4	4
Tax effect on amounts reclassified into earnings	—	(1)	—	—
Total net of tax	$4	$1	$4	$4

(Gains)/losses on cash flow hedges:
Commodity contracts	$(6)	$1	$(12)	$4
Treasury locks	—	—	1	1
Total before tax effect	(6)	1	(11)	5
Tax effect on amounts reclassified into earnings	1	—	2	(1)
Total net of tax	$(5)	$1	$(9)	$4

Losses on foreign currency translation:
Foreign currency translation adjustment (1)	$—	$—	$—	$25
Total before tax effect	—	—	—	25
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$—	$—	$25
(1)During the six months ended December 31, 2020, the Company recorded a gain on disposal of AMVIG and other non-core businesses. Upon completion of the disposals, $25 million of accumulated foreign currency translation was transferred from accumulated other comprehensive loss to earnings. Refer to Note 15, "Disposals," for more information on disposals.

Note 12 - Segments

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

    The accounting policies of the reportable segments are the same as those in the unaudited condensed consolidated financial statements.

    The following table presents information about reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Sales including intersegment sales
Flexibles	$2,713	$2,450	$5,347	$4,850
Rigid Packaging	794	654	1,580	1,352
Other	—	—	—	—
Total sales including intersegment sales	3,507	3,104	6,927	6,202

Intersegment sales
Flexibles	—	1	—	2
Rigid Packaging	—	—	—	—
Other	—	—	—	—
Total intersegment sales	—	1	—	2

Net sales	$3,507	$3,103	$6,927	$6,200

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$352	$341	$691	$653
Rigid Packaging	55	62	117	134
Other	(19)	(18)	(39)	(45)
Adjusted EBIT	388	385	769	743
Less: Material restructuring programs (1)	(10)	(25)	(17)	(39)
Less: Material acquisition costs and other (2)	—	(4)	(2)	(13)
Less: Amortization of acquired intangible assets from business combinations (3)	(41)	(41)	(82)	(82)
Less: Impact of hyperinflation (4)	(2)	(6)	(4)	(11)
Add/(Less): Net gain/(loss) on disposals (5)	(9)	—	(9)	9
Add/(Less): Property and other gains/(losses), net (6)	1	—	(27)	—
Less: Pension settlement (7)	(3)	—	(3)	—
Earnings before interest and taxes ("EBIT")	324	310	625	608

Interest income	5	4	10	7
Interest expense	(39)	(37)	(79)	(77)
Equity in income of affiliated companies, net of tax	—	—	—	(19)
Income before income taxes and equity in income of affiliated companies	$290	$277	$556	$519
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three and six months ended December 31, 2021 and for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and six months ended December 31, 2020. Refer to Note 3, "Restructuring," for more information about the Company's restructuring activities.
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
(5)Net gain/(loss) on disposals for the three and six months ended December 31, 2021 includes an expense of $9 million triggered by a commitment to sell non-core assets. Refer to Note 6, "Fair Value Measurements" for more information. The six months ended December 31, 2020 includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 15, "Disposals," for more information about the Company's disposals.
(6)Property and other gains/(losses), net, includes property and related business losses primarily associated with the destruction of the Company's Durban, South Africa, facility during general civil unrest in July 2021, net of insurance recovery deemed probable for incurred losses.
(7)Pension settlement for the three and six months ended December 31, 2021 relates to the purchase of a group annuity contract and transfer of pension plan assets and related benefit obligations. Refer to Note 8, "Components of Net Periodic Benefit Cost" for more information.

    The following tables disaggregate net sales, excluding intersegment sales, by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended December 31,
	2021			2020
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,030	$609	$1,639	$894	$523	$1,417
Latin America	251	185	436	219	131	350
Europe	985	—	985	938	—	938
Asia Pacific	447	—	447	398	—	398
Net sales	$2,713	$794	$3,507	$2,449	$654	$3,103

	Six Months Ended December 31,
	2021			2020
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$2,049	$1,238	$3,287	$1,794	$1,110	$2,904
Latin America	507	342	849	446	242	688
Europe	1,923	—	1,923	1,832	—	1,832
Asia Pacific	868	—	868	776	—	776
Net sales	$5,347	$1,580	$6,927	$4,848	$1,352	$6,200

Note 13 - Earnings Per Share Computations

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2021	2020	2021	2020
Numerator
Net income attributable to Amcor plc	$225	$219	$427	$417
Distributed and undistributed earnings attributable to shares to be repurchased	(1)	(1)	(1)	(1)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$224	$218	$426	$416

Denominator
Weighted-average ordinary shares outstanding	1,523	1,562	1,528	1,562
Weighted-average ordinary shares to be repurchased by Amcor plc	(3)	(2)	(4)	(2)
Weighted-average ordinary shares outstanding for EPS—basic	1,520	1,560	1,524	1,560
Effect of dilutive shares	4	10	4	7
Weighted-average ordinary shares outstanding for EPS—diluted	1,524	1,570	1,528	1,568

Per ordinary share income
Basic earnings per ordinary share	$0.148	$0.140	$0.280	$0.267
Diluted earnings per ordinary share	$0.148	$0.139	$0.279	$0.265
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three and six months ended December 31, 2021 represented an aggregate of 9 million and 5 million shares, respectively. The excluded share options for three and six months ended December 31, 2020 represented an aggregate of 0 million and 11 million shares, respectively.

Note 14 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral, if a challenge to any administrative assessment proceeds to the Brazilian court system. However, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At December 31, 2021 and June 30, 2021, the Company had recorded accruals of $11 million, included in other non-current liabilities. The Company has estimated a reasonably possible loss exposure in excess of the accrual of $18 million and $17 million at December 31, 2021 and June 30, 2021, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of December 31, 2021, the Company has provided letters of credit of $34 million, judicial insurance of $1 million, and deposited cash of $10 million with the courts to continue to defend the cases.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. The Company has recorded aggregate accruals of $17 million for its share of estimated future remediation costs at these sites.

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

Note 15 - Disposals

    During the first quarter of fiscal year 2021, the Company disposed of an equity method investment and other non-core businesses. The Company completed the sale of the equity method investment in AMVIG on September 30, 2020, realizing a net gain of $15 million, which was recorded in the line equity in income of affiliated companies, net of tax. The Company also completed the disposal of two non-core businesses in India and Argentina in the Flexibles segment during the first quarter of fiscal 2021, recording a loss on sale of $6 million, which was primarily driven by the reclassification of cumulative translation adjustments through the income statements that had previously been recorded in other comprehensive income.

Note 16 - Subsequent Events

    On February 1, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per share to be paid on March 15, 2022 to shareholders of record as of February 23, 2022. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from February 22, 2022 to February 23, 2022, inclusive.

    On February 1, 2022, the Company's Board of Directors approved a $200 million buyback of ordinary shares and Chess Depositary Instruments ("CDIs") in addition to the $400 million buyback approved in August 2021. Pursuant to this program, purchases of the Company's ordinary shares and CDIs will be made subject to market conditions and at prevailing market prices, through open market purchases. The Company expects to complete the share buyback in fiscal year 2022; however, the timing, volume and nature of repurchases may be amended, suspended or discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("MD&A") should be read in conjunction with the Financial Statements and Notes to Condensed Consolidated Financial Statements. Throughout the MD&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended December 31,				Six Months Ended December 31,
($ in millions)	2021		2020		2021		2020
Net sales	$3,507	100.0%	$3,103	100.0%	$6,927	100.0%	$6,200	100.0%
Cost of sales	(2,862)	(81.6%)	(2,452)	(79.0%)	(5,632)	(81.3%)	(4,895)	(79.0%)

Gross profit	645	18.4%	651	21.0%	1,295	18.7%	1,305	21.0%

Operating expenses:
Selling, general, and administrative expenses	(303)	(8.6%)	(308)	(9.9%)	(616)	(8.9%)	(637)	(10.3%)
Research and development expenses	(23)	(0.7%)	(23)	(0.7%)	(48)	(0.7%)	(49)	(0.8%)
Restructuring and related expenses, net	(10)	(0.3%)	(23)	(0.7%)	(18)	(0.3%)	(46)	(0.7%)
Other income, net	13	0.4%	10	0.3%	5	0.1%	10	0.2%

Operating income	322	9.2%	307	9.9%	618	8.9%	583	9.4%

Interest income	5	0.1%	4	0.1%	10	0.1%	7	0.1%
Interest expense	(39)	(1.1%)	(37)	(1.2%)	(79)	(1.1%)	(77)	(1.2%)
Other non-operating income, net	2	0.1%	3	0.1%	7	0.1%	6	0.1%

Income before income taxes and equity in income of affiliated companies	290	8.3%	277	8.9%	556	8.0%	519	8.4%

Income tax expense	(61)	(1.7%)	(55)	(1.8%)	(124)	(1.8%)	(116)	(1.9%)
Equity in income of affiliated companies, net of tax	—	—%	—	—%	—	—%	19	0.3%

Net income	$229	6.5%	$222	7.2%	$432	6.2%	$422	6.8%

Net income attributable to non-controlling interests	(4)	(0.1%)	(3)	(0.1%)	(5)	(0.1%)	(5)	(0.1%)

Net income attributable to Amcor plc	$225	6.4%	$219	7.1%	$427	6.2%	$417	6.7%

Overview

    Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal-care, and other products. We work with leading companies around the world to protect their products and the people who rely on them, differentiate brands, and improve supply chains through a range of flexible and rigid packaging, specialty cartons, closures, and services. We are focused on making packaging that is increasingly light-weighted, recyclable and reusable, and made using an increasing amount of recycled content. During fiscal year 2021, Amcor generated $12.9 billion in sales from operations.

Significant Items Affecting the Periods Presented

Impact of COVID-19

    The ongoing 2019 Novel Coronavirus ("COVID-19") pandemic has resulted in a period of historic uncertainty and challenges with the extent and severity of the pandemic continuing to fluctuate among the various regions in which we operate. Our business is almost entirely exposed to end markets which have demonstrated the same resilience experienced through past economic cycles. Our operations have been largely recognized as 'essential' by governments and authorities around the world given the role we play in the supply chains for critical food and healthcare products. Our scale and global footprint has enabled us to collaborate with customers and suppliers to navigate changes in demand and continue to service our customers. In dealing with the exceptional challenges posed by COVID-19, we have established three guiding principles focusing on the health and safety of our employees, keeping our operations running, and contributing to relief efforts in our communities.

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

Raw Material and Supply Chain Trends

    During the first half of fiscal year 2022, we continued to experience supply shortages and price volatility of certain resins and raw materials in both of our reportable segments as a result of market dynamics that first materialized in the second half of fiscal year 2021. While our teams have executed well through the unprecedented supply challenges to meet customer requirements, the increased supply chain disruptions did result in an inability to fulfill our complete order book in the first half of the fiscal year 2022. The underlying causes for the volatility can be attributed to a variety of factors, including the ongoing impacts of the COVID-19 pandemic resulting in labor shortages and transportation constraints, and energy shortages and weather disruptions impacting raw material supply in certain regions. The complex factors driving ongoing market volatility are not expected to abate in the near term. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.

South Africa Fire

    On July 13, 2021, our Durban, South Africa, manufacturing facility was destroyed by fire associated with general civil unrest. The facility employed 350 individuals and no employees were injured as the facility had been closed in advance of the disturbance. In the first quarter of fiscal year 2022, we recorded $43 million related to inventory and property and equipment losses from the fire and other related expenses. We have insurance for the majority of property and other losses from the fire and have recorded an insurance receivable of $20 million for incurred losses where reimbursement is deemed probable. While we expect to recover additional insurance proceeds, the timing and extent of recovery is currently unknown. No further material expenses related to this event are expected.

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

    Our total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $230 million to $250 million. The total 2019 Bemis Integration Plan costs include approximately $190 million to $210 million of restructuring and related expenses, net, and $40 million of general integration expenses. We estimate that net cash expenditures including disposal proceeds will be approximately $160 million to $170 million, of which $40 million relates to general integration expense. As of December 31, 2021, we have incurred $137 million in employee related expenses, $39 million in fixed asset related expenses, $35 million in other restructuring and $33 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. The six months ended December 31, 2021 resulted in net cash outflows of $30 million, of which $28 million were payments related to restructuring and related expenditures. Cash payments of approximately $60 million to $65 million are expected for the balance of the fiscal year for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

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

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy has been designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended December 31, 2021 and 2020 resulted in a negative impact of $2 million and $6 million, respectively, and $4 million and $11 million in the six months ended December 31, 2021 and 2020, respectively, in foreign currency transaction losses that was reflected in the unaudited condensed consolidated statements of income.

Results of Operations - Three Months Ended December 31, 2021

Consolidated Results of Operations

	Three Months Ended December 31,
($ in millions, except per share data)	2021	2020
Net sales	$3,507	$3,103
Operating income	322	307
Operating income as a percentage of net sales	9.2%	9.9%

Net income attributable to Amcor plc	$225	$219
Diluted Earnings Per Share	$0.148	$0.139

    Net sales increased by $404 million, or 13%, to $3,507 million for the three months ended December 31, 2021, from $3,103 million for the three months ended December 31, 2020. Excluding the impact of disposed and ceased operations of $24 million, or (0.8%), negative currency impacts of $43 million, or (1.4%), and pass-through of raw material costs of $365 million, or 11.8%, the increase in net sales for the three months ended December 31, 2021 was $106 million or 3.4%, driven by favorable volumes of 1.5% and favorable price/mix of 1.9%.

    Net income attributable to Amcor plc increased by $6 million, or 2.7%, to $225 million for the three months ended December 31, 2021, from $219 million for the three months ended December 31, 2020 mainly as a result of lower selling, general, and administrative expenses and restructuring and related expenses, net.

    Diluted earnings per share ("Diluted EPS") increased to $0.148, or by 6.5%, for the three months ended December 31, 2021, from $0.139 for the three months ended December 31, 2020, with the net income attributable to ordinary shareholders of Amcor plc increasing by 2.7% and the diluted weighted average number of shares outstanding decreasing 2.9% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The decrease in the diluted weighted average number of shares outstanding was due to repurchase of shares under announced share buyback programs.

Segment Results of Operations

Flexibles Segment

    The Flexibles reportable segment develops and supplies flexible packaging globally.

	Three Months Ended December 31,
($ in millions)	2021	2020
Net sales including intersegment sales	$2,713	$2,450
Adjusted EBIT	352	341
Adjusted EBIT as a percentage of net sales	13.0%	13.9%

    Net sales including intersegment sales increased by $263 million, or 10.7%, to $2,713 million for the three months ended December 31, 2021, from $2,450 million for the three months ended December 31, 2020. Excluding the impact of disposed and ceased operations of $24 million, or (1%), negative currency impacts of $40 million, or (1.6%), and pass-through of raw material costs of $270 million, or 11%, the increase in net sales including intersegment sales for the three months ended December 31, 2021, was $57 million, or 2.3%, driven by favorable price/mix of 1.6% and favorable volumes of 0.7%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $11 million, or 3.2%, to $352 million for the three months ended December 31, 2021, from $341 million for the three months ended December 31, 2020. Excluding the impact of disposed and ceased operations of $2 million, or (0.6%), negative currency impacts of $5 million, or (1.4%), the increase in Adjusted EBIT for the three months ended December 31, 2021, was $18 million, or 5.2%, driven by favorable volumes of 3.0%, plant cost improvements of 2.4%, favorable selling, general, and administrative ("SG&A"), and other cost impacts of 1.1%, partially offset by unfavorable price/mix of (1.3%).

Rigid Packaging Segment

    The Rigid Packaging reportable segment manufactures rigid packaging containers and related products.

	Three Months Ended December 31,
($ in millions)	2021	2020
Net sales	$794	$654
Adjusted EBIT	55	62
Adjusted EBIT as a percentage of net sales	6.9%	9.4%

    Net sales increased by $140 million, or 21.5%, to $794 million for the three months ended December 31, 2021, from $654 million for the three months ended December 31, 2020. Excluding negative currency impacts of $3 million, or (0.5%) and pass-through of raw material costs of $95 million, or 14.5%, the increase in net sales for the three months ended December 31, 2021 was $48 million, or 7.5%, driven by favorable volumes of 4.5%, and favorable price/mix of 3.0%.

    Adjusted EBIT decreased by $7 million, or 11.3%, to $55 million for the three months ended December 31, 2021, from $62 million for the three months ended December 31, 2020. Excluding negative currency impacts of $1 million, or (0.8%), the decrease in Adjusted EBIT for the three months ended December 31, 2021 was $6 million, or (10.5%), driven by favorable price/mix of 9.5%, favorable SG&A and other costs of 1.4% and unfavorable plant costs/volume impacts of (21.4%).

Consolidated Gross Profit

	Three Months Ended December 31,
($ in millions)	2021	2020
Gross profit	$645	$651
Gross profit as a percentage of net sales	18.4%	21.0%

    Gross profit decreased by $6 million, or 0.9%, to $645 million for the three months ended December 31, 2021, from $651 million for the three months ended December 31, 2020. The decrease was primarily driven by timing of passing through higher raw material and related costs.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended December 31,
($ in millions)	2021	2020
SG&A expenses	$(303)	$(308)
SG&A expenses as a percentage of net sales	(8.6%)	(9.9%)

    SG&A expenses decreased by $5 million, or 1.6%, to $303 million for the three months ended December 31, 2021, from $308 million for the three months ended December 31, 2020. The decrease was primarily due to lower Bemis integration costs, restructuring benefits, and other savings initiatives.

Consolidated Restructuring and Related Expenses, Net

	Three Months Ended December 31,
($ in millions)	2021	2020
Restructuring and related expenses, net	$(10)	$(23)
Restructuring and related expenses, net, as a percentage of net sales	(0.3%)	(0.7%)

    Restructuring and related expenses, net, decreased by $13 million, or 56.5%, to $10 million for the three months ended December 31, 2021, from $23 million for the three months ended December 31, 2020. The decrease was primarily driven by the completion of the Rigid Packaging Restructuring Plan in June 2021, as well as lower restructuring costs in the Flexibles reporting segment.

Results of Operations - Six Months Ended December 31, 2021

Consolidated Results of Operations

	Six Months Ended December 31,
($ in millions)	2021	2020
Net sales	$6,927	$6,200
Operating income	$618	$583
Operating income as a percentage of net sales	8.9%	9.4%

Net income attributable to Amcor plc	$427	$417
Diluted Earnings Per Share	$0.279	$0.265

    Net sales increased $727 million, or 11.7%, to $6,927 million for the six months ended December 31, 2021, from $6,200 million for the six months ended December 31, 2020. Excluding the impact of disposed and ceased operations of $46 million, or (0.7%), negative currency impacts of $11 million, or (0.2%), and pass-through of raw material cost of $649 million, or 10.5%, the increase in net sales for the six months ended December 31, 2021 was $135 million, or 2.1%, driven by favorable price/mix of 1.6% and favorable volumes of 0.5%.

    Net income attributable to Amcor plc increased $10 million, or 2.4%, to $427 million for the six months ended December 31, 2021, from $417 million for the six months ended December 31, 2020 mainly as a result of lower restructuring and related expenses, net, of $28 million and lower selling, general, and administrative expenses of $21 million, partially offset by net property and related business losses of $27 million primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021.

    Diluted earnings per share increased to $0.279, or by 5.3%, for the six months ended December 31, 2021, from $0.265 for the six months ended December 31, 2020, with the net income attributable to ordinary shareholders of Amcor plc increasing by 2.4% and the diluted weighted average number of shares outstanding decreasing 2.5% for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The decrease in the diluted weighted average number of shares outstanding was due to the repurchase of shares under announced share buyback programs.

Segment Results of Operations

    Flexibles Segment

    Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Six Months Ended December 31,
($ in millions)	2021	2020
Net sales including intersegment sales	$5,347	$4,850
Adjusted EBIT	$691	$653
Adjusted EBIT as a percentage of net sales	12.9%	13.5%

    Net sales including intersegment sales increased $497 million, or 10.2%, to $5,347 million for the six months ended December 31, 2021, from $4,850 million for the six months ended December 31, 2020. Excluding the impact of disposed and ceased operations of $46 million, or (0.9%), negative currency impacts of $12 million, or (0.2%), pass-through of raw material cost of $480 million, or 9.9%, the increase in net sales including intersegment sales for the six months ended December 31, 2021 was $75 million, or 1.5%, driven by favorable price/mix and volume.

    Adjusted EBIT increased $38 million, or 5.8%, to $691 million for the six months ended December 31, 2021, from $653 million for the six months ended December 31, 2020. Excluding the impact of disposed and ceased operations of $3 million, or (0.4%), negative currency impacts of $3 million, or (0.4%), the increase in Adjusted EBIT for the six months ended December 31, 2021 was $44 million, or 6.6%, driven by plant cost improvements of 6.1%, SG&A and other cost improvements of 1.0%, favorable volumes of 0.8%, partially offset by unfavorable price/mix of (1.3%).

    Rigid Packaging Segment

    Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products.

	Six Months Ended December 31,
($ in millions)	2021	2020
Net sales	$1,580	$1,352
Adjusted EBIT	$117	$134
Adjusted EBIT as a percentage of net sales	7.4%	9.9%

    Net sales increased $228 million, or 16.9%, to $1,580 million for the six months ended December 31, 2021, from $1,352 million for the six months ended December 31, 2020. Excluding pass-through of raw material costs of $169 million, or 12.5%, the increase in net sales for the six months ended December 31, 2021 was $59 million, or 4.4%, driven by favorable volumes of 2.9% and favorable price/mix of 1.5%.

    Adjusted EBIT decreased $17 million, or 12.7%, to $117 million for the six months ended December 31, 2021, from $134 million for the six months ended December 31, 2020, driven primarily by favorable price/mix of 7.8% and favorable SG&A and other costs of 0.1%, offset by unfavorable plant costs/volume impacts of (20.6%).

Consolidated Gross Profit

	Six Months Ended December 31,
($ in millions)	2021	2020
Gross profit	$1,295	$1,305
Gross profit as a percentage of net sales	18.7%	21.0%

    Gross profit decreased by $10 million, or 0.8%, to $1,295 million for the six months ended December 31, 2021, from $1,305 million for the six months ended December 31, 2020. The decrease was primarily driven by timing of passing through higher raw material and related costs.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Six Months Ended December 31,
($ in millions)	2021	2020
SG&A expenses	$(616)	$(637)
SG&A expenses as a percentage of net sales	(8.9%)	(10.3%)

    SG&A expenses decreased by $21 million, or 3.3%, to $616 million for the six months ended December 31, 2021, from $637 million for the six months ended December 31, 2020. The decrease was primarily due to lower Bemis integration costs, restructuring benefits, and other savings initiatives.

Consolidated Restructuring and Related Expenses, Net

	Six Months Ended December 31,
($ in millions)	2021	2020
Restructuring and related expenses, net	$(18)	$(46)
Restructuring and related expenses, net, as a percentage of net sales	(0.3%)	(0.7%)

    Restructuring and related expenses, net, decreased by $28 million, or 60.9%, to $18 million for the six months ended December 31, 2021, from $46 million for the six months ended December 31, 2020. The decrease was primarily driven by the completion of the Rigid Packaging Restructuring Plan in June 2021, as well as lower restructuring costs in the Flexibles reporting segment.

Consolidated Other Income, Net

	Six Months Ended December 31,
($ in millions)	2021	2020
Other income, net	$5	$10
Other income, net, as a percentage of net sales	0.1%	0.2%

    Other income, net decreased by $5 million, or 50.0%, to $5 million for the six months ended December 31, 2021, from $10 million for the six months ended December 31, 2020, mainly driven by property and related business losses in the Flexibles reportable segment primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021 that were partially offset by individually immaterial items.

Consolidated Income Tax Expense

	Six Months Ended December 31,
($ in millions)	2021	2020
Income tax expense	$(124)	$(116)
Effective income tax rate	22.3%	22.3%

    The provision for income taxes for the three and six months ended December 31, 2021 and 2020 is based on our estimated annual effective tax rate for the respective fiscal years before income taxes and equity in income of affiliated companies and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    Income tax expense for the three and six months ended December 31, 2021 is $61 million and $124 million, respectively, compared to $55 million and $116 million for the three and six months ended December 31, 2020, respectively.

    The effective tax rate for the six months ended December 31, 2021 and 2020 was 22.3%.

Equity in Income of Affiliated Companies, Net of Tax

	Six Months Ended December 31,
($ in millions)	2021	2020
Equity in income of affiliated companies, net of tax	—	19

    Equity in income of affiliated companies, net of tax decreased by $19 million for the six months ended December 31, 2021 due to the sale of the equity investment in AMVIG on September 30, 2020. For further information, refer to Note 15, "Disposals."

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT and Adjusted net income for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2021	2020	2021	2020
Net income attributable to Amcor plc, as reported	$225	$219	$427	$417
Add: Net income attributable to non-controlling interests	4	3	5	5
Net income	229	222	432	422
Add: Income tax expense	61	55	124	116
Add: Interest expense	39	37	79	77
Less: Interest income	(5)	(4)	(10)	(7)
Earnings before interest and taxes ("EBIT")	324	310	625	608
Add: Material restructuring programs (1)	10	25	17	39
Add: Material acquisition costs and other (2)	—	4	2	13
Add: Amortization of acquired intangible assets from business combinations (3)	41	41	82	82
Add: Impact of hyperinflation (4)	2	6	4	11
Add/(Less): Net (gain)/loss on disposals (5)	9	—	9	(9)
Add/(Less): Property and other (gains)/losses, net (6)	(1)	—	27	—
Add: Pension settlement (7)	3	—	3	—
Adjusted EBIT	$388	$385	$769	$743
Less: Income tax expense	(61)	(55)	(124)	(116)
Less: Adjustments to income tax expense (8)	(12)	(19)	(23)	(29)
Less: Interest expense	(39)	(37)	(79)	(77)
Add: Interest income	5	4	10	7
Less: Net income attributable to non-controlling interests	(4)	(3)	(5)	(5)
Adjusted net income	$277	$276	$548	$522
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three and six months ended December 31, 2021 and for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan three and six months ended December 31, 2020. Refer to Note 3, "Restructuring," for more information about the Company's restructuring activities.
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

(5)Net (gain)/loss on disposals for three and six months ended December 31, 2021 includes an expense of $9 million, triggered by a commitment to sell non-core assets. Refer to Note 6, "Fair Value Measurements" for more information. The six months ended December 31, 2020 includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 15, "Disposals," for more information about our disposals.
(6)Property and other (gains)/losses, net, includes property and related business losses primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021, net of insurance recovery deemed probable for incurred losses.
(7)Pension settlement for the three and six months ended December 31, 2021 relates to the purchase of a group annuity contract and transfer of pension plan assets and related benefit obligations. Refer to Note 8, "Components of Net Periodic Benefit Cost" for more information.
(8)Net tax impact on items (1) through (7) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at December 31, 2021 and June 30, 2021 is as follows:

($ in millions)	December 31, 2021	June 30, 2021
Current portion of long-term debt	$6	$5
Short-term debt	115	98
Long-term debt, less current portion	6,548	6,186
Total debt	6,669	6,289
Less cash and cash equivalents	626	850
Net debt	$6,043	$5,439

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

Statement of Income for Obligor Group

($ in millions)	Six Months Ended December 31, 2021
Net sales - external	$532
Net sales - to subsidiaries outside the Obligor Group	5
Total net sales	537

Gross profit	89

Net income (1)	$106

Net (income)/loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$106
(1)Includes $300 million net income from subsidiaries outside the Obligor Group mainly made up of intercompany dividend and interest income.

Balance Sheets for Obligor Group

($ in millions)	December 31, 2021	June 30, 2021
Assets
Current assets - external	$1,430	$814
Current assets - due from subsidiaries outside the Obligor Group	74	95
Total current assets	1,504	909
Non-current assets - external	1,414	1,428
Non-current assets - due from subsidiaries outside the Obligor Group	11,390	11,838
Total non-current assets	12,804	13,266
Total assets	$14,308	$14,175
Liabilities
Current liabilities - external	$2,029	$1,183
Current liabilities - due to subsidiaries outside the Obligor Group	23	22
Total current liabilities	2,052	1,205
Non-current liabilities - external	6,653	6,321
Non-current liabilities - due to subsidiaries outside the Obligor Group	11,252	11,563
Total non-current liabilities	17,905	17,884
Total liabilities	$19,957	$19,089

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

    On December 15, 2021, we redeemed U.S. private placement notes of a principal amount of $275 million at maturity. The notes carried an interest rate of 5.95%.

    On July 15, 2021, we redeemed U.S. dollar notes with a principal amount of $400 million that had a contractual maturity of October 15, 2021 and carried an interest rate of 4.50%.

    The COVID-19 pandemic has not had a material impact on our operations to date and therefore has not negatively impacted our liquidity position and current and expected cash flows from operating activities and available cash. We believe that our cash flows provided by operating activities, together with borrowings available under our credit facilities and access to the commercial paper market, backstopped by our bank debt facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures, and other commitments, including dividends and purchases of our ordinary shares and CHESS Depositary Instruments under authorized share repurchase programs, into the foreseeable future.

Overview

	Six Months Ended December 31,
($ in millions)	2021	2020
Net cash provided by operating activities	$323	$442
Net cash used in investing activities	(265)	(76)
Net cash used in financing activities	(235)	(409)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities decreased by $119 million, or 27%, to $323 million inflow for the six months ended December 31, 2021, from $442 million inflow for the six months ended December 31, 2020. The reduction was mainly driven by the timing impact of higher raw material costs on working capital partially offset by the timing of tax and other payments.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $189 million, or 249%, to $265 million outflow for the six months ended December 31, 2021, from a $76 million outflow for the six months ended December 31, 2020. The increase in net cash used in investing activities was primarily due to proceeds from divestitures in the prior period following the disposal of AMVIG and other non-core businesses, and higher capital expenditures in the current period.

    Net Cash Used in Financing Activities

    Net cash used in financing activities decreased by $174 million, or 43%, to $235 million outflow for the six months ended December 31, 2021, from a $409 million outflow for the six months ended December 31, 2020. The decrease in net cash used in financing activities is primarily due to higher cash net debt drawdowns compared with the prior period, partially offset by higher share buybacks in the current period.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of December 31, 2021, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of December 31, 2021 and June 30, 2021 was $6.0 billion and $5.4 billion, respectively.

Available Financing

    As of December 31, 2021, we had undrawn credit facilities available in the amount of $0.9 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by three separate bank syndicates. These facilities mature between April 2023 and April 2025, and we have an option to extend the maturities for 12 months.

    As of December 31, 2021, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $2.9 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities).

Dividend Payments

    We declared and paid a $0.1175 cash dividend per ordinary share during the first fiscal quarter which ended September 30, 2021 and a $0.12 cash dividend per ordinary share during the second fiscal quarter which ended December 31, 2021.

Credit Rating

    Our capital structure and financial practices have earned us investment grade credit ratings from two internationally recognized credit rating agencies. These investment grade credit ratings are important to our ability to issue debt at favorable rates of interest, for various terms, and from a diverse range of markets that are highly liquid, including European and U.S. debt capital markets and from global financial institutions.

Share Repurchases

    On August 17, 2021, our Board of Directors approved a $400 million buyback of ordinary shares and Chess Depositary Instruments ("CDIs"). During the six months ended December 31, 2021, we repurchased approximately $295 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 25 million shares. The shares repurchased as part of the program were canceled upon repurchase.

    We had cash outflows of $133 million and zero for the purchase of our shares in the open market and using forwards contracts to purchase our own equity during the six months ended December 31, 2021 and 2020, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of December 31, 2021, and June 30, 2021, we held treasury shares at cost of $37 million and $29 million, representing 3 million and 3 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three and six months ended December 31, 2021. For additional information, refer to Note 6, "Fair Value Measurements," and Note 7, "Derivative Instruments," to the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 14, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    There have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Share Repurchases

    Share repurchase activity during the three months ended December 31, 2021 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
October 1 - 31, 2021	—	$—	—	$336
November 1 - 30, 2021	7,437	12.25	7,291	247
December 1 - 31, 2021	12,150	11.61	12,150	106
Total	19,587	$11.86	19,441

(1) Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2) Average price paid per share excludes costs associated with the repurchase.
(3) On August 17, 2021, our Board of Directors approved a buyback of $400 million of ordinary shares and/or CHESS Depositary Instruments ("CDIs") during the following twelve months. In addition, on February 1, 2022, our Board of Directors approved an additional $200 million buyback of ordinary shares and CDIs during the next twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.

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

AMCOR PLC

Date	February 3, 2022	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	February 3, 2022	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)