Form 10-Q
period 2022-03-31
Amcor plc
filed 2022-05-04
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of May 2, 2022, the registrant had 1,502,766,703 ordinary shares, $0.01 par value, outstanding.

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
• impact of operating internationally, including negative impacts from the Russian invasion of Ukraine;
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

    These risks and uncertainties are supplemented by those identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Part I, "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as updated by our quarterly reports on Form 10-Q. You can obtain copies of Amcor’s filings with the SEC for free at the SEC’s website (www.sec.gov). Forward-looking statements included herein are made only as of the date hereof and Amcor does not undertake any obligation to update any forward-looking statements, or any other information in this communication, as a result of new information, future developments or otherwise, or to correct any inaccuracies or omissions in them which become apparent, except as expressly required by law. All forward-looking statements in this communication are qualified in their entirety by this cautionary statement.

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2022	2021	2022	2021
Net sales	$3,708	$3,207	$10,635	$9,407
Cost of sales	(2,977)	(2,525)	(8,609)	(7,420)

Gross profit	731	682	2,026	1,987

Operating expenses:
Selling, general, and administrative expenses	(326)	(325)	(942)	(962)
Research and development expenses	(24)	(25)	(72)	(74)
Restructuring and related expenses, net	(9)	24	(27)	(22)
Other income/(expense), net	(3)	17	2	27

Operating income	369	373	987	956

Interest income	5	3	15	10
Interest expense	(36)	(36)	(115)	(113)
Other non-operating income, net	5	1	12	7

Income before income taxes and equity in income of affiliated companies	343	341	899	860

Income tax expense	(72)	(71)	(196)	(187)
Equity in income of affiliated companies, net of tax	—	—	—	19

Net income	$271	$270	$703	$692

Net income attributable to non-controlling interests	(2)	(3)	(7)	(8)

Net income attributable to Amcor plc	$269	$267	$696	$684

Basic earnings per share:	$0.178	$0.173	$0.457	$0.439
Diluted earnings per share:	$0.178	$0.173	$0.456	$0.438
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2022	2021	2022	2021
Net income	$271	$270	$703	$692
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	4	7	(3)	19
Foreign currency translation adjustments, net of tax (b)	76	(25)	(40)	127
Pension, net of tax (c)	—	2	3	4
Other comprehensive income/(loss)	80	(16)	(40)	150
Total comprehensive income	351	254	663	842
Comprehensive income attributable to non-controlling interests	(4)	(2)	(8)	(8)
Comprehensive income attributable to Amcor plc	$347	$252	$655	$834

(a) Tax benefit/(expense) related to cash flow hedges	$—	$(2)	$1	$(4)
(b) Tax benefit related to foreign currency translation adjustments	$2	$—	$—	$8
(c) Tax benefit related to pension adjustments	$—	$—	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$1,077	$850
Trade receivables, net of allowance for doubtful accounts of $26 and $28, respectively	2,090	1,864
Inventories, net	2,420	1,991
Prepaid expenses and other current assets	583	561
Total current assets	6,170	5,266
Non-current assets:
Property, plant, and equipment, net	3,772	3,761
Operating lease assets	539	532
Deferred tax assets	139	139
Other intangible assets, net	1,709	1,835
Goodwill	5,379	5,419
Employee benefit assets	52	52
Other non-current assets	227	184
Total non-current assets	11,817	11,922
Total assets	$17,987	$17,188
Liabilities
Current liabilities:
Current portion of long-term debt	$15	$5
Short-term debt	57	98
Trade payables	2,816	2,574
Accrued employee costs	412	523
Other current liabilities	1,124	1,145
Total current liabilities	4,424	4,345
Non-current liabilities:
Long-term debt, less current portion	7,177	6,186
Operating lease liabilities	470	462
Deferred tax liabilities	651	696
Employee benefit obligations	270	307
Other non-current liabilities	418	371
Total non-current liabilities	8,986	8,022
Total liabilities	13,410	12,367

Commitments and contingencies (See Note 14)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,503 and 1,538 million shares, respectively)	$15	$15
Additional paid-in capital	4,740	5,092
Retained earnings	604	452
Accumulated other comprehensive loss	(807)	(766)
Treasury shares (3 and 3 million shares, respectively)	(35)	(29)
Total Amcor plc shareholders' equity	4,517	4,764
Non-controlling interests	60	57
Total shareholders' equity	4,577	4,821
Total liabilities and shareholders' equity	$17,987	$17,188
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2022	2021
Cash flows from operating activities:
Net income	$703	$692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	479	426
Net periodic benefit cost	5	9
Amortization of debt discount and deferred financing costs	2	7
Net gain on disposal of property, plant, and equipment	—	(2)
Net gain on disposal of businesses	—	(46)
Equity in income of affiliated companies	—	(19)
Net foreign exchange (gain)/loss	(3)	23
Share-based compensation	47	44
Other, net	114	(25)
Loss from hyperinflationary accounting for Argentine subsidiaries	14	25
Deferred income taxes, net	(44)	(7)
Dividends received from affiliated companies	—	4
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(728)	(514)
Net cash provided by operating activities	589	617
Cash flows from investing activities:
Issuance of loans to affiliated companies	(5)	—
Investments in affiliated companies	(11)	—
Purchase of property, plant, and equipment, and other intangible assets	(373)	(335)
(Payments)/proceeds from divestitures	(1)	214
Proceeds from sales of property, plant, and equipment, and other intangible assets	7	6
Net cash used in investing activities	(383)	(115)
Cash flows from financing activities:
Proceeds from issuance of shares	92	11
Purchase of treasury shares	(133)	—
Purchase of non-controlling interests	—	(7)
Proceeds from issuance of long-term debt	570	2
Repayment of long-term debt	(678)	(121)
Net borrowing of commercial paper	1,248	503
Net repayment of short-term debt	(72)	(122)
Repayment of lease liabilities	(2)	(3)
Share buyback/cancellations	(423)	(308)
Dividends paid	(550)	(556)
Net cash (used in)/provided by financing activities	52	(601)

Effect of exchange rates on cash and cash equivalents	(31)	46

Net increase/(decrease) in cash and cash equivalents	227	(53)
Cash and cash equivalents balance at beginning of year	850	743

Cash and cash equivalents balance at end of period	$1,077	$690

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$99	$90
Income taxes paid	$163	$218

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property and equipment, accrued but unpaid	$85	$62
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of December 31, 2020	$16	$5,412	$293	$(884)	$(45)	$56	$4,848
Net income			267			3	270
Other comprehensive loss				(15)		(1)	(16)
Share buyback/cancellations	(1)	(232)					(233)
Dividends declared ($0.1175 per share)			(182)			—	(182)
Options exercised and shares vested		(3)			5		2
Share-based compensation expense		16					16
Change in non-controlling interests		—				—	—
Balance as of March 31, 2021	$15	$5,193	$378	$(899)	$(40)	$58	$4,705

Balance as of June 30, 2020	$16	$5,480	$246	$(1,049)	$(67)	$61	$4,687
Net income			684			8	692
Other comprehensive income				150		—	150
Share buyback/cancellations	(1)	(307)					(308)
Dividends declared ($0.3500 per share)			(547)			(9)	(556)
Options exercised and shares vested		(16)			27		11
Share-based compensation expense		44					44
Change in non-controlling interests		(8)				(2)	(10)
Cumulative adjustment related to the adoption of ASC 326			(5)				(5)
Balance as of March 31, 2021	$15	$5,193	$378	$(899)	$(40)	$58	$4,705

Balance as of December 31, 2021	$15	$4,854	$515	$(885)	$(37)	$57	$4,519
Net income			269			2	271
Other comprehensive income				78		2	80
Share buyback/cancellations	—	(128)					(128)
Dividends declared ($0.1200 per share)			(180)			(2)	(182)
Options exercised and shares vested		(2)			2		—
Settlement of forward contracts to purchase equity to meet share-based incentive plans, net of tax		—					—
Purchase of treasury shares					—		—
Share-based compensation expense		16					16
Change in non-controlling interests						1	1
Balance as of March 31, 2022	$15	$4,740	$604	$(807)	$(35)	$60	$4,577

Balance as of June 30, 2021	$15	$5,092	$452	$(766)	$(29)	$57	$4,821
Net income			696			7	703
Other comprehensive income/(loss)				(41)		1	(40)
Share buyback/cancellations	—	(423)					(423)
Dividends declared ($0.3575 per share)			(544)			(6)	(550)
Options exercised and shares vested		(35)			127		92
Settlement of forward contracts to purchase equity to meet share-based incentive plans, net of tax		59					59
Purchase of treasury shares					(133)		(133)
Share-based compensation expense		47					47
Change in non-controlling interests						1	1
Balance as of March 31, 2022	$15	$4,740	$604	$(807)	$(35)	$60	$4,577
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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. Further, the year-end Condensed Consolidated Balance Sheet data as of June 30, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. It is management's opinion, however, that all material and recurring adjustments have been made that are necessary for a fair statement of its interim financial position, results of operations, and cash flows. For further information, this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to the accounting policies followed by the Company during the current fiscal year.

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

Note 3 - Restructuring

2019 Bemis Integration Plan

    In connection with the acquisition of Bemis Company, Inc. ("Bemis"), the Company initiated restructuring activities in the fourth quarter of fiscal year 2019 aimed at integrating and optimizing the combined organization. The Company is on track to exceed the original target of $180 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings by the end of fiscal year 2022 by at least 10%.

    The Company's total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $250 million. The total 2019 Bemis Integration Plan costs include approximately $210 million of restructuring and related expenses, net, and $40 million of general integration expenses. The Company estimates that net cash expenditures including disposal proceeds will be approximately $170 million, of which $40 million relates to general integration expenses. As of March 31, 2022, the Company has incurred $143 million in employee related expenses, $39 million in fixed asset related expenses, $35 million in other restructuring and $36 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. The nine months ended March 31, 2022 resulted in net cash outflows of $38 million, of which $36 million were payments related to restructuring and related expenditures. Cash payments of approximately $30 million are expected for the balance of the fiscal year for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

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

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's restructuring charges related to these plans were zero and a gain of $4 million for the three months ended March 31, 2022 and 2021, and charges of $1 million and $5 million for the nine months ended March 31, 2022 and 2021, respectively. The Company's total incurred restructuring charges for Other Restructuring Plans primarily relate to the Flexibles reporting segment.

Consolidated Amcor Restructuring Plans

    The total costs incurred from the beginning of the Company's 2019 Bemis Integration Plan and Other Restructuring Plans are as follows:

($ in millions)	2019 Bemis Integration Plan (1)	Other Restructuring Plans	Total Restructuring and Related Expenses, Net (1)
Fiscal year 2019 net charges to earnings	$48	$19	$67
Fiscal year 2020 net charges to earnings	60	18	78
Fiscal year 2021 net charges to earnings	68	6	74
Fiscal year 2022 first quarter net charges to earnings	7	1	8
Fiscal year 2022 second quarter net charges to earnings	10	—	10
Fiscal year 2022 third quarter net charges to earnings	9	—	9
Expense incurred to date	$202	$44	$246
(1)Total restructuring and related expenses, net, include restructuring related costs from the 2019 Bemis Integration Plan of $2 million, $15 million, $13 million, $3 million, $2 million, and $3 million for fiscal year 2019, fiscal year 2020, fiscal year 2021, first quarter of fiscal year 2022, second quarter of fiscal year 2022, and third quarter of fiscal year 2022, respectively.

    An analysis of the restructuring charges by type incurred follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2022	2021	2022	2021
Employee costs	$6	$8	$9	$33
Fixed asset related costs	—	10	—	13
Other costs	—	5	10	18
Gain on sale of business	—	(52)	—	(52)
Total restructuring costs, net	$6	$(29)	$19	$12

    An analysis of the Company's restructuring plan liability follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2021	$78	$—	$17	$95
Net charges to earnings	9	—	10	19
Cash (paid) / received	(22)	2	(11)	(31)
Other non-cash	—	(2)	—	(2)
Foreign currency translation	(7)	—	(2)	(9)
Liability balance at March 31, 2022	$58	$—	$14	$72

    The costs related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as restructuring and related expenses, net. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 4 - Inventories, Net

    Inventories, net are summarized as follows:

($ in millions)	March 31, 2022	June 30, 2021
Raw materials and supplies	$1,154	$905
Work in process and finished goods	1,396	1,193
Less: inventory reserves	(130)	(107)
Total inventories, net	$2,420	$1,991

Note 5 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2021	$4,437	$982	$5,419
Foreign currency translation	(40)	—	(40)
Balance as of March 31, 2022	$4,397	$982	$5,379

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired. During the third quarter of fiscal year 2022, the Company evaluated the need to perform an interim impairment test of goodwill given the Russia-Ukraine conflict. The Company’s analysis concluded that it is more likely than not that the fair value of the Company’s reporting units with operations in Russia and Ukraine exceeds the carrying value and therefore a triggering event for an interim impairment test had not occurred. The Company will continue to monitor the impacts of the Russia-Ukraine conflict on its business which may indicate the need to perform future impairment analyses of goodwill.

Other Intangible Assets, Net

    Other intangible assets, net comprised the following:

	March 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,981	$(502)	$1,479
Computer software	242	(165)	77
Other (2)	327	(174)	153
Total other intangible assets	$2,550	$(841)	$1,709

	June 30, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,986	$(405)	$1,581
Computer software	233	(156)	77
Other (2)	321	(144)	177
Total other intangible assets	$2,540	$(705)	$1,835
(1)Accumulated amortization and impairment included $34 million for March 31, 2022 and June 30, 2021, respectively, of accumulated impairment in the Other category.
(2)Other included $17 million for March 31, 2022 and June 30, 2021, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $45 million and $44 million during the three months ended March 31, 2022 and 2021, respectively, and $135 million and $134 million during the nine months ended March 31, 2022 and 2021, respectively.

Note 6 - Fair Value Measurements

    The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
    The Company’s non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of March 31, 2022 and June 30, 2021, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company’s long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying value and estimated fair value of long-term debt with fixed interest rates (excluding commercial paper and finance leases) were as follows:

	March 31, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,539	$3,512	$4,325	$4,558

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$12	$—	$12
Forward exchange contracts	—	4	—	4
Total assets measured at fair value	$—	$16	$—	$16

Liabilities
Contingent purchase consideration liabilities	$—	$—	$16	$16
Forward exchange contracts	—	11	—	11
Interest rate swaps	—	43	—	43
Total liabilities measured at fair value	$—	$54	$16	$70

	June 30, 2021
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$14	$—	$14
Forward exchange contracts	—	7	—	7
Interest rate swaps	—	19	—	19
Total assets measured at fair value	$—	$40	$—	$40

Liabilities
Contingent purchase consideration liabilities	$—	$—	$18	$18
Forward exchange contracts	—	4	—	4
Total liabilities measured at fair value	$—	$4	$18	$22

    The fair value of the commodity contracts was determined using a discounted cash flow analysis based on the terms of the contracts and observed market forward prices discounted at a currency-specific rate. Forward exchange contract fair values were determined based on quoted prices for similar assets and liabilities in active markets using inputs, such as currency rates and forward points. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates.

    Contingent purchase consideration liabilities arise from business acquisitions. As of March 31, 2022, the Company's contingent purchase consideration liabilities consist of a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, and a $6 million balance relating to consideration for small business acquisitions where payments are contingent on the Company vacating a certain property or performance criteria. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

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

    Resulting from the disposal of non-core assets during the nine months ended March 31, 2022, the Company has recorded an expense of $9 million, predominantly to adjust the long-lived assets to their fair value less cost to sell as determined in reference to the selling price in the signed sale and purchase agreement. During the nine months ended March 31, 2022, long-lived assets with a carrying value of $12 million were written down to a fair value of zero as the Company's Durban, South Africa, manufacturing facility was destroyed in a fire as the result of general civil unrest. In addition, other long-lived assets in South Africa, with a carrying amount of $8 million, were written down to their estimated fair value of $4 million using level 3 inputs. These expenses are included within other income/(expense), net in the accompanying unaudited condensed consolidated statements of income. The Company sold its equity method investment in AMVIG Holdings Limited ("AMVIG") on September 30, 2020. Refer to Note 15, "Disposals."

    The Company tests indefinite-lived intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. During the nine months ended March 31, 2022, and 2021, there were no indefinite-lived intangible impairment charges recorded. Refer to Note 5, "Goodwill and Other Intangible Assets, Net," for information on interim impairment assessments.

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

    In December 2021, the Company entered into an aggregate $250 million notional amount of receive-fixed/pay-variable interest rate swaps, which will mature on May 15, 2028. These swaps were designated as a fair value hedge against 50% of $500 million of principal on the 4.50% U.S. dollar notes due in May 2028. Also during December 2021, the Company settled $100 million of a receive-fixed/pay-variable interest rate swap as a result of the full redemption of $275 million 5.95% U.S. private placement notes at maturity. This interest rate swap was designated as a fair value hedge at inception.

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

    As of March 31, 2022, and June 30, 2021, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $650 million and $1,257 million, respectively.

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

    As of March 31, 2022, and June 30, 2021, the notional amount of the outstanding forward contracts was $1.0 billion and $1.1 billion, respectively.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	March 31, 2022	June 30, 2021
Commodity	Volume	Volume
Aluminum	12,299 tons	22,629 tons
PET resin	23,629,780 lbs.	6,312,764 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	March 31, 2022	June 30, 2021
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$11	$14
Forward exchange contracts	Other current assets	2	3
Derivatives in fair value hedging relationships:
Interest rate swaps	Other current assets	—	15
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	2	4
Total current derivative contracts		15	36

Derivatives in cash flow hedging relationships:
Commodity contracts	Other non-current assets	1	—
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	—	4
Total non-current derivative contracts		1	4
Total derivative asset contracts		$16	$40

Liabilities
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other current liabilities	$5	$2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	6	2
Total current derivative contracts		11	4

Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	43	—
Total non-current derivative contracts		43	—
Total derivative liability contracts		$54	$4

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$3	$1	$15	$(3)
Forward exchange contracts	Net sales	1	—	1	—
Treasury locks	Interest expense	(1)	(1)	(2)	(2)
Total		$3	$—	$14	$(5)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2022	2021	2022	2021
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income/(expense), net	$(9)	$3	$(42)	$16
Cross-currency interest rate swaps	Other income/(expense), net	—	—	—	(4)
Total		$(9)	$3	$(42)	$12

	Location of Loss Recognized in the Unaudited Condensed Consolidated Statements of Income	Loss Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2022	2021	2022	2021
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(42)	$(5)	$(49)	$(14)
Forward exchange contracts	Other income/(expense), net	(12)	—	(12)	—
Total		$(54)	$(5)	$(61)	$(14)

Note 8 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2022	2021	2022	2021
Service cost	$6	$7	$18	$19
Interest cost	9	9	30	29
Expected return on plan assets	(14)	(14)	(47)	(44)
Amortization of actuarial loss	1	2	4	6
Amortization of prior service credit	(1)	(1)	(3)	(1)
Settlement costs	—	—	3	—
Net periodic benefit cost	$1	$3	$5	$9

    Service cost is included in operating income. All other components of net periodic benefit cost other than service cost are recorded within other non-operating income, net.

    On October 12, 2021, the Company contracted with Pacific Life Insurance Company to purchase a group annuity contract and to transfer $186 million of its pension plan assets and related benefit obligations. This transaction required a remeasurement of the pension plan assets and obligations and resulted in the recognition of a $3 million non-cash pension settlement loss in the nine months ended March 31, 2022.

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

Note 10 - Income Taxes

    The provision for income taxes for the three and nine months ended March 31, 2022 and 2021 is based on the Company’s estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes and equity in income of affiliated companies, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended March 31, 2022 increased by 0.2 percentage points compared to the three months ended March 31, 2021 from 20.8% to 21.0% primarily due to timing of discrete events in the corresponding periods, including benefits on integration and restructuring costs in the prior period and changes to the taxability of certain items. For the nine months ended March 31, 2022 and 2021, the effective tax rates were 21.8% and 21.7%, respectively.

Note 11 - Shareholders' Equity

    The changes in ordinary and treasury shares during the nine months ended March 31, 2022 and 2021 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2020	1,569	$16	7	$(67)
Share buy-back / cancellations	(27)	(1)
Options exercised and shares vested			(3)	27
Balance as of March 31, 2021	1,542	$15	4	$(40)

Balance as of June 30, 2021	1,538	$15	3	$(29)
Share buyback / cancellations	(36)	—
Options exercised and shares vested			(11)	127
Purchase of treasury shares			11	(133)
Balance as of March 31, 2022	1,503	$15	3	$(35)

    The changes in the components of accumulated other comprehensive loss during the nine months ended March 31, 2022 and 2021 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2020	$(896)	$(14)	$(106)	$(34)	$(1,049)
Other comprehensive income / (loss) before reclassifications	101	—	(1)	15	115
Amounts reclassified from accumulated other comprehensive loss	26	—	5	4	35
Net current period other comprehensive income	127	—	4	19	150
Balance as of March 31, 2021	$(769)	$(14)	$(102)	$(15)	$(899)

Balance as of June 30, 2021	$(691)	$(13)	$(54)	$(8)	$(766)
Other comprehensive income / (loss) before reclassifications	(41)	—	(1)	8	(34)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	(11)	(7)
Net current period other comprehensive income / (loss)	(41)	—	3	(3)	(41)
Balance as of March 31, 2022	$(732)	$(13)	$(51)	$(11)	$(807)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2022	2021	2022	2021
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)	$(3)	$(1)
Amortization of actuarial loss	1	2	4	6
Effect of pension settlement / curtailment	—	—	3	—
Total before tax effect	—	1	4	5
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$1	$4	$5

(Gains) / losses on cash flow hedges:
Commodity contracts	$(3)	$(1)	$(15)	$3
Forward exchange contracts	(1)	—	(1)	—
Treasury locks	1	1	2	2
Total before tax effect	(3)	—	(14)	5
Tax effect on amounts reclassified into earnings	1	—	3	(1)
Total net of tax	$(2)	$—	$(11)	$4

Losses on foreign currency translation:
Foreign currency translation adjustment (1)	$—	$1	$—	$26
Total before tax effect	—	1	—	26
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$1	$—	$26
(1)During the nine months ended March 31, 2021, the Company recorded a gain on disposal of AMVIG and other non-core businesses. Upon completion of the disposals, $26 million of accumulated foreign currency translation was transferred from accumulated other comprehensive loss to earnings. Refer to Note 15, "Disposals," for more information on disposals.

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

    The accounting policies of the reportable segments are the same as those in the unaudited condensed consolidated financial statements.

    The following table presents information about reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2022	2021	2022	2021
Sales including intersegment sales
Flexibles	$2,837	$2,500	$8,184	$7,350
Rigid Packaging	871	707	2,451	2,059
Other	—	—	—	—
Total sales including intersegment sales	3,708	3,207	10,635	9,409

Intersegment sales
Flexibles	—	—	—	2
Rigid Packaging	—	—	—	—
Other	—	—	—	—
Total intersegment sales	—	—	—	2

Net sales	$3,708	$3,207	$10,635	$9,407

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$378	$352	$1,069	$1,005
Rigid Packaging	77	75	194	209
Other	(28)	(25)	(67)	(70)
Adjusted EBIT	427	402	1,196	1,144
Add/(Less): Material restructuring programs (1)	(9)	23	(26)	(16)
Less: Material acquisition costs and other (2)	(2)	(4)	(4)	(17)
Less: Amortization of acquired intangible assets from business combinations (3)	(40)	(40)	(122)	(121)
Less: Impact of hyperinflation (4)	(6)	(7)	(10)	(17)
Add/(Less): Net gain/(loss) on disposals (5)	—	—	(9)	9
Add/(Less): Property and other gains/(losses), net (6)	4	—	(23)	—
Less: Pension settlement (7)	—	—	(3)	—
Earnings before interest and taxes ("EBIT")	374	374	999	982

Interest income	5	3	15	10
Interest expense	(36)	(36)	(115)	(113)
Equity in income of affiliated companies, net of tax	—	—	—	(19)
Income before income taxes and equity in income of affiliated companies	$343	$341	$899	$860
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three and nine months ended March 31, 2022 and for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and nine months ended March 31, 2021. Refer to Note 3, "Restructuring," for more information about the Company's restructuring activities.
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
(5)Net gain/(loss) on disposals for the nine months ended March 31, 2022 includes an expense of $9 million from the disposal of non-core assets. Refer to Note 6, "Fair Value Measurements," for more information. The nine months ended March 31, 2021 includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 15, "Disposals," for more information about the Company's disposals.
(6)Property and other gains/(losses), net, includes property and related business losses primarily associated with the destruction of the Company's Durban, South Africa, facility during general civil unrest in July 2021, net of insurance recovery.
(7)Pension settlement for the nine months ended March 31, 2022 relates to the purchase of a group annuity contract and transfer of pension plan assets and related benefit obligations. Refer to Note 8, "Components of Net Periodic Benefit Cost," for more information.

    The following tables disaggregate net sales, excluding intersegment sales, by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended March 31,
	2022			2021
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,103	$677	$1,780	$933	$575	$1,508
Latin America	262	194	456	222	132	354
Europe	1,049	—	1,049	953	—	953
Asia Pacific	423	—	423	392	—	392
Net sales	$2,837	$871	$3,708	$2,500	$707	$3,207

	Nine Months Ended March 31,
	2022			2021
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$3,152	$1,915	$5,067	$2,727	$1,685	$4,412
Latin America	769	536	1,305	668	374	1,042
Europe	2,972	—	2,972	2,785	—	2,785
Asia Pacific	1,291	—	1,291	1,168	—	1,168
Net sales	$8,184	$2,451	$10,635	$7,348	$2,059	$9,407

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2022	2021	2022	2021
Numerator
Net income attributable to Amcor plc	$269	$267	$696	$684
Distributed and undistributed earnings attributable to shares to be repurchased	(1)	—	(2)	(1)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$268	$267	$694	$683

Denominator
Weighted-average ordinary shares outstanding	1,506	1,551	1,521	1,558
Weighted-average ordinary shares to be repurchased by Amcor plc	(3)	(2)	(4)	(2)
Weighted-average ordinary shares outstanding for EPS—basic	1,503	1,549	1,517	1,556
Effect of dilutive shares	4	2	4	5
Weighted-average ordinary shares outstanding for EPS—diluted	1,507	1,550	1,521	1,562

Per ordinary share income
Basic earnings per ordinary share	$0.178	$0.173	$0.457	$0.439
Diluted earnings per ordinary share	$0.178	$0.173	$0.456	$0.438
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three and nine months ended March 31, 2022 represented an aggregate of 9 million and 6 million shares, respectively. The excluded share options for three and nine months ended March 31, 2021 represented an aggregate of 2 million and 8 million shares, respectively.

Note 14 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral, if a challenge to any administrative assessment proceeds to the Brazilian court system. However, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At March 31, 2022 and June 30, 2021, the Company had recorded accruals of $13 million and $11 million, respectively, included in other non-current liabilities. The Company has estimated a reasonably possible loss exposure in excess of the accrual of $22 million and $17 million at March 31, 2022 and June 30, 2021, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of March 31, 2022, the Company has provided letters of credit of $39 million, judicial insurance of $1 million, and deposited cash of $12 million with the courts to continue to defend the cases.

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

Other Matters

    In the normal course of business, the Company is subject to legal proceedings, lawsuits, and other claims. While the potential financial impact of these matters is subject to many factors and uncertainties, the outcome of these matters, individually and in the aggregate, is not expected to have a material adverse effect on the Company's financial position or results of operation.

Note 15 - Disposals

    During the third quarter of fiscal year 2022, the Company completed the disposal of non-core assets in the Flexibles reporting segment. The Company recorded an expense of $9 million during the nine months ended March 31, 2022 to adjust the long-lived assets to their fair value, refer to Note 6, "Fair Value Measurements."

    During the first quarter of fiscal year 2021, the Company disposed of an equity method investment and other non-core businesses. The Company completed the sale of the equity method investment in AMVIG on September 30, 2020, realizing a net gain of $15 million, which was recorded in the line equity in income of affiliated companies, net of tax. The Company also completed the disposal of two non-core businesses in India and Argentina in the Flexibles segment during the first quarter of fiscal 2021, recording a loss on sale of $6 million, which was primarily driven by the reclassification of cumulative translation adjustments through the income statements that had previously been recorded in other comprehensive income. During the three and nine months ended March 31, 2021, as part of optimizing its portfolio under the Bemis Integration restructuring plan, the Company completed the disposal of a non-core European hospital supplies business which was part of the Flexibles reporting segment. The resulting gain from the sale has been recorded in the line restructuring and related expenses, net. Refer to Note 3, "Restructuring."

Note 16 - Subsequent Events

    On May 3, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per share to be paid on June 14, 2022 to shareholders of record as of May 25, 2022. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from May 24, 2022 to May 25, 2022, inclusive.

    On April 26, 2022, the Company terminated the three-, four-, and five-year syndicated facility agreements. The three facility agreements provided collectively $3.8 billion of credit facilities. On the same day, the Company entered into three- and five-year syndicated facility agreements that each provide for a revolving credit facility in an aggregate committed amount of $1.9 billion, $3.8 billion in total. The three- and five-year agreements are unsecured and have contractual maturities in April, 2025 and April, 2027, respectively. The Company has an option to extend both facilities by one year, subject to certain conditions set forth in the agreements. Further information can be found in the related Current Report on Form 8-K, filed with the SEC on April 28, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("MD&A") should be read in conjunction with the Financial Statements and Notes to Condensed Consolidated Financial Statements. Throughout the MD&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended March 31,				Nine Months Ended March 31,
($ in millions)	2022		2021		2022		2021
Net sales	$3,708	100.0%	$3,207	100.0%	$10,635	100.0%	$9,407	100.0%
Cost of sales	(2,977)	(80.3%)	(2,525)	(78.7%)	(8,609)	(80.9%)	(7,420)	(78.9%)

Gross profit	731	19.7%	682	21.3%	2,026	19.1%	1,987	21.1%

Operating expenses:
Selling, general, and administrative expenses	(326)	(8.8%)	(325)	(10.1%)	(942)	(8.9%)	(962)	(10.2%)
Research and development expenses	(24)	(0.6%)	(25)	(0.8%)	(72)	(0.7%)	(74)	(0.8%)
Restructuring and related expenses, net	(9)	(0.2%)	24	0.7%	(27)	(0.3%)	(22)	(0.2%)
Other income/(expense), net	(3)	(0.1%)	17	0.5%	2	—%	27	0.3%

Operating income	369	10.0%	373	11.6%	987	9.3%	956	10.2%

Interest income	5	0.1%	3	0.1%	15	0.1%	10	0.1%
Interest expense	(36)	(1.0%)	(36)	(1.1%)	(115)	(1.1%)	(113)	(1.2%)
Other non-operating income, net	5	0.1%	1	—%	12	0.1%	7	0.1%

Income before income taxes and equity in income of affiliated companies	343	9.3%	341	10.6%	899	8.5%	860	9.1%

Income tax expense	(72)	(1.9%)	(71)	(2.2%)	(196)	(1.8%)	(187)	(2.0%)
Equity in income of affiliated companies, net of tax	—	—%	—	—%	—	—%	19	0.2%

Net income	$271	7.3%	$270	8.4%	$703	6.6%	$692	7.4%

Net income attributable to non-controlling interests	(2)	(0.1%)	(3)	(0.1%)	(7)	(0.1%)	(8)	(0.1%)

Net income attributable to Amcor plc	$269	7.3%	$267	8.3%	$696	6.5%	$684	7.3%

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

Significant Items Affecting the Periods Presented

Impact of COVID-19

    We continue to monitor the impact of the ongoing 2019 Novel Coronavirus ("COVID-19") pandemic on all aspects of our business. The COVID-19 pandemic has resulted in intermittent regional government restrictions on the movement of people, goods, and non-essential services resulting in a period of historic uncertainty and challenges. We remain focused on our commitment to the health and safety of our employees as our first priority. We expect to continue to evaluate our response and related precautions until the COVID-19 pandemic has been resolved as a public health crisis.

    We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services. Our facilities have largely been exempt from government mandated closure orders and while governmental measures may be modified, we expect that our facilities will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities due to outbreaks of the virus among our workforce or government mandates.

    We continue to believe we are well-positioned to meet the challenges of the ongoing COVID-19 pandemic. However, we cannot reasonably estimate the duration and severity of this pandemic or its ultimate impact on the global economy and our operations and financial results. Globally, many governments continue to place restrictions on their citizens in reaction to the ongoing pandemic and the highly contagious Omicron variant and its related subvariants. The ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, the duration of social distancing measures and other government-imposed restrictions, as well as the nature and pace of macroeconomic recovery in key global economies.

Raw Material, Inflation, and Supply Chain Trends

    During fiscal year 2022, we have experienced supply shortages and price volatility of certain resins and raw materials in both of our reportable segments as a result of market dynamics that first materialized in the second half of fiscal year 2021 and higher rates of regional inflation impacting energy, fuel, and labor costs. The underlying causes for the volatility can be attributed to a variety of factors, including the ongoing impacts of the COVID-19 pandemic resulting in labor shortages and transportation constraints, and energy shortages and weather disruptions impacting raw material supply in certain regions. The complex factors driving ongoing market volatility continue and could be further exacerbated by the Russia and Ukraine conflict. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.

South Africa Fire

    On July 13, 2021, our Durban, South Africa, manufacturing facility was destroyed by fire associated with general civil unrest. The facility employed 350 individuals and no employees were injured as the facility had been closed in advance of the disturbance. In fiscal year 2022, we recorded $45 million in expense primarily related to inventory, property, and equipment losses from the fire and other related expenses. We have insurance for the majority of property and other losses from the fire and have received $26 million in insurance settlements to date in fiscal year 2022. While we expect to recover additional insurance proceeds, the timing and extent of recovery is currently unknown.

Russia and Ukraine Conflict

    Russia's invasion of Ukraine that began in February 2022 continues as of the date of the filing of this quarterly report. In advance of the invasion, we proactively suspended operations at our small manufacturing site in Ukraine. We also operate three manufacturing facilities in Russia. As announced on March 21, 2022, we are continuing to scale down our activities in Russia by focusing our manufacturing on supporting only existing multinational customers, suspending new projects and investments, and discontinuing exports from Russia as soon as practical. We have established an emergency fund to continue paying employee salaries in Ukraine and have also committed funds to the International Red Cross and matched employee contributions. In total, we have provided more than $1 million in humanitarian aid to date.

    The impacts of the Russia and Ukraine conflict have not been material to our operating results and financial condition to date. For more information about the potential impacts of the Russia and Ukraine conflict on our operations, see Part II, Item 1A "Risk Factors."

2019 Bemis Integration Plan

    In connection with the acquisition of Bemis, we initiated restructuring activities in the fourth quarter of fiscal year 2019 aimed at integrating and optimizing the combined organization. We are on track to exceed the original target of $180 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings by the end of fiscal year 2022 by at least 10%.

    Our total 2019 Bemis Integration Plan pre-tax integration costs are expected to be approximately $250 million. The total 2019 Bemis Integration Plan costs include approximately $210 million of restructuring and related expenses, net, and $40 million of general integration expenses. We estimate that net cash expenditures including disposal proceeds will be approximately $170 million, of which $40 million relates to general integration expense. As of March 31, 2022, we have incurred $143 million in employee related expenses, $39 million in fixed asset related expenses, $35 million in other restructuring and $36 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. The nine months ended March 31, 2022 resulted in net cash outflows of $38 million, of which $36 million were payments related to restructuring and related expenditures. Cash payments of approximately $30 million are expected for the balance of the fiscal year for restructuring and related expenses. The 2019 Bemis Integration Plan relates to the Flexibles segment and Corporate and is expected to be substantially completed by the end of fiscal year 2022.

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

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy has been designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended March 31, 2022 and 2021 resulted in a negative impact of $6 million and $7 million, respectively, and $10 million and $17 million in the nine months ended March 31, 2022 and 2021, respectively, in foreign currency transaction losses that was reflected in the unaudited condensed consolidated statements of income.

Results of Operations - Three Months Ended March 31, 2022

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions, except per share data)	2022	2021
Net sales	$3,708	$3,207
Operating income	369	373
Operating income as a percentage of net sales	10.0%	11.6%

Net income attributable to Amcor plc	$269	$267
Diluted Earnings Per Share	$0.178	$0.173

    Net sales increased by $501 million, or 15.6%, to $3,708 million for the three months ended March 31, 2022, from $3,207 million for the three months ended March 31, 2021. Excluding the impact of disposed and ceased operations of $23 million, or (0.7%), negative currency impacts of $91 million, or (2.8%), and pass-through of raw material costs of $458 million, or 14.3%, the increase in net sales for the three months ended March 31, 2022 was $157 million, or 4.8%, driven by favorable volumes of 0.3% and favorable price/mix of 4.5%.

    Operating income as a percentage of net sales declined to 10.0% for the three months ended March 31, 2022, due to the impact on the calculation from the pass through of higher raw material costs during the current fiscal quarter. Net income attributable to Amcor plc increased by $2 million, or 0.7%, to $269 million for the three months ended March 31, 2022, from $267 million for the three months ended March 31, 2021.

    Diluted earnings per share ("Diluted EPS") increased to $0.178, or by 2.9%, for the three months ended March 31, 2022, from $0.173 for the three months ended March 31, 2021, with the net income attributable to ordinary shareholders of Amcor plc increasing by 0.7% and the diluted weighted average number of shares outstanding decreasing 2.8% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in the diluted weighted average number of shares outstanding was due to repurchase of shares under the announced share buyback programs.

Segment Results of Operations

Flexibles Segment

    The Flexibles reportable segment develops and supplies flexible packaging globally.

	Three Months Ended March 31,
($ in millions)	2022	2021
Net sales including intersegment sales	$2,837	$2,500
Adjusted EBIT	378	352
Adjusted EBIT as a percentage of net sales	13.3%	14.1%

    Net sales including intersegment sales increased by $337 million, or 13.5%, to $2,837 million for the three months ended March 31, 2022, from $2,500 million for the three months ended March 31, 2021. Excluding the impact of disposed and ceased operations of $23 million, or (0.9%), negative currency impacts of $89 million, or (3.6%), and pass-through of raw material costs of $330 million, or 13.2%, the increase in net sales including intersegment sales for the three months ended March 31, 2022, was $119 million, or 4.8%, driven by favorable price/mix.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $26 million, or 7.4%, to $378 million for the three months ended March 31, 2022, from $352 million for the three months ended March 31, 2021. With zero impact from disposed and ceased operations and excluding negative currency impacts of 11 million, or (3.2%), the increase in Adjusted EBIT for the three months ended March 31, 2022, was $37 million, or 10.4%, driven by favorable volumes of 2.6%, favorable price/mix of 13.0%, partially offset by unfavorable plant costs of (1.1%) and unfavorable selling, general, and administrative ("SG&A"), and other costs of (3.9%).

Rigid Packaging Segment

    The Rigid Packaging reportable segment manufactures rigid packaging containers and related products.

	Three Months Ended March 31,
($ in millions)	2022	2021
Net sales	$871	$707
Adjusted EBIT	77	75
Adjusted EBIT as a percentage of net sales	8.8%	10.6%

    Net sales increased by $164 million, or 23.2%, to $871 million for the three months ended March 31, 2022, from $707 million for the three months ended March 31, 2021. Excluding negative currency impacts of $1 million, or (0.2%), and pass-through of raw material costs of $127 million, or 18.0%, the increase in net sales for the three months ended March 31, 2022 was $38 million, or 5.4%, driven by favorable volumes of 2.2%, and favorable price/mix of 3.2%.

    Adjusted EBIT increased by $2 million, or 3.5%, to $77 million for the three months ended March 31, 2022, from $75 million for the three months ended March 31, 2021, driven primarily by favorable price/mix of 33.2%, partially offset by unfavorable SG&A, and other costs of (4.7%) and unfavorable plant costs net of volume impacts of (25.8%) primarily attributed to labor shortages due to COVID-19 and increased overtime and manufacturing inefficiencies due to supply chain issues.

Consolidated Gross Profit

	Three Months Ended March 31,
($ in millions)	2022	2021
Gross profit	$731	$682
Gross profit as a percentage of net sales	19.7%	21.3%

    Gross profit increased by $49 million, or 7.2%, to $731 million for the three months ended March 31, 2022, from $682 million for the three months ended March 31, 2021. The increase was primarily driven by the increase in net sales of 4.8% referred to above. Gross profit as a percentage of sales decreased to 19.7% for the three months ended March 31, 2022, primarily due to the impact on the calculation from the pass through of higher raw material costs during the current fiscal quarter.

Consolidated Restructuring and Related Expenses, Net

	Three Months Ended March 31,
($ in millions)	2022	2021
Restructuring and related expenses, net	$(9)	$24
Restructuring and related expenses, net, as a percentage of net sales	(0.2%)	0.7%

    Restructuring and related expenses, net, increased by $33 million, to a net expense of $9 million for the three months ended March 31, 2022, from a net income of $24 million for the three months ended March 31, 2021. The increase was primarily driven by the non-recurrence of a gain on disposal of a non-core European hospital supplies business of $52 million in the three months ended March 31, 2021, partially offset by the completion of the Rigid Packaging Restructuring Plan in June 2021, as well as lower restructuring costs in the Flexibles reporting segment.

Consolidated Other Income/(Expense), Net

	Three Months Ended March 31,
($ in millions)	2022	2021
Other income/(expense), net	$(3)	$17
Other income/(expense), net, as a percentage of net sales	(0.1%)	0.5%

    Other income/(expense), net decreased by $20 million, to a net expense of $3 million for the three months ended March 31, 2022, from a net income of $17 million for the three months ended March 31, 2021, driven by a large number of individually immaterial items including currency impacts and indirect tax items.

Results of Operations - Nine Months Ended March 31, 2022

Consolidated Results of Operations

	Nine Months Ended March 31,
($ in millions, except per share data)	2022	2021
Net sales	$10,635	$9,407
Operating income	$987	$956
Operating income as a percentage of net sales	9.3%	10.2%

Net income attributable to Amcor plc	$696	$684
Diluted Earnings Per Share	$0.456	$0.438

    Net sales increased by $1,228 million, or 13.1%, to $10,635 million for the nine months ended March 31, 2022, from $9,407 million for the nine months ended March 31, 2021. Excluding the impact of disposed and ceased operations of $69 million, or (0.7%), negative currency impacts of $102 million, or (1.1%), and pass-through of raw material cost of $1,107 million, or 11.8%, the increase in net sales for the nine months ended March 31, 2022 was $292 million, or 3.1%, driven by favorable price/mix of 2.6% and favorable volumes of 0.5%.

    Operating income as a percentage of net sales decreased to 9.3% for the nine months ended March 31, 2022, due to the impact on the calculation from the pass through of higher raw material costs during the current fiscal year, partially offset by favorable price/mix. Net income attributable to Amcor plc increased by $12 million, or 1.8%, to $696 million for the nine months ended March 31, 2022, from $684 million for the nine months ended March 31, 2021 mainly as a result of increased gross profit of $39 million and lower selling, general, and administrative expenses of $20 million, partially offset by net property and related business losses of $29 million primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021.

    Diluted earnings per share increased to $0.456, or by 4.1%, for the nine months ended March 31, 2022, from $0.438 for the nine months ended March 31, 2021, with the net income attributable to ordinary shareholders of Amcor plc increasing by 1.8% and the diluted weighted average number of shares outstanding decreasing 2.6% for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The decrease in the diluted weighted average number of shares outstanding was due to the repurchase of shares under announced share buyback programs.

Segment Results of Operations

Flexibles Segment

    Our Flexibles reporting segment develops and supplies flexible packaging globally.

	Nine Months Ended March 31,
($ in millions)	2022	2021
Net sales including intersegment sales	$8,184	$7,350
Adjusted EBIT	$1,069	$1,005
Adjusted EBIT as a percentage of net sales	13.1%	13.7%

    Net sales including intersegment sales increased by $834 million, or 11.3%, to $8,184 million for the nine months ended March 31, 2022, from $7,350 million for the nine months ended March 31, 2021. Excluding the impact of disposed and ceased operations of $69 million, or (0.9%), negative currency impacts of $101 million, or (1.4%), pass-through of raw material cost of $810 million, or 11.0%, the increase in net sales including intersegment sales for the nine months ended March 31, 2022 was $194 million, or 2.6%, driven by favorable price/mix.

    Adjusted EBIT increased by $64 million, or 6.4%, to $1,069 million for the nine months ended March 31, 2022, from $1,005 million for the nine months ended March 31, 2021. Excluding the impact of disposed and ceased operations of $3 million, or (0.3%), and negative currency impacts of $14 million, or (1.4%), the increase in Adjusted EBIT for the nine months ended March 31, 2022 was $81 million, or 8.1%, driven by favorable price/mix 3.7%, plant cost improvements of 3.7%, and favorable volumes of 1.4%, partially offset by SG&A and other costs of (0.7%).

Rigid Packaging Segment

    Our Rigid Packaging reporting segment manufactures rigid packaging containers and related products.

	Nine Months Ended March 31,
($ in millions)	2022	2021
Net sales	$2,451	$2,059
Adjusted EBIT	$194	$209
Adjusted EBIT as a percentage of net sales	7.9%	10.1%

    Net sales increased by $392 million, or 19.0%, to $2,451 million for the nine months ended March 31, 2022, from $2,059 million for the nine months ended March 31, 2021. Excluding negative currency impacts of $1 million, or (0.1%), pass-through of raw material costs of $297 million, or 14.4%, the increase in net sales for the nine months ended March 31, 2022 was $96 million, or 4.7%, driven by favorable volumes of 2.7% and favorable price/mix of 2.0%.

    Adjusted EBIT decreased by $15 million, or 7.2%, to $194 million for the nine months ended March 31, 2022, from $209 million for the nine months ended March 31, 2021, driven primarily by unfavorable plant costs impacts net of volume impacts of (22.7%), primarily attributed to labor shortages due to COVID-19 and increased overtime and manufacturing inefficiencies due to supply chain issues, and unfavorable SG&A and other costs of (1.6%), partially offset by favorable price/mix of 17.1%.

Consolidated Gross Profit

	Nine Months Ended March 31,
($ in millions)	2022	2021
Gross profit	$2,026	$1,987
Gross profit as a percentage of net sales	19.1%	21.1%

    Gross profit increased by $39 million, or 2.0%, to $2,026 million for the nine months ended March 31, 2022, from $1,987 million for the nine months ended March 31, 2021. The increase was primarily driven by the increase in net sales of 3.1% referred to above, with significant raw material price increases being recovered through higher pricing and improved product mix.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Nine Months Ended March 31,
($ in millions)	2022	2021
SG&A expenses	$(942)	$(962)
SG&A expenses as a percentage of net sales	(8.9%)	(10.2%)

    SG&A expenses decreased by $20 million, or 2.1%, to $942 million for the nine months ended March 31, 2022, from $962 million for the nine months ended March 31, 2021. The decrease was primarily driven by currency impacts and non-recurring costs in the nine months ended March 31, 2021.

Consolidated Restructuring and Related Expenses, Net

	Nine Months Ended March 31,
($ in millions)	2022	2021
Restructuring and related expenses, net	$(27)	$(22)
Restructuring and related expenses, net, as a percentage of net sales	(0.3%)	(0.2%)

    Restructuring and related expenses, net, increased by $5 million, or 22.7%, to $27 million for the nine months ended March 31, 2022, from $22 million for the nine months ended March 31, 2021. The increase was primarily driven by the non-recurrence of a gain on disposal of a non-core European hospital supplies business of $52 million in the nine months ended March 31, 2021, partially offset by the completion of the Rigid Packaging Restructuring Plan in June 2021, as well as lower restructuring costs in the Flexibles reporting segment.

Consolidated Other Income, Net

	Nine Months Ended March 31,
($ in millions)	2022	2021
Other income/(expense), net	$2	$27
Other income/(expense), net, as a percentage of net sales	—%	0.3%

    Other income/(expense), net decreased by $25 million, or 92.6%, to $2 million for the nine months ended March 31, 2022, from $27 million for the nine months ended March 31, 2021, mainly driven by property and related business losses in the Flexibles reportable segment primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021 that were partially offset by individually immaterial items.

Consolidated Income Tax Expense

	Nine Months Ended March 31,
($ in millions)	2022	2021
Income tax expense	$(196)	$(187)
Effective income tax rate	21.8%	21.7%

    The provision for income taxes for the three and nine months ended March 31, 2022 and 2021 is based on our estimated annual effective tax rate for the respective fiscal years before income taxes and equity in income of affiliated companies and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    Income tax expense for the three and nine months ended March 31, 2022 is $72 million and $196 million, respectively, compared to $71 million and $187 million for the three and nine months ended March 31, 2021, respectively.

    For the nine months ended March 31, 2022 and 2021, the effective tax rates were 21.8% and 21.7%, respectively.

Equity in Income of Affiliated Companies, Net of Tax

	Nine Months Ended March 31,
($ in millions)	2022	2021
Equity in income of affiliated companies, net of tax	—	19

    Equity in income of affiliated companies, net of tax decreased by $19 million for the nine months ended March 31, 2022 due to the sale of the equity investment in AMVIG on September 30, 2020. For further information, refer to Note 15, "Disposals."

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT and Adjusted net income for the three and nine months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2022	2021	2022	2021
Net income attributable to Amcor plc, as reported	$269	$267	$696	$684
Add: Net income attributable to non-controlling interests	2	3	7	8
Net income	271	270	703	692
Add: Income tax expense	72	71	196	187
Add: Interest expense	36	36	115	113
Less: Interest income	(5)	(3)	(15)	(10)
Earnings before interest and taxes ("EBIT")	374	374	999	982
Add/(Less): Material restructuring programs (1)	9	(23)	26	16
Add: Material acquisition costs and other (2)	2	4	4	17
Add: Amortization of acquired intangible assets from business combinations (3)	40	40	122	121
Add: Impact of hyperinflation (4)	6	7	10	17
Add/(Less): Net (gain)/loss on disposals (5)	—	—	9	(9)
Add/(Less): Property and other (gains)/losses, net (6)	(4)	—	23	—
Add: Pension settlement (7)	—	—	3	—
Adjusted EBIT	$427	$402	$1,196	$1,144
Less: Income tax expense	(72)	(71)	(196)	(187)
Less: Adjustments to income tax expense (8)	(13)	(12)	(36)	(41)
Less: Interest expense	(36)	(36)	(115)	(113)
Add: Interest income	5	3	15	10
Less: Net income attributable to non-controlling interests	(2)	(3)	(7)	(8)
Adjusted net income	$309	$283	$857	$805
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three and nine months ended March 31, 2022 and for the 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for the three and nine months ended March 31, 2021. Refer to Note 3, "Restructuring," for more information about our restructuring activities.
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

(5)Net (gain)/loss on disposals for the nine months ended March 31, 2022 includes an expense of $9 million from the disposal of non-core assets. Refer to Note 6, "Fair Value Measurements," for more information. The nine months ended March 31, 2021 includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 15, "Disposals," for more information about our disposals.
(6)Property and other (gains)/losses, net, includes property and related business losses primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021, net of insurance recovery.
(7)Pension settlement for the nine months ended March 31, 2022 relates to the purchase of a group annuity contract and transfer of pension plan assets and related benefit obligations. Refer to Note 8, "Components of Net Periodic Benefit Cost," for more information.
(8)Net tax impact on items (1) through (7) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at March 31, 2022 and June 30, 2021 is as follows:

($ in millions)	March 31, 2022	June 30, 2021
Current portion of long-term debt	$15	$5
Short-term debt	57	98
Long-term debt, less current portion	7,177	6,186
Total debt	7,249	6,289
Less cash and cash equivalents	1,077	850
Net debt	$6,172	$5,439

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

Statement of Income for Obligor Group

($ in millions)	Nine Months Ended March 31, 2022
Net sales - external	$813
Net sales - to subsidiaries outside the Obligor Group	8
Total net sales	821

Gross profit	141

Net income (1)	$306

Net (income)/loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$306
(1)Includes $567 million net income from subsidiaries outside the Obligor Group mainly made up of intercompany dividend and interest income.

Balance Sheets for Obligor Group

($ in millions)	March 31, 2022	June 30, 2021
Assets
Current assets - external	$1,847	$814
Current assets - due from subsidiaries outside the Obligor Group	44	95
Total current assets	1,891	909
Non-current assets - external	1,418	1,428
Non-current assets - due from subsidiaries outside the Obligor Group	11,491	11,838
Total non-current assets	12,909	13,266
Total assets	$14,800	$14,175
Liabilities
Current liabilities - external	$1,862	$1,183
Current liabilities - due to subsidiaries outside the Obligor Group	12	22
Total current liabilities	1,874	1,205
Non-current liabilities - external	7,286	6,321
Non-current liabilities - due to subsidiaries outside the Obligor Group	11,465	11,563
Total non-current liabilities	18,751	17,884
Total liabilities	$20,625	$19,089

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements."

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the year ended June 30, 2021. There have been no material changes in critical accounting estimates and judgments at March 31, 2022 from those described in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

    The COVID-19 pandemic and geopolitical tensions have not had a material impact on our operations to date and therefore have not negatively impacted our liquidity position and current and expected cash flows from operating activities and available cash. We believe that our cash flows provided by operating activities, together with borrowings available under our credit facilities and access to the commercial paper market, backstopped by our bank debt facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures, and other commitments, including dividends and purchases of our ordinary shares and CHESS Depositary Instruments under authorized share repurchase programs, into the foreseeable future.

Overview

	Nine Months Ended March 31,
($ in millions)	2022	2021
Net cash provided by operating activities	$589	$617
Net cash used in investing activities	(383)	(115)
Net cash (used in)/provided by financing activities	52	(601)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities decreased by $28 million, or 5%, to $589 million inflow for the nine months ended March 31, 2022, from $617 million inflow for the nine months ended March 31, 2021. The decrease in cash flow is primarily driven by higher working capital outflows compared with the prior period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $268 million, or 233%, to $383 million outflow for the nine months ended March 31, 2022, from a $115 million outflow for the nine months ended March 31, 2021. The increase in cash outflow was primarily due to proceeds from divestitures in the prior period following the disposal of AMVIG and other non-core businesses, and higher capital expenditures in the current period.

    Net Cash Provided by/(Used in) Financing Activities

    Net cash provided by/used in financing activities increased by $653 million to $52 million cash inflow for the nine months ended March 31, 2022, from a $601 million cash outflow for the nine months ended March 31, 2021. The increase is primarily due to higher cash net debt borrowings compared with the prior period, partially offset by higher share buybacks in the current period.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of March 31, 2022, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of March 31, 2022 and June 30, 2021 was $6.2 billion and $5.4 billion, respectively.

Available Financing

    As of March 31, 2022, we had undrawn credit facilities available in the amount of $0.2 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by three separate bank syndicates. These facilities mature between April 2023 and April 2025, and we have an option to extend the maturities for 12 months.

    We continue to have access to liquidity through the commercial paper market. However, access was temporarily restricted in March 2022 both in the U.S. and European markets due to the impact from Russia’s invasion of Ukraine and U.S. Federal Reserve tightening on the financial market. As a proactive, precautionary measure to maximize liquidity, we elected to draw down $562 million from our revolving credit facilities. The drawdown strengthened our cash position and effectively funded our expected working capital requirements through the third quarter of fiscal year 2022. We fully repaid the $562 million of borrowings in early April 2022 as a result of our view that the commercial paper market was again fully operational.

    As of March 31, 2022, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $3.6 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). The senior bank debt facilities were terminated on April 26, 2022, and simultaneously, we entered into new three- and five-year syndicated facility agreements providing an aggregate limit of $3.8 billion. For further information, refer to Note 16, "Subsequent Events."

Dividend Payments

    We declared and paid a $0.1175 cash dividend per ordinary share during the first fiscal quarter which ended September 30, 2021, a $0.1200 cash dividend per ordinary share during the second fiscal quarter which ended December 31, 2021, and a $0.1200 cash dividend per ordinary share during the third fiscal quarter which ended March 31, 2022.

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

Share Repurchases

    On August 17, 2021, our Board of Directors approved a $400 million buyback of ordinary shares and Chess Depositary Instruments ("CDIs"). In addition, on February 1, 2022, our Board of Directors approved an additional $200 million buyback of ordinary shares and CDIs. During the nine months ended March 31, 2022, we repurchased approximately $423 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 36 million shares. The shares repurchased as part of the program were canceled upon repurchase.

    We had cash outflows of $133 million and zero for the purchase of our shares in the open market and using forwards contracts to purchase our own equity during the nine months ended March 31, 2022 and 2021, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of March 31, 2022, and June 30, 2021, we held treasury shares at cost of $35 million and $29 million, representing 3 million and 3 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three and nine months ended March 31, 2022. For additional information, refer to Note 6, "Fair Value Measurements," and Note 7, "Derivative Instruments," to the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 14, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    Other than the update to the risk factor set forth below, there have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Additional risks not currently known to us or that we currently deem to be immaterial may also materially affect our consolidated financial position, results of operations, or cash flows.

International Operations — Our international operations subject us to various risks that could adversely affect our business operations and financial results.

    We have operations throughout the world, including facilities located in emerging markets. In fiscal year 2021, approximately 74% of our sales revenue came from developed markets and 26% came from emerging markets. We expect to continue to expand our operations in the future, particularly in emerging markets.

    Management of global operations is extremely complex, particularly given the often substantial differences in the cultural, political, and regulatory environments of the countries in which we operate. In addition, many of the countries in which we operate, including Argentina, Brazil, China, Colombia, India, Peru, Russia, South Africa, and Ukraine, and other emerging markets, have underdeveloped or developing legal, regulatory, or political systems, which are subject to dynamic change and civil unrest.

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

    Further, sustained periods of legal, regulatory or political instability in the emerging markets in which we operate could have an adverse effect on our business, cash flow, financial condition, and results of operations, which effect may be material.

    For example, the recent conflict between Russia and Ukraine has negatively impacted the global economy and led to various economic sanctions being imposed by the U.S., United Kingdom, European Union, and other countries against Russia. In advance of the conflict, we proactively suspended operations at our small manufacturing site in Ukraine. We also operate three manufacturing facilities in Russia. The four sites in Ukraine and Russia combined represent approximately 2-3% of our consolidated net sales, 4-5% of our annual adjusted EBIT, and approximately $200 million to $300 million of balance sheet exposure. As we announced on March 21, 2022, we are scaling down our activities in Russia by focusing our manufacturing on supporting only existing multinational customers, suspending new projects and investments, and discontinuing exports from Russia as soon as possible. While the impacts of the conflict have not been material on our operating results to date, it is not possible to predict the broader or longer-term consequences of this conflict. Further sanctions as well as steps taken by our customers, suppliers, or other stakeholders may disrupt our ability to continue to operate in Russia or resume operations in Ukraine. Continued escalation of geopolitical tensions related to the conflict could also result in the loss of property, supply chain disruptions, significant inflationary pressure on raw material prices and cost and supply of other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns given regional shortages of food ingredients and other factors, credit and capital market disruption which could impact our ability to obtain financing, increase in interest rates, and adverse foreign exchange impacts. Additional sanctions continue to be enacted and are making ongoing operations in the region increasingly complex and significantly more difficult. These broader consequences could have a material adverse effect on our business, cash flow, financial condition, and results of operations. In addition, the effects of the ongoing conflict could intensify many of our other known risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on August 24, 2021.

    The international scope of our operations, which includes limited sales of our products to entities located in countries subject to certain economic sanctions administered by the U.S. Office of Foreign Assets Control, and the U.S. Department of State, and Trade and other applicable national and supranational organizations (collectively, "Sanctions"), and operations in certain countries that are from time to time subject to Sanctions, including those enacted as a result of the Russian invasion of Ukraine, also requires us to maintain internal processes and control procedures. Failure to do so could result in breach by our employees of various laws and regulations, including those relating to money laundering, corruption, export control, fraud, bribery, insider trading, antitrust, competition, and economic sanctions, whether due to a lack of integrity or awareness or otherwise. Any such breach could have an adverse effect on our financial condition and result in reputational damage to our business, which effect may be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    Share repurchase activity during the three months ended March 31, 2022 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
January 1 - 31, 2022	—	$—	—	$106
February 1 - 28, 2022	10,961	11.68	10,961	178
March 1 - 31, 2022	—	—	—	178
Total	10,961	$11.68	10,961

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

AMCOR PLC

Date	May 4, 2022	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	May 4, 2022	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)