Form 10-K
period 2022-06-30
Amcor plc
filed 2022-08-18
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

    The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed by reference to the closing price of such shares as of the last business day of the registrant’s most recently completed second quarter, was $18.1 billion.

    As of August 16, 2022, the Registrant had 1,489,019,556 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Amcor plc definitive Proxy Statement for its 2022 Annual Shareholder Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Amcor plc’s fiscal year end.

Amcor plc
Annual Report on Form 10-K

Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Annual Report on Form 10-K refer to Amcor plc and its consolidated subsidiaries.

    This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "commit," "estimate," "potential," "ambitions," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. None of Amcor or any of its respective directors, executive officers, or advisors, provide any representation, assurance, or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

•Changes in consumer demand patterns and customer requirements in numerous industries;
•the loss of key customers, a reduction in their production requirements, or consolidation among key customers;
•significant competition in the industries and regions in which we operate;
•the inability to expand our current business effectively through either organic growth, including by product innovation, or acquisitions;
•challenging current and future global economic conditions, including inflation and supply chain disruptions;
•impact of operating internationally, including negative impacts from the Russia-Ukraine conflict;
•price fluctuations or shortages in the availability of raw materials, energy and other inputs, which could adversely affect our business;
•production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic volatility;
•global health outbreaks, including the Coronavirus pandemic ("COVID-19");
•an inability to attract and retain key personnel;
•costs and liabilities related to current and future environment, health and safety laws and regulations;
•labor disputes;
•risks related to climate change;
•failures or disruptions in information technology systems;
•cybersecurity risks, which could disrupt our operations or risk of loss of our sensitive business information;
•a significant increase in our indebtedness or a downgrade in our credit rating could reduce our operating flexibility and increase our borrowing costs and negatively affect our financial condition and results of operations;
•foreign exchange rate risk;
•rising interest rates that increase our borrowing costs on our variable rate indebtedness and could have other negative impacts;
•a significant write-down of goodwill and/or other intangible assets;
•failure to maintain an effective system of internal control over financial reporting;
•an inability of our insurance policies, including our use of a captive insurance company, to provide adequate protection against all of the risks we face;
•an inability to defend our intellectual property rights or intellectual property infringement claims against us;
•litigation, including product liability claims, or regulatory developments;
•increasing scrutiny and changing expectations with respect to our Environmental, Social, and Governance ("ESG") practices resulting in additional costs or exposure to additional risks;
•changing government regulations in environmental, health, and safety matters; and
•changes in tax laws or changes in our geographic mix of earnings.

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

PART I

Item 1. - Business

The Company

    Amcor plc (ARBN 630 385 278) is a public limited company incorporated under the Laws of the Bailiwick of Jersey. Our history dates back more than 150 years, with origins in both Australia and the USA. Today, we are a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal-care, and other products. Our innovation excellence and global packaging expertise enables us to solve packaging challenges around the world every day, producing packaging that is more functional, appealing, and cost effective for our customers and their consumers and importantly, more sustainable for the environment.

Sustainability
    Sustainability is central to our business and one of our most exciting opportunities for growth. Working daily to embed sustainability deeper into everything we do, Amcor has been a leader in the industry in promoting sustainability. We aspire to improve the quality of lives, protect ecosystems, and preserve natural resources for future generations by offering a unique range of responsible packaging solutions, leveraging our global scale, reach, and expertise to meet our customers’ growing sustainability expectations. In January 2018, we became the world’s first packaging company to pledge that all our packaging would be designed to be recycled, compostable, or reusable by 2025 and also committed to increasing the amount of recycled content we use. We are delivering against these commitments and continue to lead in the development of a responsible packaging value chain through our innovations and partnerships. We have identified a clear path to meeting our sustainability ambitions and those of our customers by focusing on the three elements of responsible packaging – product innovation, consumer participation, and infrastructure development.

Differentiated Solutions
    Our product portfolio is diverse and dynamic due to our constant innovation and close partnerships with our customers. Behind every one of our products stands a unique combination of technical know-how, business experience, and expertise. We work closely with our customers to identify feasible, high-performance, responsible packaging solutions based on their unique needs. Where solutions do not currently exist, we work to innovate new ones. We invest approximately $100 million every year in our industry-leading research and development capabilities, bringing together the best in packaging design, science, manufacturing, and people.

Expertise across Packaging Materials
    We believe that we are uniquely positioned to offer a variety of packaging solutions with a wide, differentiated portfolio of products. Our packaging expertise covers all main packaging materials including paper, metal, plastic, recycled, and bio-based materials and the sustainable use of recyclable plastics. Our expertise and track record translate across many innovative solutions that customers can explore with ease and convenience to meet their growing packaging needs, while improving environmental impact.

Business Strategy

Strategy
    Our business strategy consists of three components: a focused portfolio, differentiated capabilities, and our aspiration to be THE leading global packaging company. To fulfill our aspiration, we are determined to win for our customers, employees, shareholders, and the environment.

Focused portfolio
    Our portfolio of businesses share certain important characteristics:

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

Differentiated capabilities
    "The Amcor Way" describes the capabilities deployed consistently across Amcor that enable us to get leverage across our portfolio: Talent, Commercial Excellence, Operational Leadership, Innovation, and Cash and Capital Discipline. Our values of Safety, Integrity, Collaboration, Accountability, and Results and Outperformance guide our behavior, driving our winning aspiration to be THE leading global packaging company.

Shareholder value creation
    Through our portfolio of focused businesses and differentiated capabilities, we generate strong cash flow and redeploy cash to consistently create superior value for shareholders. The nature of our consumer and healthcare end markets means that year-to-year volatility should be relatively low, measured on a constant currency basis. Over time, value creation has been strong and consistent and has reflected a combination of dividends, organic growth in the base business, and using free cash flow to pursue targeted acquisitions and/or returning cash to shareholders via share buybacks.

Segment Information

    Accounting Standards Codification ("ASC") 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have determined we have two reportable segments, Flexibles and Rigid Packaging. The reportable segments produce flexible packaging, rigid packaging, specialty cartons, and closure products, which are sold to customers participating in a range of attractive end use areas throughout Europe, North America, Latin America, Africa, and the Asia Pacific regions. Refer to Note 21, "Segments," of the notes to consolidated financial statements for financial information about reportable segments.

Flexibles Segment

    Our Flexibles Segment develops and supplies flexible packaging globally. With approximately 37,000 employees at 169 significant manufacturing and support facilities in 39 countries as of June 30, 2022, the Flexibles Segment is one of the world's largest suppliers of plastic, aluminum, and fiber based flexible packaging. In fiscal year 2022, Flexibles accounted for approximately 77% of consolidated net sales.

Rigid Packaging Segment

    Our Rigid Packaging Segment manufactures rigid packaging containers and related products in the Americas. As of June 30, 2022, the Rigid Packaging Segment employed approximately 6,000 employees at 52 significant manufacturing and support facilities in 11 countries. In fiscal year 2022, Rigid Packaging accounted for approximately 23% of consolidated net sales.

Marketing, Distribution, and Competition

    Our sales are made through a variety of distribution channels, but primarily through our direct sales force. Sales offices and plants are located throughout Europe, North America, Latin America, Africa, and Asia-Pacific regions to provide prompt and economical service to thousands of customers. Our technically trained sales force is supported by product development engineers, design technicians, field service technicians, and customer service teams.

    We did not have sales to a single customer that exceeded 10% of consolidated net sales in the last three fiscal years.

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

Backlog

    Working capital fluctuates throughout the year in relation to business volume and other marketplace conditions. We maintain inventory levels that provide a reasonable balance between obtaining raw materials at favorable prices and maintaining adequate inventory levels to enable us to fulfill our commitment to promptly fill customer orders. Manufacturing backlogs are not a significant factor in the markets in which we operate.

Raw Materials

    Polymer resins and films, paper, inks, adhesives, aluminum, and chemicals constitute the major raw materials we use. These are purchased from a variety of global industry sources, and we are not significantly dependent on any one supplier for our raw materials. While persistent industry-wide shortages of certain raw materials have continued to occur since the second half of fiscal 2021, we have been able to manage supply disruptions with no material impact by working closely with our suppliers and customers. Supply shortages can lead and have in the past led to increased raw material price volatility. Increases in the price of raw materials are generally able to be passed on to customers through contractual price mechanisms over time and other means. We expect supply disruption and price volatility to continue into fiscal year 2023 and will continue to work closely with our suppliers and customers in an effort to minimize the impact on our operations.

Intellectual Property

    We are the owner or licensee of more than a thousand United States and other country patents and patent applications that relate to our products, manufacturing processes, and equipment. We have a number of trademarks and trademark registrations in the United States and in other countries. We also keep certain technology and processes as trade secrets. Our patents, licenses, and trademarks collectively provide a competitive advantage. However, the loss of any single patent or license alone would not have a material adverse effect on our results of operations as a whole or those of our reportable segments. Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms, or otherwise.

Sustainability and Innovation

    We believe there will always be a role for the primary packaging we produce to preserve food, beverages, and healthcare products, protect consumers, and promote brands. Consumers also want cost effective, convenient, and easy to use packaging with a reduced environmental footprint and a responsible end of life solution. We have identified a clear path to provide food, beverages, and healthcare products to people around the world in a more sustainable way, and meet our sustainability ambitions, and those of our customers by focusing on what we believe are the three elements of responsible packaging: product innovation, consumer participation, and infrastructure development. We believe our commitment to responsible packaging is integral to our success. Our responsible packaging solutions address both how the product is made, as well as what happens after the consumer uses it, offering a wide variety of options to advance sustainability while meeting our customers’ specific packaging needs. Sustainability is comprehensively embedded across our business, from the investments we are making in sustainable packaging innovation and design, to the partnerships we enter, and to how we run our manufacturing operations more efficiently.

    Innovation is central to Amcor’s approach to sustainability and we spend approximately $100 million a year on research and development. We are highly regarded for our innovation capabilities and have more than a thousand active patents. We solve packaging challenges, developing differentiated products, services, and processes to protect our customers products and fulfil the needs of the consumers who rely on them around the globe. Drawing on unrivaled heritage in design, science and manufacturing, our more than 1,000 research and development ("R&D") professionals and engineers are constantly innovating new materials, formats, and technologies.

    We collaborate with like-minded partners, including customers and suppliers, in pursuit of innovative solutions to address some of the world’s most urgent challenges, including increasing recycling and reuse and protecting our planet. We also partner with non-governmental organizations, promising startups, and cross-industry initiatives and bodies. These partnerships enable us to learn, experience other perspectives, share our expertise, and expand our innovation. With our partners, we advocate for sound global standards, better waste management infrastructure, and more consumer participation.

    We consider our overall environmental footprint to go well beyond the products we create. We also strive to continuously reduce the environmental impacts of our operations and, for more than a decade, our EnviroAction program has helped us significantly improve how we manage energy, water, and waste in every one of our locations. In January 2022, we further increased our efforts by committing to science-based targets to reduce greenhouse gas emissions and achieve net zero emissions by 2050. These new commitments have been recognized by the Science Based Targets initiative (SBTi) and build on years of progress under our EnviroAction program. Through our unique material science and innovation capabilities, we also advise our customers on the best solutions for their specific needs and those of their consumers – with broad flexibility across packaging functionality, formats, and materials.

    With our global scale, deep industry experience, and strong capabilities, we believe that we are uniquely positioned to lead the way in the design and development of more sustainable packaging, and this is one of the most important growth opportunities for Amcor.

Governmental Laws and Regulations

    Our operations and the real property we own, or lease, are subject to broad governmental laws and regulations, including environmental laws and regulations by multiple jurisdictions. These laws and regulations pertain to employee health and safety, the discharge of certain materials into the environment, handling and disposition of waste, cleanup of contaminated soil and ground water, other rules to control pollution and manage natural resources, and other government regulations. We believe that we are in substantial compliance with applicable health and safety laws, environmental laws and regulations based on the execution of our Environmental, Health, and Safety Management System and regular audits of those processes and systems. However, we cannot predict with certainty that we will not, in the future, incur liability with respect to noncompliance with health and safety laws, environmental laws and regulations due to contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, or other broad government regulations which could be significant. In addition, these laws and regulations are constantly changing, and we cannot always anticipate these changes. Refer to Note 20, "Contingencies and Legal Proceedings," of the notes to consolidated financial statements for information about legal proceedings. For a more detailed description of the various laws and regulations that affect our business, see Item 1A. "Risk Factors."

Seasonal Factors

    The business of each of the reportable segments is not seasonal to any material extent.

Research and Development

    Refer to Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements for information about our research and development expenditures and policies.

Human Capital Management

Overview

    Amcor’s aspiration is to be ‘THE leading global packaging company'. Our people are core to the achievement of our aspiration. We believe we are winning for our people when they feel safe, engaged, and are developing as part of a high-performing, global team. We strive to build an outperformance culture in which we consistently deliver results and strive to surpass expectations. At Amcor, we are stronger because of the diverse strengths, styles, cultures, and experiences of our people. We aim to create inclusive working environments to ensure each colleague feels valued, treated with respect, encouraged to speak, and empowered to be their best.

    As of June 30, 2022, we had approximately 44,000 employees, including part-time and temporary workers, worldwide, with approximately 30% located in North America, 30% located in Europe, 20% located in Latin America, and 20% located in the Asia Pacific region. Collective bargaining agreements cover approximately 46% of our workforce. As of June 30, 2022, approximately 6% of our employees were working under expired contracts and approximately 21% were covered under collective bargaining agreements that expire within one year.

Health and Safety

    Safety is a core value at Amcor. We take care of ourselves and each other, so everyone returns home safely every day. Across every level of our organization, we role model and recognize safe and responsible behavior as we strive to achieve an injury-free Amcor. All our facilities abide by global Environment, Health, and Safety ("EHS") standards for safety and environmental management. Our Board of Directors receives monthly reports on safety performance and compliance with our global EHS standards. During fiscal year 2022, we reduced the number of injuries by 3% and 57% of our sites were injury free.

    Our response to the COVID-19 pandemic illustrates our commitment to the health and safety of our employees and the communities in which we work. We implemented rigorous protocols supported by precautionary measures in each of our manufacturing and office locations globally to help ensure the health and safety of our people.

    As we emerge from the pandemic and continue to focus on the health of our employees, we have worked diligently to provide a compelling workplace for them to return to while recognizing and accommodating the need for flexibility.

Developing Talent

    At Amcor, we are dedicated to attracting, developing, engaging, and retaining the best talent to deliver our 'Winning Aspiration' and ensure a strong succession pipeline for the future.

    Our approach to talent is guided by the understanding that differentiated, industry-leading talent deployed consistently across our business will enable Amcor’s success.

    We deploy systems and processes to ensure our people have clear goals and are empowered to achieve them. Through performance management, we align these goals to business targets, providing line of sight so each employee understands how they contribute to our success. Through formal reviews, performance coaching, and feedback, our leaders implement a rigorous cycle to foster talent.

Learning & Development

    We have implemented training and education programs to help our employees progress across functions and experience levels. Examples of these programs include a Leading to Outperform program ("LTO") to further advance high-potential talent, a Senior Leader Development program ("SLDP") focusing on developing strategic management skills and inclusive leadership, and an Executive Development program ("EDP") for our most senior leaders. In each of these programs we partner with leading academic and executive education institutions from around the world.

    Recognizing the importance of the learning journey, our employees can also access our "Masterclass" program which delivers an annual series of executive education briefings on topics of functional excellence and business initiatives. Our focus this year has been on Accelerating Growth with showcase presentations from Marketing, R&D, Product Branding, and Innovation Leaders.

    Our "JumpStart@Amcor" global program accelerates onboarding of new employees and provides an avenue for cross-functional learning. We also run an Accelerated Career Development program ("ACDP") which provides a global intake on new talent with a structured rotation to develop commercial capabilities and an enhanced global commercial talent pipeline.

Diversity & Inclusion

    At Amcor, we’re committed to providing an inclusive environment that empowers us to achieve our full potential. Becoming THE leading global packaging company requires us to create a culture in which everyone feels encouraged to speak and compelled to listen.

    Amcor is stronger as a result of the diverse talents, styles, cultures, and experiences of our people. With different perspectives come different solutions that enable us to win for our stakeholders. We are one global team in which everyone has a voice and can make a difference. With this in mind, we work to create a team environment that develops inclusive leaders, where we learn from our people, and where listening, trust, and respect are key behaviors that form the foundation of our interactions and foster mutual understanding.

    We focus on strengthening 'talent through diversity' and progress is reported to our Board annually. We continually review opportunities to strengthen our diversity transparency practices while adhering to privacy legislation in certain regions where we operate.

Engagement

    During fiscal year 2022, we completed our fifth global engagement survey. Titled "OurVoice@Amcor", the survey tracks the engagement of our employees across multiple dimensions and provides a benchmark against other global manufacturing companies. In the recent 2022 survey, we received feedback from over 30,000 Amcor employees from every country and business group. The dominant feedback was that colleagues feel Amcor is a great place to work and that they want more communication with leadership about the direction and future strategies of the Company. Action plans are underway across the organization to provide feedback loops and implement action plans.

Ethics

    Good corporate governance and transparency are fundamental to achieving our aspirations. Our employees are expected to act with integrity and objectivity and to always strive to enhance our reputation and performance.

    We maintain a Code of Business Conduct and Ethics Policy which is signed by every Amcor employee and provides the Company's framework for making ethical business decisions. We provide targeted training across the globe to reinforce our commitment to ethics and drive adherence to the national laws in each country in which we operate.

Information about our Executive Officers

    The following sets forth the name, age, and business experience for at least the last five years of our executive officers. Unless otherwise indicated, positions shown are with Amcor.

Name (Age)	Positions Held	Period the Position was Held

Ronald Delia (51)	Managing Director and Chief Executive Officer	2015 to present
	Executive VP, Finance and Chief Financial Officer	2011 to 2015
	VP and General Manager, Amcor Rigid Packaging Latin America	2008 to 2011

Michael Casamento (51)	Executive VP, Finance and Chief Financial Officer	2015 to present
	VP, Corporate Finance	2014 to 2015

Susana Suarez Gonzalez (53)	Executive VP and Chief Human Resources Officer	2022 to present
	Executive VP, Chief Human Resources and Diversity & Inclusion Officer, International Flavors and Fragrances	2016 to 2022

Deborah Rasin (55)	Executive VP and General Counsel	2022 to present
	Senior VP, Chief Legal Officer and Secretary, Hill-Rom Holdings	2016 to 2022

Eric Roegner (52)	President, Amcor Rigid Packaging	2018 to present
	Executive Leadership Roles, Arconic, Inc. (f/k/a Alcoa Inc.)	2006 to 2018

Fred Stephan (57)	President, Amcor Flexibles North America	2019 to present
	President, Bemis North America	2017 to 2019
	Senior VP and General Manager of the Insulation Systems - Johns Manville	2011 to 2017

Ian Wilson (64)	Executive VP, Strategy and Development	2000 to present

Michael Zacka (55)	President, Amcor Flexibles Europe, Middle East and Africa	2021 to present
	President, Amcor Flexibles Asia Pacific and Chief Commercial Officer	2017 to 2021
	Tetra Pak Global Leadership Team	1996 to 2017

Available Information

    We are a large accelerated filer (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-2) and we are also an electronic filer. Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the SEC's website (http://www.sec.gov). We make available free of charge (other than an investor’s own Internet access charges) through the Investor Relations section of our website (http://www.amcor.com/investors), under "SEC Filings," our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also obtain these reports by writing to us, Attention: Investor Relations, Amcor plc, Level 11, 60 City Road, Southbank, VIC, 3006, Australia. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. - Risk Factors

    The following factors, as well as factors described elsewhere in this Annual Report on Form 10-K, or in other filings by us with the Securities and Exchange Commission, could adversely affect our business, financial condition, results of operations, or cash flows. Other factors not presently known to us or, that we presently believe are not material, could also affect our business operations and financial results.

Strategic Risks

Changes in Consumer Demand — We are exposed to changes in consumer demand patterns and customer requirements in numerous industries.

    Sales of our products and services depend heavily on the volume of sales made by our customers to consumers. Alternative consumer preferences for products in the industries that we serve or the packaging formats in which such products are delivered, whether as a result of changes in cost, convenience or health, environmental and social concerns and perceptions, may result in a decline in the demand for certain of our products or the obsolescence of some of our existing products. Any new products that we produce may not meet sales or margin expectations due to many factors, including our or our customers' inability to accurately predict customer demand, end user preferences or movements in industry standards, or to develop products that meet consumer demand in a timely and cost-effective manner.

    Changing preferences for products and packaging formats may result in increased demand for other products we produce. However, to the extent changing preferences are not offset by demand for new or alternative products, changes to consumer preferences could have an adverse effect on our business, financial condition, results of operations, or cash flows.

Key Customers and Customer Consolidation — The loss of key customers, a reduction in their production requirements or consolidation among key customers could have a significant adverse impact on our sales revenue and profitability.

    Relationships with our customers are fundamental to our success, particularly given the nature of the packaging industry and the other supply choices available to customers. While we do not have a single customer accounting for more than ten percent of our net sales, customer concentration can be more pronounced within certain businesses. Consequently, the loss of any of our key customers or any significant reduction in their production requirements, or an adverse change in the terms of our supply agreements with them, could reduce our sales revenue and net profit. There is no assurance that existing customer relationships will be renewed at existing volume or price levels, or at all.

    Customers with operations subject to physical risks, including due to climate change, may relocate production to areas that are less impacted and such areas may be out of range of Amcor's production sites or supplying such relocated facilities may lead to additional costs. Any loss, change, or other adverse event related to our key customer relationships could have an adverse effect on our business, financial condition, results of operations, or cash flows, which effect may be material.

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

    The loss of business from our larger customers, or the renewal of business on less favorable terms, may have a significant impact on our operating results. In addition, our competitors may develop a disruptive technology or other technological innovations that could increase their ability to compete for our current or potential customers. No assurance can be given that the actions of established or potential competitors will not have an adverse effect on our ability to implement our plans and on our business, financial condition, results of operations, or cash flows.

Expanding Our Current Business — We may be unable to expand our current business effectively through either organic growth, including product innovation, or acquisitions.

    Our business strategy includes both organic expansion of our existing operations, particularly through efforts to strengthen and expand relationships with customers in emerging markets, product innovation, including to address changes in the industry or regulatory environments, and expansion through acquisitions. However, we may not be able to execute our strategy effectively for reasons within and outside our control. Our ability to grow organically may be limited by, among other things, extensive saturation in the locations in which we operate or a change or reduction in our customers’ growth plans due to changing economic conditions, strategic priorities, or otherwise. For many of our businesses, organic growth depends on product innovation, new product development, and timely responses to changing consumer demands and preferences. Consequently, failure to develop new or improved products in response to changing consumer preferences in a timely manner may hinder our growth potential, affect our competitive position, and adversely affect our business and results of operations.

    Additionally, over the past decade, we have pursued growth through acquisitions, and there can be no assurance that we will be able to identify suitable acquisition targets in the right geographic regions and with the right participation strategy in the future, or to complete such acquisitions on acceptable terms or at all. If we are unable to identify acquisition targets that meet our investment criteria and close such transactions on acceptable terms, our potential for growth by way of acquisition may be restricted, which could have an adverse effect on achievement of our strategy and the resulting expected financial benefits.

    We also may face challenges in integrating our acquisitions with our existing operations. These challenges could include difficulty in integrating or consolidating business processes and systems and challenges with integrating the business cultures which may lead to anticipated benefits of acquisitions not being realized fully, or at all, or may take longer to realize than expected or involve more costs to do so. In addition, the process of integrating operations could result in an interruption of normal business operations.

Operational Risks

Global Economic Conditions — Challenging current and future global economic conditions, including inflation and supply chain disruptions, have had, and may continue to have, a negative impact on our business operations and financial results.

    Demand for our products and services is dependent on consumer demand for our packaging products, including packaged food, beverage, healthcare, personal care, agribusiness, industrial, and other consumer goods. As a result, general economic downturns in our key geographic regions and globally can adversely affect our business operations and financial results. The COVID-19 pandemic and Russia-Ukraine conflict have increased volatility in world economies. Current global economic challenges, including relatively high inflation and supply chain constraints in key regions in which we operate, are likely to continue to put pressure on our business.

    When challenging economic conditions exist, our customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands, and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. Although we take measures to mitigate the impact of inflation, including through pricing actions and productivity programs, if these actions are not effective our cash flow, financial condition, and results of operations could materially and adversely be impacted. In addition, there could be a time lag between recognizing the benefit of our mitigating actions and when the inflation occurs and there is no assurance that our mitigating measures will be able to fully mitigate the impact of inflation.

    Political uncertainty may also contribute to the general economic conditions in one or more markets in which we operate. For example, in fiscal year 2022, political developments and general civil unrest in South Africa and the Russia-Ukraine conflict resulted in net expenses of $213 million, including impairment and restructuring expenses. Future unrest in other regions in which we operate could result in a material impact to our financial condition. Political developments can also disrupt the markets we serve and the tax jurisdictions in which we operate, and may cause us to lose customers, suppliers, and employees, and adversely impact profitability.

International Operations — Our international operations subject us to various risks that could adversely affect our business operations and financial results.

    We have operations throughout the world, including facilities located in emerging markets. In fiscal year 2022, approximately 73% of our sales revenue came from developed markets and 27% came from emerging markets. We expect to continue to expand our operations in the future, particularly in the emerging markets.

    Management of global operations is complex, particularly given the often substantial differences in the cultural, political, and regulatory environments of the countries in which we operate. In addition, many of the countries in which we have operations, including Argentina, Brazil, China, Colombia, India, Peru, Russia, South Africa, and Ukraine, have underdeveloped or developing legal, regulatory, or political systems, which are subject to dynamic change, including civil unrest.

The profitability of our operations may be adversely impacted by, among other things:
•changes in applicable fiscal or regulatory regimes;
•changes in, or difficulties in interpreting and complying with, local laws, sanctions, and regulations, including tax, labor, foreign investment and foreign exchange control laws;
•nullification, modification, or renegotiation of, or difficulties or delays in enforcing, contracts with clients or joint venture partners that are subject to local law;
•reversal of current political, judicial, or administrative policies encouraging foreign investment or foreign trade, or relating to the use of local agents, representatives, or partners in the relevant jurisdictions;
•pandemics, such as COVID-19, impacting various regions of the world unequally; or
•changes in exchange rates and inflation, including hyperinflation, which may be further exacerbated by the COVID-19 pandemic.

    Further, sustained periods of legal, regulatory, or political instability in the emerging markets in which we operate could have an adverse effect on our business, cash flow, financial condition, and results of operations, which effect may be material.

    The recent conflict between Russia and Ukraine has negatively impacted the global economy and led to various economic sanctions being imposed by the U.S., United Kingdom, European Union, and other countries against Russia. In advance of the conflict, we proactively suspended operations at our manufacturing site in Ukraine. We also operate three manufacturing facilities in Russia which we have classified as held for sale at June 30, 2022. We have recorded impairment charges related to our operations in Ukraine and Russia of $138 million in fiscal year 2022. It is not possible to predict the broader or longer-term consequences of this conflict. Further sanctions as well as steps taken by our customers, suppliers, or other stakeholders may disrupt our ability to sell our assets in Russia. Continued escalation of geopolitical tensions related to the conflict could result in the loss of property, supply chain disruptions, significant inflationary pressure on raw material prices and cost and supply of other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns given regional shortages of food ingredients and other factors, credit and capital market disruption which could impact our ability to obtain financing, increase in interest rates, and adverse foreign exchange impacts. These broader consequences could have a material adverse effect on our business, cash flow, financial condition, and results of operations.

    The international scope of our operations, which includes limited sales of our products to entities located in countries subject to certain economic sanctions administered by the U.S. Office of Foreign Assets Control, and the U.S. Department of State, and Trade and other applicable national and supranational organizations (collectively, "Sanctions"), and operations in certain countries that are from time to time subject to Sanctions, including those enacted as a result of the Russia-Ukraine conflict, also requires us to maintain internal processes and control procedures. Failure to do so could result in breach by our employees of various laws and regulations, including those relating to money laundering, corruption, export control, fraud, bribery, insider trading, antitrust, competition, and economic sanctions, whether due to a lack of integrity or awareness or otherwise. Any such breach could have an adverse effect on our financial condition and result in reputational damage to our business, which effect may be material.

Raw Materials — Price fluctuations or shortages in the availability of raw materials, energy and other inputs could adversely affect our business.

    As a manufacturer of packaging products, our sales and profitability are dependent on the availability and cost of raw materials and labor and other inputs, including energy. All of the raw materials we use are purchased from third parties and our primary inputs include polymer resins and films, inks and solvents, aluminum, and fiber-based carton board. Prices for these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, pandemics, such as COVID-19, currency and commodity price fluctuations, resource availability, transportation costs, weather conditions and natural disasters, geopolitical risks, including war (such as the Russia-Ukraine conflict) and instability, and other factors impacting supply and demand pressures. For example, we have seen disruptions in the supply of certain raw materials, such as specialty resins, and increased price volatility of certain raw materials across many of the regions in which we operate since the second half of fiscal year 2021. Additionally, changes in international trade policy in the countries in which we operate could materially impact the cost and supply of raw materials as duties are assessed on raw materials used in our production process and global supply of key raw materials is disrupted. For example, in 2018, the U.S. government imposed a 10% tariff on all aluminum imports into the United States from China and in July 2022, the U.S. Department of Commerce announced an investigation to determine whether imports of aluminum from Thailand and South Korea circumvented the duties on Chinese aluminum.

    While we have largely been able to successfully manage through these supply disruptions and related price volatility, there is no assurance we will be able to successfully navigate through any ongoing and future disruptions. Increases in costs and disruptions in supply can have an adverse effect on our business and financial results. Although we seek to mitigate these risks through various strategies, including by entering into contracts with certain customers which permit certain price adjustments to reflect increased raw material costs or by otherwise seeking to increase our prices to offset increases in raw material costs and seeking alternative sources of supply for key raw materials, there is no guarantee that we will be able to anticipate or mitigate commodity and input price movements or mitigate supply disruptions. In addition, there may be delays in adjusting prices to correspond with underlying raw material costs and corresponding impacts on our working capital and level of indebtedness and any failure to anticipate or mitigate against such movements could have an adverse effect on our business, financial condition, results of operations, or cash flows, which effect may be material.

Commercial Risks — We are subject to production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic volatility.

    We face a number of commercial risks, including (i) operational disruption, such as mechanical or technological failures or forced closures due to pandemics or war (such as COVID-19 or the Russia-Ukraine conflict), each of which could, in turn, lead to production loss and/or increased costs, (ii) shortages in manufacturing inputs due to the loss of key suppliers or their inability to supply inputs and (iii) risks associated with development projects (such as cost overruns and delays).

    Supply shortages, fluctuations in freight costs, limitations on shipping capacity, or other disruptions in our supply chain, including as a result of sourcing materials from a single supplier or those that may occur related to COVID-19 or other natural disasters, or war, could affect our ability to obtain timely delivery of raw materials, equipment and other supplies, and in turn, adversely impact our ability to supply products to our customers. Such disruptions could have an adverse effect on our business and financial results. In response to the COVID-19 pandemic, we have implemented employee safety measures across all our supply chain facilities, including proper hygiene, social distancing and temporary screening which at a minimum are in compliance with local government regulations. These measures may not be sufficient to prevent the spread of COVID-19 among our employees. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively impact our supply chain, manufacturing, distribution, or other business activities.

    Additionally, the insolvency of, or contractual default by, any of our customers, suppliers, and financial institutions, such as banks and insurance providers, may have a significant adverse effect on our operations and financial condition. Such risks are exacerbated in times of economic volatility (such as economic volatility caused by COVID-19 and the Russia-Ukraine conflict), either globally or in the geographies and industries in which our customers operate. If a counterparty defaults on a payment obligation to us, we may be unable to collect the amounts owed and some or all of these outstanding amounts may need to be written off. If a counterparty becomes insolvent or is otherwise unable to meet its obligations in connection with a particular project, we may need to find a replacement to fulfill that party’s obligations or, alternatively, fulfill those obligations ourselves, which is likely to be more expensive. The occurrence of any of these risks, including any default by our counterparties, could have an adverse effect on our business, financial condition, results of operations, or cash flows, which effect may be material and result in a competitive disadvantage.

Global Health Outbreaks — Our business and operations may be adversely affected by the ongoing Coronavirus pandemic ("COVID-19") or other similar pandemics.

    Our business and financial results may be negatively impacted by outbreaks of contagious diseases, including COVID-19. As a result of COVID-19, governmental authorities have implemented and, in certain regions, are continuing to implement numerous measures to try to contain the virus, such as travel bans and restrictions, limitations on gatherings, quarantines, shelter-in-place orders, and business shutdowns. Measures providing for business shutdowns generally exclude essential services and the critical infrastructure supporting the essential services. We have experienced minimal disruptions to our operations to date as we have largely been deemed as providing essential services.

    COVID-19 has in the past, and could in the future result in the temporary closure of our facilities, the facilities of our suppliers, or other suppliers in our supply chain. In limited cases to date, certain customers have shut down their operations temporarily to deal with the outbreak within their facilities, which has impacted their demand, and we may continue to experience volatility in demand from temporary customer shutdowns. In addition, COVID-19 has significantly impacted and may further impact the economies and financial markets of affected countries, including negatively impacting economic growth, the proper functioning of capital markets, supply chains, foreign currency exchange rates and interest rates. COVID-19 may result in a prolonged economic downturn, such as increased unemployment, decreases in capital spending, business shutdowns, or economic recessions, which could negatively affect demand for our customers’ products. Despite our efforts to manage these impacts, the extent to which COVID-19 or other pandemics impact our business and operations, including our ability to secure financing at attractive rates, is unknown and the effect could be material.

Attracting and Retaining Skilled Workforce — If we are unable to attract and retain our global executive management team and our skilled workforce, we may be adversely affected.

    Our continued success depends on our ability to identify, attract, develop, and retain skilled personnel in our global executive management team and our operations. We focus on our talent acquisition processes, as well as our onboarding and talent and leadership programs, to ensure our key new hires and skilled personnel’s efficiency and effectiveness aligns with Amcor’s values and ways of working. However, any failure to successfully transition key new hires and retain our skilled personnel in any of our operations and our global executive management team, could impact our ability to execute on our strategic plans, make it difficult to meet our performance objectives and be disruptive to our business.

    We are also impacted by regional labor shortages, inflationary pressures on wages, and an increasingly competitive labor market. While we have been successful to date in responding to regional labor shortages and maintaining plans for continuity of succession, there can be no assurance that we will be able to manage through future labor shortages or recruit, develop, assimilate, motivate, and retain employees in the future who actively promote and meet the standards of our culture.

Operational EHS Risks — We are subject to costs and liabilities related to current and future environment, health and safety ("EHS") laws and regulations, as well as changes in the global climate, that could adversely affect our business.

    We are required to comply with EHS laws, rules, and regulations in each of the countries in which we operate and do business. Additionally, many of our products come into contact with the healthcare products and food and beverages they package and therefore, we are also subject to certain local and international standards related to such products. Compliance with these laws and regulations can require significant expenditure of financial and employee resources.

    In addition, changes to such laws, regulations and standards are made or proposed regularly, and some of the proposals, if adopted, might, directly or indirectly, result in a material reduction in the operating results of one or more of our operating units. For instance, an increase in legislation with respect to litter related to plastic packaging or related recycling programs may cause legislators in some countries and regions in which our products are sold to consider banning or limiting certain packaging formats or materials. Additionally, increased regulation of emissions linked to climate change, including greenhouse gas (carbon) emissions and other climate-related regulations, could potentially increase the cost of our operations due to increased costs of compliance (which may not be recoverable through adjustment of prices), increased cost of fossil fuel-based inputs and increased cost of energy intensive raw material inputs. However, any such changes are uncertain, and we cannot predict the amount of additional capital expenses or operating expenses that would be necessary for compliance.

    Federal, state, provincial, and local laws and requirements pertaining to workplace health and safety conditions are significant factors in our business to assure our people at all locations are able to go home safely every day. Changes to these laws and requirements may result in additional costs and actions across the affected country and/or region. Various government agencies may promulgate new or modified legislation, and implement special emphasis programs and enforcement actions that could impact specific Company operations covered by the respective program.

    Federal, state, provincial, foreign, and local environmental requirements relating to air, soil, and water quality, handling, discharge, storage, and disposal of a variety of substances, and climate change are also significant factors in our business and changes to such requirements generally result in an increase to our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third party at various facilities we own, used, or operate (including facilities that may be acquired by us in the future). Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditure.

    We have incurred in the past, and may incur in the future, fines, penalties, and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values, and toxic tort claims. Provisions are raised when it is considered probable that we have some liability and the amount can be reasonably estimated. However, because the extent of potential environmental damage, and the extent of our liability for such damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently provisioned amount. Accordingly, additional charges could be incurred that would have an adverse effect on our operating results and financial position, which may be material.

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

Climate Change - Our business is subject to risks related to climate change which could negatively impact our business operations and financial results.

    Climate change may have a progressively adverse impact on our business and those of our customers, suppliers, and partners. Many of the geographic areas where our production is located and where we conduct business may be affected by natural disasters, including earthquakes, snowstorms, hurricanes, flooding, forest fires, and drought. Such events may have a physical impact on our facilities, inventory, suppliers, and equipment and any unplanned downtime at any of our facilities could result in unabsorbed costs that could negatively impact our results of operations for the period in which it experienced the downtime. Longer-term climate change patterns could significantly alter customer demand which is especially true for customers who rely on supply chains routinely impacted by weather. For example, agricultural supply chains would be impacted by increased levels of drought or flooding and customers in coastal regions would be impacted by frequent flooding.

Information Technology and Cybersecurity Risks

Information Technology — A failure or disruption in our information technology systems could disrupt our operations, compromise customer, employee, supplier, and other data, and could negatively affect our business.

    We rely on the successful and uninterrupted functioning of our information technology and control systems to securely manage operations and various business functions, and on various technologies to process, store, and report information about our business, and to interact with customers, suppliers, and employees around the world. In addition, our information systems increasingly rely on cloud solutions which require different security measures. These measures cover technical changes to our network security, organization, and governance changes as well as alignment of third-party suppliers on market standards. As with all information technology systems, our systems may be susceptible to damage, disruption, information loss or shutdown due to a variety of factors including power outages, failures during the process of upgrading or replacing software, hardware failures, computer viruses, catastrophic events, telecommunications failures, user errors, unauthorized access, and malicious or accidental destruction, or theft of information or functionality.

Cybersecurity Risk — The disruption of our operations or risk of loss of our sensitive business information could negatively impact our financial condition and results of operations.

    Increased cyber-attacks, including computer viruses, ransomware, unauthorized access attempts, phishing, hacking, and other types of attacks pose a risk to the security and availability of our information technology systems, including those provided by third parties. We have experienced and expect to continue to experience actual and attempted cyber-attacks of our information technology systems and networks. Geopolitical turmoil, including as a result of the Russia-Ukraine conflict, heightens the risk of cyber-attacks. While we have operational safeguards in place to detect and prevent cyber-attacks and to date have not experienced any significant impacts, our safeguards may not always be able to prevent a cyber-attack from impacting our systems which could have a material impact on our business, financial condition, results of operations, or cash flows. In addition, our customers and suppliers are susceptible to cyber-attacks and disruption to their information technology systems could result in reduced demand for our products or limit our ability to supply our products.

    We also maintain and have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations, and customer controls. Despite our efforts to protect such information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, cyber-attacks, misplaced or lost data, and programming and/or user errors that could lead to the compromising of sensitive, confidential, or personal data or information. Information system damages, disruptions, shutdowns, or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers, and business opportunities, violation of privacy laws and legal liability, regulatory fines, penalties or intervention, negative publicity resulting in reputational damage, reimbursement or compensatory payments, and other costs, any of which could have an adverse effect on our business, financial condition, results of operations, or cash flows, which affect may be material and result in a competitive disadvantage. Although we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, and services remain potentially vulnerable to advanced and persistent threats.

Financial Risks

Indebtedness and Credit Rating — A significant increase in our indebtedness or a downgrade in our credit rating could reduce our operating flexibility and increase our borrowing costs and negatively affect our financial condition and results of operations.

    At June 30, 2022, we had $6.5 billion of debt outstanding and a $1.4 billion undrawn revolving credit facility and we are not restricted in incurring, and may incur, additional indebtedness in the future. Our ability to pay interest and repay the principal of our indebtedness is dependent on our ability to generate sufficient cash flows which is dependent, in part, on prevailing economic and competitive conditions and certain legislative, regulatory, and other factors beyond our control. If we are unable to maintain sufficient cash flows from operations to meet our debt commitments, our financial condition and results of operations are likely to be materially adversely impacted.

    We use cash provided by operations, commercial paper issuances, bank term loans, committed revolving credit facilities, debt issuances, and equity issuances to meet our funding needs. Credit rating agencies rate our debt securities on many factors, including our financial results, their view of the general outlook for our industry, and their view of the general outlook for the global economy. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt. Actions taken by the rating agencies include maintaining, upgrading or downgrading the current rating or placing us on a watch list for a possible future downgrade. If rating agencies downgrade our credit rating, place us on a watch list, or if there are adverse market conditions, including disruptions in the commercial paper market, the impacts could include reduced access to the commercial paper, credit and capital markets, an increase in the cost of our borrowings or the fees associated with our bank credit facility, or an increase in the credit spread incurred when issuing debt in the capital markets. Refer to "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources," of this Annual Report on Form 10-K for more information on our credit rating profile.

    In addition, a significant number of our operating subsidiaries are not guarantors of our indebtedness. In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves, or otherwise winds up, the assets of such subsidiary will be used to satisfy the claims of its creditors. The non-guarantor subsidiaries have no direct obligations in respect of our indebtedness and therefore, a direct claim against any non-guarantor subsidiary and any claims to enforce payment on our indebtedness will be structurally subordinated to all of the claims of the creditors of our non-guarantor subsidiaries.

Exchange Rates — We are exposed to foreign exchange rate risk.

    We are subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our financial performance. Transactional foreign exchange exposures result from exchange rate fluctuations, including in respect of the U.S. dollar, the Euro, the Russian ruble and other currencies, including in Latin America, in which our costs are denominated, which may affect our business input costs and proceeds from product sales. Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of entity functional currencies to U.S. dollars, our reporting currency, and may affect the reported value of our assets and liabilities and our income and expenses. In particular, our translational exposure may be impacted by movements in the exchange rate between the Euro, the United Kingdom Pound Sterling, the Australian Dollar, the Chinese Yuan, and the Brazilian Real against the U.S. dollar.

    Exchange rates between transactional currencies may change rapidly due to a variety of factors. In addition, we have recognized foreign exchange losses related to the currency devaluation in Argentina and its designation as a highly inflationary economy under U.S. GAAP. See Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements for further information regarding highly inflationary accounting.

    To the extent currency devaluation occurs across our business, we are likely to experience a lag in the timing to pass through U.S. dollar-denominated input costs across our business, which would adversely impact our margins and profitability. As such, we may be exposed to future exchange rate fluctuations, and such fluctuations could have an adverse effect on our reported cash flow, financial condition, and results of operations, the effect of which may be material. Our Board of Directors has approved a hedging policy to limit and manage the risk of such foreign exchange fluctuations, however, if our hedges are not effective in mitigating our foreign currency risks, if we are under-hedged, or if a hedge provider defaults on their obligations under hedging arrangements, it could have an adverse impact on our results of operations.

Interest Rates — Rising interest rates increase our borrowing costs on our variable rate indebtedness and could have other negative impacts.

     As of June 30, 2022, approximately fifty percent of our indebtedness was subject to variable interest rates. When interest rates increase, our debt service obligations increase on our variable rate indebtedness even though the amount borrowed remains the same. Increases in short-term interest rates will directly impact the amount of interest we pay. We manage exposure to interest rates by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, entering into various derivative instruments. However, if our derivative instruments are not effective in mitigating our interest rate risk, if we are under-hedged, or if a hedge provider defaults on their obligations under hedging arrangements, it could have an adverse impact on our results of operations.

    In addition, rising interest rates could reduce the attractiveness of cash management programs we use, such as customer and supply chain finance programs, which could negatively impact our cash and working capital and increase our borrowings. Refer to Note 14, "Debt," of the notes to consolidated financial statements for information about our variable rate borrowings. Also refer to "Item 7A - Quantitative and Qualitative Disclosures about Market Risk," including interest rate risk, in this Annual Report on Form 10-K.

Goodwill and Other Intangible Assets — A significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and financial position.

    As of June 30, 2022, we had $6.9 billion of goodwill and other intangible assets. We review our goodwill balance for impairment at least once a year and whenever events or a change in circumstances indicate that an impairment may have occurred using the business valuation methods allowed in accordance with current accounting standards. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. In addition, if we make changes in our business strategy or if external conditions, such as the Russia-Ukraine conflict, adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results. If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth. We have identified the valuation of intangible assets and goodwill as a critical accounting estimate. See "Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Estimates and Judgments," of this Annual Report on Form 10-K.

Internal Controls — If we fail to maintain an effective system of internal control over financial reporting we may not be able to accurately report our financial results which may adversely affect investor confidence and adversely impact our stock price.

    We have been subject to the requirements of Section 404 of the Sarbanes-Oxley Act ("SOX") since fiscal year 2020. While our internal controls over financial reporting currently meet the standards set forth in SOX, our internal control over financial reporting may not prevent or detect misstatements as any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance from misstatement. We identified two material weaknesses in our internal control over financial reporting in connection with our listing on the NYSE in 2019 related to U.S. GAAP expertise and segregation of duties within key information technology systems which were remediated in fiscal years 2020 and 2021, respectively.

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

    Additionally, we retain a portion of our insurable risk through a captive insurance company, Amcor Insurances Pte Ltd, which is located in Singapore. Our captive insurance company collects annual premiums from our business groups, and assumes specific risks relating to various risk exposures, including property damage. The captive insurance company may be required to make payment for insurance claims which exceed the captive's reserves, which could have an adverse effect on our business, financial condition, results of operations, or cash flows.

Legal and Compliance Risks

Intellectual Property — Our inability to defend our intellectual property rights or intellectual property infringement claims against us could have an adverse impact on our ability to compete effectively.

    Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a number of patents on our products, aspects of our products, methods of use and/or methods of manufacturing, and we own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products. We also rely on trade secrets, know-how, and other unpatented proprietary technology. If we are unable to detect the infringement of our intellectual property or to enforce our intellectual property rights, our competitive position may suffer. The use of our intellectual property by someone else without our authorization could reduce certain of our competitive advantages, cause us to lose sales or otherwise harm our business.

    We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright, and trade secret laws of the countries in which we operate, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. Our pending patent applications, and our pending trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents or trademarks. Our competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. In addition, our patents, trademarks, and other intellectual property rights may not provide us a significant competitive advantage. Furthermore, many of the countries in which we operate, particularly the emerging markets, do not have intellectual property laws that protect proprietary rights as fully as the laws of the more developed jurisdictions in which we operate, such as the United States and the European Union. The costs associated with protecting our intellectual property rights could also adversely impact our business.

    Similarly, while we have not received any significant claims from third parties suggesting that we may be infringing on their intellectual property rights, there can be no assurance that we will not receive such claims in the future. If we were held liable for a claim of infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products. Intellectual property litigation, which could result in substantial cost to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all. Failure to protect our patents, trademarks, and other intellectual property rights could have an adverse effect on our business, financial condition, results of operations, or cash flows.

Litigation — Litigation, including product liability claims, or regulatory developments could adversely affect our business operations, and financial performance.

    We are, and in the future will likely become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Given our global footprint, we are exposed to more uncertainty regarding the regulatory environment. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. In addition, actions we have taken or may take, or decisions we have made or may make, as a consequence of COVID-19 or the Russia-Ukraine conflict, may result in legal claims or litigation against us. Refer to "Item 3. - Legal Proceedings" of this Annual Report on Form 10-K.

Environmental, Social and Governance ("ESG") Practices — Increasing scrutiny and changing expectations from investors, customers, and governments with respect to our ESG practices and commitments may impose additional costs on us or expose us to additional risks.

    There is an increased scrutiny from shareholders, customers, and governments on corporate ESG practices. Our commitment to sustainability and ESG practices remains at the core of our business and we have established goals and targets related to our commitment. However, our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. Many of our large, global customers are also committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to support customers in achieving these reductions, customers may seek out competitors who are better able to support such reductions. A failure, or perceived failure, to respond to expectations of all parties, including with meeting our own climate-related and other ESG target ambitions, could cause harm to our business and reputation and have a negative impact on the trading price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and disclosures which may result in increased expenditures for environmental controls, new taxes on the products we produce and significantly increase our compliance costs to meet new disclosure requirements.

Environmental, Health, and Safety regulations — Changing government regulations in environmental, health, and safety matters, including climate change, may adversely affect our company.

    Numerous legislative and regulatory initiatives have been passed and anticipated in response to concerns about greenhouse gas emissions and climate change. We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products. Increased environmental legislation or regulation, including regulations related to extended producer responsibility ("EPR"), could result in higher costs for us in the form of higher raw material cost, increased energy and freight costs, and new taxes on packaging products or result in reduced demand. It is possible that certain materials might cease to be permitted to be used in our processes. Government bans of, or restrictions on certain materials or packaging formats may close off markets to Amcor's business. Mandates to use certain types of materials, such as post-consumer recycled ("PCR") content, may lead to supply shortages and higher prices for those materials as current recycling rates may be insufficient to meet increased demand for PCR within and beyond the packaging industry.

    We could also incur additional compliance costs for monitoring and reporting emissions and for maintaining permits. Additionally, a sizable portion of our business comes from healthcare packaging and food and beverage packaging, both highly regulated markets. If we fail to comply with these regulatory requirements, our results of operations could be adversely impacted.

Tax Law Changes —Changes in tax laws or changes in our geographic mix of earnings could have a material impact on our financial condition and results of operation.

    We are subject to income and other taxes in the many jurisdictions in which we operate. Tax laws and regulations are complex and the determination of our global provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. We are subject to routine examinations of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. Our future income taxes could also be negatively impacted by our mix of earnings in the jurisdictions in which we operate being different than anticipated given differences in statutory tax rates in the countries in which we operate. In addition, certain tax policy efforts, including any tax law changes resulting from the Organization for Economic Cooperation and Development ("OECD") and the G20's inclusive framework on Base Erosion and Profit Shifting ("BEPS"), could adversely impact our tax rate and subsequent tax expense. Despite the publication of the Anti Global Base Erosion model rules and initial commentary, there are many open points to be clarified and there is still significant uncertainty, which we will continue to monitor until a more conclusive assessment will be possible.

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

Item 1B. - Unresolved Staff Comments

    None.

Item 2. - Properties

    We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. Our manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The breakdown of our significant manufacturing and support facilities at June 30, 2022 were as follows:

Flexibles Segment

    This segment has 169 significant manufacturing and support facilities located in 39 countries, of which 118 are owned directly by us and 51 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 36 years and have one or more renewal options.

Rigid Packaging Segment

    This segment has 52 significant manufacturing and support facilities located in 11 countries, of which 12 are owned directly by us and 40 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 20 years and have one or more renewal options.

Corporate and General

    Our primary executive offices are located in Zurich, Switzerland.

Item 3. - Legal Proceedings

    Refer to Note 20, "Contingencies and Legal Proceedings," of the notes to consolidated financial statements for information about legal proceedings.

Item 4. - Mine Safety Disclosures

    Not applicable.

PART II

Item 5. - Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our ordinary shares are traded on the New York Stock Exchange (the "NYSE") under the symbol AMCR and our CHESS Depositary Instruments ("CDIs") are traded on the Australian Securities Exchange (the "ASX") under the symbol AMC. As of June 30, 2022, there were 105,788 registered holders of record of our ordinary shares and CDIs.

Share Repurchases

    Share repurchase activity during the three months ended June 30, 2022 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
April 1 - 30, 2022	—	$—	—	$178
May 1 - 31, 2022	11,324	12.62	10,324	45
June 1 - 30, 2022	3,423	13.24	3,423	—
Total	14,747	$12.76	13,747

(1)Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2)Average price paid per share excludes costs associated with the repurchase.
(3)On August 17, 2021, our Board of Directors approved a buyback of $400 million of ordinary shares and/or CHESS Depositary Instruments ("CDIs") during the following twelve months. In addition, on February 1, 2022, our Board of Directors approved an additional $200 million buyback of ordinary shares and CDIs during the next twelve months. Both buyback programs have been completed as of June 30, 2022. On August 17, 2022, our Board of Directors approved a further $400 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") during the next twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.

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

    The line graph below compares the annual percentage change in Amcor plc's cumulative total shareholder return on its ordinary shares with the cumulative total return of its Peer Group, International Packaging Peer Group, the S&P 500 Index, and the ASX 200 Index for the period beginning June 11, 2019. The graph assumes $100 was invested on June 11, 2019, and that all dividends were reinvested. The Company has elected to change the composition of the presented peer group from the International Packaging Peer Group to a new Peer Group, the composition of which is detailed later in this section. The Company believes that the new Peer Group provides investors with more relevant information about the Company's total shareholder return and relative performance against comparable companies both in Australia and internationally. As of June 30, 2022, the Company presents a transition total shareholder return graph that incorporates both Peer Group and International Packaging Peer Group.

	June 11, 2019	June 30, 2019	June 30, 2020	June 30, 2021	June 30, 2022
Amcor plc	$100.00	$102.77	$95.68	$111.82	$126.13
S&P 500	$100.00	$107.05	$115.08	$162.03	$144.83
S&P/ASX 200	$100.00	$102.08	$93.59	$131.41	$114.86
Peer Group	$100.00	$100.12	$104.54	$124.79	$126.34
International Packaging Peer Group	$100.00	$101.55	$91.28	$135.67	$114.23

    The Peer Group consists of Ansell Limited, AptarGroup, Inc., Avery Dennison Corporation, Ball Corporation, Berry Global Group, Inc., Brambles Limited, Coles Group Limited, Conagra Brands Inc., Crown Holdings, Inc., Danone SA, General Mills Inc., Graphic Packaging Holding Co, Huhtamaki Oyj, International Paper Company, Johnson & Johnson, The Kraft Heinz Company, Mondelez International, Inc., Nestlé S.A., O-I Glass, Inc., Orora Limited, Pepsico, Inc., The Procter & Gamble Company, Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company, Treasury Wine Estates Limited, Unilever PLC, Wesfarmers Limited, WestRock Company, and Woolworths Group Limited.

    The International Packaging Peer Group consists of AptarGroup, Inc., Ball Corporation, Berry Global Group, Inc., CCL Industries Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Huhtamaki Oyj, International Paper Company, Mayr-Melnhof Karton AG, O-I Glass, Inc., Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company, and WestRock Company. The International Packaging Peer Group has been replaced by the Peer Group and will not be published in future Annual Reports on Form 10-K.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Two Year Review of Results

(in millions)	2022		2021
Net sales	$14,544	100.0%	$12,861	100.0%
Cost of sales	(11,724)	(80.6)	(10,129)	(78.8)

Gross profit	2,820	19.4	2,732	21.2

Operating expenses:
Selling, general, and administrative expenses	(1,284)	(8.8)	(1,292)	(10.0)
Research and development expenses	(96)	(0.7)	(100)	(0.8)
Restructuring, impairment, and related expenses, net	(234)	(1.6)	(94)	(0.7)
Other income, net	33	0.2	75	0.6

Operating income	1,239	8.5	1,321	10.3

Interest income	24	0.2	14	0.1
Interest expense	(159)	(1.1)	(153)	(1.2)
Other non-operating income, net	11	0.1	11	0.1

Income from continuing operations before income taxes and equity in income/(loss) of affiliated companies	1,115	7.7	1,193	9.3

Income tax expense	(300)	(2.1)	(261)	(2.0)
Equity in income/(loss) of affiliated companies, net of tax	—	—	19	0.1

Net income	$815	5.6%	$951	7.4%

Net income attributable to non-controlling interests	(10)	(0.1)	(12)	(0.1)

Net income attributable to Amcor plc	$805	5.5%	$939	7.3%

Overview

    Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal-care, and other products. We work with leading companies around the world to protect their products and the people who rely on them, differentiate brands, and improve supply chains through a range of flexible and rigid packaging, specialty cartons, closures, and services. We are focused on making packaging that is increasingly light-weighted, recyclable and reusable, and made using an increasing amount of recycled content. During fiscal year 2022, Amcor generated $14.5 billion in sales from operations that spanned 221 locations in over 40 countries.

Significant Items Affecting the Periods Presented

Impact of COVID-19

    We continue to monitor the impact of the ongoing 2019 Novel Coronavirus ("COVID-19") pandemic on all aspects of our business. The COVID-19 pandemic has resulted in intermittent regional government restrictions on the movement of people, goods, and non-essential services resulting in a period of historic uncertainty and challenges. We remain focused on our commitment to the health and safety of our employees as our first priority. We expect to continue to evaluate our response and related precautions until the COVID-19 pandemic has been fully resolved as a public health crisis.

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

    We continue to believe we are well-positioned to meet the challenges of the ongoing COVID-19 pandemic. However, we cannot reasonably estimate the duration and severity of this pandemic or its ultimate impact on the global economy and our operations and financial results. The ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, the implementation of further social distancing measures and other government-imposed restrictions, as well as the nature and pace of macroeconomic recovery in key global economies.

Raw Material, Inflation, and Supply Chain Trends

    During fiscal year 2022, we experienced persistent supply shortages and price volatility of certain resins and raw materials in both of our reportable segments as a result of market dynamics that first materialized in the second half of fiscal year 2021 and higher rates of regional inflation impacting energy, fuel, and labor costs. The underlying causes for the volatility can be attributed to a variety of factors, including the ongoing impacts of the COVID-19 pandemic resulting in labor shortages and transportation constraints, energy shortages and weather disruptions impacting raw material supply in certain regions. The complex factors driving ongoing market volatility continue and could be further exacerbated by the continuation of the Russia-Ukraine conflict. We intend to continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.

South Africa Fire

    On July 13, 2021, our Durban, South Africa, manufacturing facility was destroyed by fire associated with general civil unrest. The facility employed 350 individuals and no employees were injured as the facility had been closed in advance of the disturbance. In fiscal year 2022, we recorded $45 million in expense before insurance settlements, primarily related to inventory, property, and equipment losses from the fire and other related expenses. We have insurance for the majority of property and other losses resulting from the fire and have received $33 million in insurance settlements in fiscal year 2022.

Russia-Ukraine Conflict

    Russia's invasion of Ukraine that began in February 2022 continues as of the date of the filing of this annual report. In advance of the invasion, we proactively suspended operations at our small manufacturing site in Ukraine. We also operate three manufacturing facilities in Russia. In the fourth quarter of fiscal year 2022, after a thorough review of our strategic options, we committed to sell our Russian operations, which resulted in a non-cash $90 million impairment charge.

    Since our decision in March 2022 to scale back our Russian operations, we have remained committed to continuing to support our Russian and Ukraine employees and customers. We are proactively taking steps to mitigate the financial impact of exiting our Russian operations, including adjusting our European footprint to reallocate and consolidate volumes from Russia and Ukraine to leverage utilization and deliver enhanced efficiencies across Central and Western Europe, as well as taking actions to restructure our regional cost base. In addition to the $90 million in impairment charges on assets held for sale, we incurred $48 million in other impairment charges given the expectation that certain assets not held for sale in the conflict region will not be recoverable, and $62 million in restructuring and other costs in the fourth quarter of fiscal year 2022 related to the Russia-Ukraine conflict. We expect approximately $30 million in additional restructuring and other costs in fiscal year 2023 related to our exit decision.

    For further information, refer to Note 4, "Restructuring, Impairment, and Related Expenses, net," Note 6, "Held for Sale and Discontinued Operations," and Note 7, "Restructuring" of "Part II, Item 8, Notes to Consolidated Financial Statements."

2019 Bemis Integration Plan

    In connection with the acquisition of Bemis Company, Inc. ("Bemis"), we initiated restructuring activities in the fourth quarter of 2019 aimed at integrating and optimizing the combined organization. We have exceeded the targeted pre-tax synergies of $180 million by approximately 10% driven by procurement, supply chain and general and administrative savings as of June 30, 2022.

    The 2019 Bemis Integration Plan was completed by June 30, 2022, with final pre-tax integration cost amounting to $253 million. The total 2019 Bemis Integration Plan cost includes $213 million of restructuring and related expenses, net, and $40 million of general integration expenses. The net cash expenditures for the plan, including disposal proceeds, are $170 million, of which $40 million relates to general integration expenses. As part of this Plan, we have incurred $144 million in employee related expenses, $36 million in fixed asset related expenses, $39 million in other restructuring and $45 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. In fiscal year 2022, the Plan resulted in net cash outflows of $49 million of which $47 million were payments related to restructuring and related expenditures. The remaining cash outflow will be primarily incurred in fiscal year 2023.

2018 Rigid Packaging Restructuring Plan

    On August 21, 2018, we announced a restructuring plan in Amcor Rigid Packaging ("2018 Rigid Packaging Restructuring Plan") aimed at reducing structural costs and optimizing the footprint. The Plan included the closures of manufacturing facilities and headcount reductions to achieve manufacturing footprint optimization and productivity improvements, as well as overhead cost reductions.

    The 2018 Rigid Packaging Restructuring Plan was completed by June 30, 2021 with total pre-tax restructuring costs of $121 million, of which $78 million resulted in cash expenditures, with the main component being the cost to exit manufacturing facilities and employee related costs.

    For more information about our restructuring plans, refer to Note 7, "Restructuring."

Equity Method Investment - AMVIG Holdings Limited ("AMVIG")

    We sold our equity method investment in AMVIG on September 30, 2020, realizing a net gain of $15 million, which was recorded in equity in income/(loss) of affiliated companies, net of tax in the consolidated statements of income. Prior to the sale and due to impairment indicators being present for the year ended June 30, 2020, we performed impairment tests by comparing the carrying value of our investment in AMVIG to the fair value of the investment, which was determined based on AMVIG's quoted share price. We recorded an impairment charge of $26 million in fiscal year 2020, as the fair value of the investment was below its carrying value. Refer to Note 8, "Equity Method and Other Investments."

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the U.S. dollar. The transition to highly inflationary accounting resulted in a negative impact on monetary balances of $16 million, $19 million, and $28 million that was reflected in the consolidated statements of income for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

Results of Operations

The following is a discussion and analysis of changes in the results of operations for fiscal year 2022 compared to fiscal year 2021. A discussion and analysis regarding our results of operations for fiscal year 2021 compared to fiscal year 2020 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 24, 2021 and incorporated by reference.

Consolidated Results of Operations

($ in millions, except per share data)	2022	2021
Net sales	$14,544	$12,861
Operating income	1,239	1,321
Operating income as a percentage of net sales	8.5%	10.3%

Net income attributable to Amcor plc	$805	$939
Diluted Earnings Per Share	$0.529	$0.602

    Net sales increased by $1,683 million, or by 13.1%, in fiscal year 2022, compared to fiscal year 2021. Excluding the impact of disposed and ceased operations of $87 million, or (0.7%), negative currency impacts of $249 million, or (1.9%), and pass-through of raw material costs of $1,530 million, or 11.9%, the increase in net sales for the fiscal year 2022 was $490 million or 3.8%, driven by marginally favorable volumes of 0.4% and favorable price/mix of 3.4%.

    Net income attributable to Amcor plc decreased by $134 million, or by 14.3%, in fiscal year 2022, compared to fiscal year 2021, mainly as a result of increased restructuring, impairment, and related expenses, net of $140 million, largely due to costs related to the Russia-Ukraine conflict, and higher tax charges of $39 million, offset by increased gross profit of $88 million.

    Diluted earnings per share ("Diluted EPS") decreased by $0.073, or by 12.1%, in fiscal year 2022, compared to fiscal year 2021, with net income attributable to ordinary shareholders decreasing by 14.3% and the diluted weighted-average number of shares outstanding decreasing by 2.6%. The decrease in the diluted weighted-average number of shares outstanding was due to repurchase of shares under announced share buyback programs.

Segment Results of Operations

    Flexibles Segment

    The Flexibles reportable segment develops and supplies flexible packaging globally.

($ in millions)	2022	2021
Net sales including intersegment sales	$11,151	$10,040
Adjusted EBIT from continuing operations	1,517	1,427
Adjusted EBIT from continuing operations as a percentage of net sales	13.6%	14.2%

    Net sales including intersegment sales increased by $1,111 million, or by 11.1%, in fiscal year 2022, compared to fiscal year 2021. Excluding the impact of disposed and ceased operations of $87 million, or (0.8%), negative currency impacts of $248 million, or (2.5%), and pass-through of raw material costs of $1,091 million, or 10.9%, the increase in net sales including intersegment sales for fiscal year 2022 was $355 million, or 3.5%, driven by favorable price/mix.

    Adjusted earnings before interest and tax from continuing operations ("Adjusted EBIT") increased by $90 million, or by 6.3% in fiscal year 2022, compared to fiscal year 2021. Excluding the impact of disposed and ceased operations of $4 million, or (0.2%) and negative currency impacts of $31 million, or 2.3%, the increase in Adjusted EBIT for fiscal year 2022 was $125 million, or 8.8%, driven by favorable price/mix of 8.0%, plant cost improvements of 2.4% and favorable volumes of 0.8%, partially offset by unfavorable selling, general, and administrative ("SG&A") and other cost impacts of (2.4%).

    Rigid Packaging Segment

    The Rigid Packaging reportable segment manufactures rigid packaging containers and related products.

($ in millions)	2022	2021
Net sales	$3,393	$2,823
Adjusted EBIT from continuing operations	289	299
Adjusted EBIT from continuing operations as a percentage of net sales	8.5%	10.6%

    Net sales increased by $570 million, or by 20.2%, in fiscal year 2022, compared to fiscal year 2021. Excluding positive currency impacts of $1 million, and pass-through of raw material costs of $439 million, or 15.6%, the increase in net sales including intersegment sales for the fiscal year 2022 was $132 million, or 4.7%, driven by favorable volumes of 2.8% and favorable price/mix of 1.9%.

    Adjusted EBIT decreased by $10 million, or by 3.3%, in fiscal year 2022, compared to fiscal year 2021. With minor impacts from currency impacts, the decrease in Adjusted EBIT for fiscal year 2022 was $10 million, or 3.5%, driven by favorable price/mix of 20.5%, favorable volumes of 9.2%, unfavorable plant costs of (30.0%), and unfavorable selling, general, and administrative ("SG&A"), and other cost impacts of (3.2%).

Consolidated Gross Profit

($ in millions)	2022	2021
Gross profit	$2,820	$2,732
Gross profit as a percentage of net sales	19.4%	21.2%

    Gross profit increased by $88 million, or by 3.2%, in fiscal year 2022, compared to fiscal year 2021. The increase was primarily driven by the increase in net sales of 13.1% referred to above. Gross profit as a percentage of sales decreased to 19.4% for the fiscal year 2022, primarily due to the impact on the calculation from the pass through of higher raw material costs during the period.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

($ in millions)	2022	2021
SG&A expenses	$(1,284)	$(1,292)
SG&A expenses as a percentage of net sales	(8.8)%	(10.0)%

    SG&A decreased by $8 million, or by 0.6%, in fiscal year 2022, compared to fiscal year 2021, largely driven by favorable exchange rates.

Consolidated Restructuring, Impairment, and Related Expenses, Net

($ in millions)	2022	2021
Restructuring, impairment, and related expenses, net	$(234)	$(94)
Restructuring, impairment, and related expenses, net, as a percentage of net sales	(1.6)%	(0.7)%

    Restructuring, impairment, and related costs increased by $140 million, or by 148.9%, in fiscal year 2022, compared to fiscal year 2021. The increase was primarily driven by the non-recurrence of a gain on disposal of a non-core European hospital supplies business of $52 million in fiscal year 2021, and charges related to the Russia-Ukraine conflict in fiscal year 2022, offset by the completion of the Rigid Packaging Restructuring Plan in June 2021.

Consolidated Other Income, Net

($ in millions)	2022	2021
Other income, net	$33	$75
Other income, net, as a percentage of net sales	0.2%	0.6%

    Other income, net decreased by $42 million, or by 56.0% , in fiscal year 2022, compared to fiscal year 2021, mainly due to the non-reoccurrence of credits related to a favorable Brazil Supreme Court ruling on Brazil indirect tax in fiscal year 2021.

Consolidated Interest Income

($ in millions)	2022	2021
Interest income	$24	$14
Interest income as a percentage of net sales	0.2%	0.1%

    Interest income increased by $10 million, or by 71.4%, in fiscal year 2022, compared to fiscal year 2021, mainly driven by yield improvements on Euro denominated commercial paper and improved rates on cash balances held by the Group.

Consolidated Interest Expense

($ in millions)	2022	2021
Interest expense	$(159)	$(153)
Interest expense as a percentage of net sales	(1.1)%	(1.2)%

    Interest expense increased by $6 million, or by 3.9%, in fiscal year 2022, compared to fiscal year 2021 due to higher short-term variable rates.

Consolidated Income Tax Expense

($ in millions)	2022	2021
Income tax expense	$(300)	$(261)
Effective tax rate	26.9%	21.9%

    Income tax expense increased by $39 million, or by 14.9%, in fiscal year 2022, compared to fiscal year 2021. The increase was predominantly attributable to an increase in tax provisions for uncertain tax positions.

Presentation of Non-GAAP Information

    This Annual Report on Form 10-K refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of significant tax reforms, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of deferred acquisition payments, and impacts related to the Russia-Ukraine conflict.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT from continuing operations and adjusted net income from continuing operations for fiscal years 2022, 2021, and 2020 is as follows:

	Years ended June 30,
($ in millions)	2022	2021	2020
Net income attributable to Amcor plc, as reported	$805	$939	$612
Add: Net income attributable to non-controlling interests	10	12	4
Add: (Income)/loss from discontinued operations, net of tax	—	—	8
Income from continuing operations	815	951	624
Add: Income tax expense	300	261	187
Add: Interest expense	159	153	207
Less: Interest income	(24)	(14)	(22)
EBIT from continuing operations	1,250	1,351	996
Add: Material restructuring programs (1)	37	88	106
Add: Impairments in equity method investments (2)	—	—	26
Add: Material acquisition costs and other (3)	4	7	145
Add: Amortization of acquired intangible assets from business combinations (4)	163	165	191
Add: Impact of hyperinflation (5)	16	19	28
Add: Pension settlements (6)	8	—	5
Add/(Less): Net (gain)/loss on disposals (7)	10	(9)	—
Add: Property and other losses, net (8)	13	—	—
Add: Russia-Ukraine conflict impacts (9)	200	—	—
Adjusted EBIT from continuing operations	1,701	1,621	1,497
Less: Income tax expense	(300)	(261)	(187)
Less: Adjustments to income tax expense (10)	(32)	(51)	(89)
Less: Interest expense	(159)	(153)	(207)
Add: Interest income	24	14	22
Less: Material restructuring programs attributable to non-controlling interests	—	—	(4)
Less: Net income attributable to non-controlling interests	(10)	(12)	(4)
Adjusted net income from continuing operations	$1,224	$1,158	$1,028
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for fiscal year 2022 and 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for fiscal years 2021 and 2020. Refer to Note 7, "Restructuring," for more information about our restructuring activities.

(2)Impairments in equity method investments include the impairment charges related to other-than-temporary impairments related to the investment in AMVIG. During the fiscal year 2021, we sold our interest in AMVIG. Refer to Note 8, "Equity Method and Other Investments," for more information about our equity method investments.
(3)Includes costs associated with the Bemis transaction. Fiscal year 2021 includes a $19 million benefit related to Brazil indirect taxes resulting from a May 2021 Brazil Supreme Court decision. During fiscal year 2020, material acquisition costs and other includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $88 million of Bemis transaction related costs and integration costs not qualifying as exit costs, including certain advisory, legal, audit, and audit related fees.
(4)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions, including $26 million of sales backlog amortization for the fiscal year 2020 from the Bemis acquisition.
(5)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(6)Pension settlements in fiscal year 2022 relate to the purchases of group annuity contracts and transfer of pension plan assets and related benefit obligations. Refer to Note 13, "Pension and Other Post-Retirement Plans," for more information. For fiscal year 2020, impact of pension settlements includes the amount of actuarial losses recognized in the consolidated statements of income related to the settlement of certain defined benefit plans, not including related tax effects.
(7)Net (gain)/loss on disposals includes an expense of $10 million from the disposal of non-core assets for fiscal year 2022. Refer to Note 11, "Fair Value Measurements," for more information. Fiscal year 2021 includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 8, "Equity Method and Other Investments," for further information on the disposal of AMVIG and Note 5, "Divestitures," for more information about our other disposals.
(8)Property and other losses, net includes property and related business losses primarily associated with the destruction of our Durban, South Africa facility during general civil unrest in July 2021, net of insurance recovery.
(9)Russia-Ukraine conflict impacts include $138 million of impairment charges, $57 million of restructuring and related expenses, and $5 million of other expenses for fiscal year 2022. Refer to Note 4,"Restructuring, Impairment, and Related Expenses, Net," and Note 7, "Restructuring," for further information.
(10)Net tax impact on items (1) through (9) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at June 30, 2022 and 2021 is as follows:

($ in millions)	June 30, 2022	June 30, 2021
Current portion of long-term debt	$14	$5
Short-term debt	136	98
Long-term debt, less current portion	6,340	6,186
Total debt	6,490	6,289
Less cash and cash equivalents	775	850
Net debt	$5,715	$5,439

Supplemental Guarantor Information

    Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Flexibles North America, Inc. and Amcor UK Finance plc.

•4.000% Guaranteed Senior Notes due 2025 of Amcor Flexibles North America, Inc.
•3.100% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
•3.625% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
•4.500% Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, Inc.
•2.630% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
•2.690% Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
•1.125% Guaranteed Senior Notes due 2027 of Amcor UK Finance plc

    The six notes issued by Amcor Flexibles North America, Inc. are guaranteed by its parent entity Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Amcor Finance (USA), Inc., and Amcor UK Finance plc. The note issued by Amcor UK Finance plc is guaranteed by its parent entity, Amcor plc and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc., and Amcor Finance (USA), Inc.

    On June 30, 2022, Amcor Finance (USA), Inc. and Amcor Flexibles North America, Inc. entered into supplemental indentures governing Amcor Finance (USA), Inc.'s 3.625% Guaranteed Senior Notes due 2026 and 4.500% Guaranteed Senior Notes due 2028 relating to the substitution of Amcor Flexibles North America, Inc. for Amcor Finance (USA), Inc. and the assumption by Amcor Flexibles North America, Inc. of the covenants of Amcor Finance (USA), Inc in the indenture and the securities. Both Amcor Finance (USA), Inc. and Amcor Flexibles North America, Inc. remain as guarantors of the 3.625% Guaranteed Senior Notes due 2026 and 4.500% Guaranteed Senior Notes due 2028.

    All guarantors fully, unconditionally, and irrevocably guarantee, on a joint and several basis, to each holder of the notes, the due and punctual payment of the principal of, and any premium and interest on, such note and all other amounts payable, when and as the same shall become due and payable, whether at stated maturity, by declaration of acceleration, call for redemption or otherwise, in accordance with the terms of the notes and related indenture. The obligations of the applicable guarantors under their guarantees will be limited as necessary to recognize certain defenses generally available to guarantors (including those that relate to fraudulent conveyance or transfer, voidable preference, financial assistance, corporate purpose, or similar laws) under applicable law. The guarantees will be unsecured and unsubordinated obligations of the guarantors and will rank equally with all existing and future unsecured and unsubordinated debt of each guarantor. None of our other subsidiaries guarantee such notes. The issuers and guarantors conduct large parts of their operations through other subsidiaries of Amcor plc.

    Amcor Flexibles North America, Inc. is incorporated in Missouri in the United States, Amcor UK Finance plc is incorporated in England and Wales, United Kingdom, and the guarantors are incorporated under the laws of Jersey, Australia, the United States, and England and Wales and, therefore, insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, Australian, United States, or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable Notes or Guarantees, respectively.

    Set forth below is the summarized financial information of the combined Obligor Group made up of Amcor plc (as parent guarantor), Amcor Flexibles North America, Inc. and Amcor UK Finance plc (as subsidiary issuers of the notes and guarantors of each other’s notes), and Amcor Finance (USA), Inc. and Amcor Pty Ltd (as the remaining subsidiary guarantors).

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

Statement of Income for Obligor Group
(in millions)

For the year ended June 30,	2022
Net sales - external	$1,092
Net sales - to subsidiaries outside the Obligor Group	11
Total net sales	$1,103

Gross profit	190

Net income (1)	$399

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$399
(1)Includes $648 million of net intercompany income mainly attributable to intercompany dividends and intercompany interest income.

Balance Sheet for Obligor Group
(in millions)

As of June 30,	2022
Assets
Current assets - external	$1,254
Current assets - due from subsidiaries outside the Obligor Group	83
Total current assets	1,337
Non-current assets - external	1,396
Non-current assets - due from subsidiaries outside the Obligor Group	10,978
Total non-current assets	12,374
Total assets	$13,711
Liabilities
Current liabilities - external	$2,014
Current liabilities - due to subsidiaries outside the Obligor Group	23
Total current liabilities	2,037
Non-current liabilities - external	6,456
Non-current liabilities - due to subsidiaries outside the Obligor Group	11,255
Total non-current liabilities	17,711
Total liabilities	$19,748

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

    The COVID-19 pandemic and geopolitical tensions have not materially impacted our liquidity position, current and expected cash flows from operating activities, or available cash. We believe that our cash flows provided by operating activities, together with borrowings available under our credit facilities and access to the commercial paper market, backstopped by our bank debt facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures, and other commitments, including dividends and purchases of our ordinary shares and CHESS Depositary Instruments under authorized share repurchase programs, into the foreseeable future.

Overview

	Year Ended June 30,
($ in millions)	2022	2021
Net cash provided by operating activities	$1,526	$1,461
Net cash (used in)/provided by investing activities	(527)	(233)
Net cash used in financing activities	(891)	(1,179)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash inflows provided by operating activities increased by $65 million, or by 4%, in fiscal year 2022, compared to fiscal year 2021. This increase was primarily due to higher net income, adjusted for non-cash items, in fiscal year 2022, partially offset by working capital outflows compared with fiscal year 2021. The variance in "Other, net" within net cash inflows provided by operating activities is primarily attributed to the timing of tax payments between periods.

    Net Cash (Used in)/Provided by Investing Activities

    Net cash outflows from investing activities increased by $294 million, or by 126%, in fiscal year 2022, compared to fiscal year 2021. This increase was primarily due to higher disposal proceeds from the disposal of AMVIG, the European hospital supplies business and other non-core businesses in fiscal year 2021 and higher capital expenditures in fiscal year 2022.

    Capital expenditures were $527 million for fiscal year 2022, an increase of $59 million compared to $468 million for fiscal year 2021. The increase in capital expenditures was primarily due to the increased capital spending in the Flexibles segment.

    Net Cash Used in Financing Activities

    Net cash flows used in financing activities decreased by $288 million, or by 24%, in fiscal year 2022, compared to fiscal year 2021. This decrease is primarily due to higher cash net debt drawdowns compared with fiscal year 2021, partially offset by higher share buybacks and on-market purchases of own shares in fiscal year 2022.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

    Short-term debt consists of bank debt with a duration of less than 12 months and bank overdrafts which are classified as current due to the short-term nature of the borrowings, except where we have the ability and intent to refinance and as such extend the debt beyond 12 months. The current portion of long-term debt consists of debt amounts repayable within a year after the balance sheet date.

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of June 30, 2022, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of June 30, 2022 and June 30, 2021 was $5.7 billion and $5.4 billion, respectively.

Available Financing

    As of June 30, 2022, we had undrawn credit facilities available in the amount of $1.4 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. These facilities mature in April 2025 and April 2027, respectively, and the revolving tranches have two 12-month options available to management to extend the maturity date.

    As of June 30, 2022, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $2.4 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). On April 26, 2022, we terminated the previously existing senior bank debt facilities, and simultaneously, we entered into new three- and five-year syndicated facility agreements providing an aggregate limit of $3.8 billion. Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million. For further information, refer to Note 14, "Debt."

    On May 17, 2022, we issued U.S. dollar notes with a principal amount of $500 million and a contractual maturity in May 2025. The notes pay a coupon of 4.00% per annum, payable semi-annually in arrears.

    On December 15, 2021, we redeemed U.S. private placement notes of a principal amount of $275 million at maturity. The notes carried an interest rate of 5.95%.

    On July 15, 2021, we redeemed U.S. dollar notes with a principal amount of $400 million that had a contractual maturity of October 15, 2021 and carried an interest rate of 4.50%.

Dividend Payments

    In fiscal years 2022, 2021, and 2020, we paid $732 million, $742 million, and $761 million, respectively, in dividends.

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

Share Repurchases

    On August 17, 2021, our Board of Directors approved a $400 million buyback of ordinary shares and CHESS Depositary Instruments ("CDIs"). In addition, on February 1, 2022, our Board of Directors approved an additional $200 million buyback of ordinary shares and CDIs. During the fiscal year ended June 30, 2022, we repurchased approximately $600 million, excluding transaction costs, or 49 million shares. The shares repurchased were canceled upon repurchase. Additionally, on August 17, 2022, our Board of Directors approved a further $400 million buyback of ordinary shares and/or CDIs in the next twelve months.

    We had cash outflows of $143 million, $8 million, and $67 million for the purchase of our shares in the open market during fiscal years 2022, 2021, and 2020, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of June 30, 2022, 2021, and 2020, we held treasury shares at cost of $18 million, $29 million, and $67 million, representing 2 million, 3 million, and 7 million shares, respectively.

Material Cash Requirements

     Amcor’s material cash requirements for future periods from known contractual obligations are included below. We expect to fund these cash requirements primarily through cash flows provided by operating activities, borrowings from banks, and proceeds from issuances of debt and equity. These amounts reflect material cash requirements for which we are contractually committed.

•Debt obligations: Refer to Note 14, “Debt” of the notes to consolidated financial statements for additional information about our debt obligations and the related timing of these expected payments.
•Interest payments: Refer to Note 14, “Debt” of the notes to consolidated financial statements for additional information about our interest payments and the related timing of the expected payments.
•Operating and finance leases: Refer to Note 15, “Leases” of the notes to consolidated financial statements for information about our lease obligations and the related timing of the expected payments.
•Employee benefit plan obligations: Refer to Note 13, “Pension and Other Post-Retirement Plans” of the notes to consolidated financial statements for additional information about our employee benefit plan obligations and the related timing of the expected payments.
•Capital expenditures: As of June 30, 2022, we have $223 million in committed capital expenditures for the fiscal year 2023.
•Other purchase obligations: Amcor has other purchase obligations, including commitments to purchase a specified minimum amount of goods, inclusive of raw materials, utilities, and other. These obligations are legally binding and non-cancellable. Where we are unable to determine the periods in which these obligations could be payable under these contracts, we present the cash requirement in the earliest period in which the minimum obligation could be payable. The estimated future cash outlays are approximately $1.6 billion, $550 million, $500 million, $300 million, and $100 million in fiscal years 2023, 2024, 2025, 2026, and 2027, respectively.

Off-Balance Sheet Arrangements

    Other than as described under "Material Cash Requirements" as of June 30, 2022, we had no significant off-balance sheet contractual obligations or other commitments.

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

    In the fourth quarter of fiscal year 2022, we terminated our 3-, 4-, and 5-year syndicated facility agreements. The three facility agreements collectively provided $3.8 billion of credit facilities. On the same day, we entered into three- and five-year syndicated facility agreements that each provide a revolving credit facility of $1.9 billion, $3.8 billion in total. The facilities are unsecured and have contractual maturities in April 2025 and April 2027, respectively. The agreements include customary terms and conditions for a syndicated facility of this nature, and the revolving tranches have two 12-month options available to management to extend the maturity date.

    As of June 30, 2022 and 2021, an aggregate principal amount of $2.4 billion and $1.8 billion, respectively, was drawn under commercial paper programs. However, such programs are backstopped by committed bank syndicated loan facilities with maturities in April 2025 ($1.9 billion), and April 2027 ($1.9 billion), with an option to extend, under which we had $1.4 billion in unused capacity remaining as of June 30, 2022.

    We expect long-term future funding needs to primarily relate to refinancing and servicing our outstanding financial liabilities maturing as outlined above and to finance our capital expenditure and payments for acquisitions that may be completed. We expect to continue to fund our long-term business needs on the same basis as in the past, i.e., partially through the cash flow provided by operating activities available to the business and management of the capital of the business, in particular through issuance of commercial paper and debt securities on a regular basis. We decide on discretionary growth capital expenditures and acquisitions individually based on, among other factors, the return on investment after related financing costs and the payback period of required upfront cash investments in light of our mid-term liquidity planning covering a period of four years post the current fiscal year. Our long-term access to liquidity depends on both our results of operations and on the availability of funding in financial markets.

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
•calculation of deferred taxes and uncertain tax positions; and
•valuation of assets and liabilities held for sale.

Pension Costs

    Approximately 90% of our principal defined benefit plans are closed to new entrants and future accruals. The accounting for defined benefit pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet. A substantial portion of our pension amounts relates to our defined benefit plans in the United States, Switzerland, and the United Kingdom. Net periodic pension cost recorded in fiscal year 2022 was $12 million, compared to pension cost of $15 million in fiscal year 2021 and $10 million in fiscal year 2020. We expect net periodic pension cost before the effect of income taxes for fiscal year 2023 to be approximately $9 million.

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

    The amount by which the fair value of plan assets differs from the projected benefit obligation of a pension plan must be recorded on the consolidated balance sheets as an asset, in the case of an overfunded plan, or as a liability, in the case of an underfunded plan. The gains or losses and prior service costs or credits that arise but are not recognized as components of pension cost are recorded as a component of other comprehensive income/(loss). Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. The service costs related to defined benefits are included in operating income. The other components of net benefit cost are presented in the consolidated statements of income separately from the service cost component and outside operating income.

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

Pension Assumptions Sensitivity Analysis

    The following chart depicts the sensitivity of estimated fiscal year 2023 pension expense to incremental changes in the discount rate and the expected long-term rate of return on assets.

Discount Rate	Total Increase (Decrease) to Pension Expense from Current Assumption	Rate of Return on Plan Assets	Total Increase (Decrease) to Pension Expense from Current Assumption
	(in $ millions)		(in $ millions)
+25 basis points	1	+25 basis points	(3)
3.80 percent (current assumption)	—	4.42 percent (current assumption)	—
-25 basis points	(1)	-25 basis points	3

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

    Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Judgment is used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as a significant decrease in expected net earnings, adverse equity market conditions, and other external events, such as the COVID-19 pandemic and the Russia-Ukraine conflict, may result in the need for more frequent assessments.

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

Valuation of Assets and Liabilities Held for Sale

    Disposal groups held for sale are assessed for impairment by comparing their fair values less cost to sell to their carrying values. The fair values of disposal groups held for sale are estimated using accepted valuation techniques which include earnings multiples, discounted cash flows, and indicative bids. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of sales, expenses, and a variety of other factors. We consider historical experience, guidance received from third parties, and all other information available at the time the estimates are made to derive fair value. However, the fair value that is ultimately realized upon the divestiture of a business may significantly differ from the estimated fair value recognized in our consolidated financial statements, especially for disposal groups located within countries at war.

New Accounting Pronouncements

    Refer to Note 3, "New Accounting Guidance" of the notes to consolidated financial statements for information about new accounting pronouncements.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

Overview

    Our activities expose us to a variety of market risks and financial risks. Our overall risk management program seeks to minimize potential adverse effects of these risks on Amcor's financial performance. From time to time, we enter into various derivative financial instruments, such as foreign exchange contracts, commodity fixed price swaps (on behalf of customers), and interest rate swaps to manage these risks. Our hedging activities are conducted on a centralized basis through standard operating procedures and delegated authorities, which provide guidelines for control, counterparty risk, and ongoing reporting. These derivative instruments are designed to reduce the economic risk associated with movements in foreign exchange rates, raw material prices, and to fixed and variable interest rates, but may not have been designated or qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility. However, we do not trade in derivative financial instruments for speculative purposes. In addition, we may enter into loan agreements in currencies other than the respective legal entity's functional currency to economically hedge foreign exchange risk in net investments in our non-U.S. subsidiaries, which do not qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility.

    There have been no material changes in the risks described below, other than increased volatility in connection with the Russia-Ukraine conflict and the COVID-19 pandemic, for fiscal years 2022 and 2021, related to interest rate risk, foreign exchange risk, raw material and commodity price risk, and credit risk.

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

    An increase of 1% in the floating rate on the relevant interest rate yield curve applicable to both derivative and non-derivative instruments denominated in U.S. dollars and Euros, the currencies with the largest interest rate sensitivity, outstanding as of June 30, 2022, would have resulted in an adverse impact on income from continuing operations before income taxes and equity in income/(loss) of affiliated companies of $29 million expense for the fiscal year ended June 30, 2022.

Foreign Exchange Risk

    We operate in over 40 countries across the world and, as a result, we are exposed to movements in foreign currency exchange rates.

    For the year ended June 30, 2022, a hypothetical but reasonably possible adverse change of 1% in the underlying average foreign currency exchange rate for the Euro would have resulted in an adverse impact on our net sales of $25 million.

    During fiscal years 2022 and 2021, 49% and 48% of our net sales, respectively, were effectively generated in U.S. dollar functional currency entities. During fiscal years 2022 and 2021, 17% and 18% of net sales, respectively, were generated in Euro functional currency entities with the remaining 34% and 34% of net sales, respectively, being generated in entities with functional currencies other than U.S. dollars and Euros. The impact of translating Euro and other non-U.S. dollar net sales and operating expenses into U.S. dollar for reporting purposes will vary depending on the movement of those currencies from period to period.

Raw Material and Commodity Price Risk

    The primary raw materials for our products are resins, film, aluminum, and chemicals. We have market risk primarily in connection with the pricing of our products and are exposed to commodity price risk from a number of commodities and certain other raw materials and energy price risk.

    Changes in prices of our key raw materials and commodities, including resins, film, aluminum, inks, solvents, adhesives and liquids, and other raw materials, may result in a temporary or permanent reduction in income before income taxes and equity in income/(loss) of affiliated companies depending on the level of recovery by material type. The level of recovery depends both on the type of material and the market in which we operate. Across our business, we have a number of contractual provisions that allow for passing on of raw material price fluctuations to customers within predefined periods.

    A 1% increase on average prices for resins, film, aluminum, and liquids, not passed on to the customer by way of a price adjustment, would have resulted in an increase in cost of sales and hence an adverse impact on income from continuing operations before income taxes and equity in income (loss) of affiliated companies for fiscal years 2022 and 2021 of $74 million and $58 million, respectively.

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

    We manage our credit risk from balances with financial institutions through our counterparty risk policy, which provide guidelines on setting limits to minimize the concentration of risks and therefore mitigating financial loss through potential counterparty failure and on dealing and settlement procedures. The investment of surplus funds is made only with approved counterparties and within credit limits assigned to each specific counterparty. Financial derivative instruments can only be entered into with high credit quality approved financial institutions. As of June 30, 2022 and 2021, we did not have a significant concentration of credit risk in relation to derivatives entered into in accordance with our hedging and risk management activities.

Item 8. - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amcor plc and its subsidiaries (the “Company”) as of June 30, 2022 and 2021 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended June 30,2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of assets and liabilities held for sale

As described in Notes 2, 4, and 6 to the consolidated financial statements, during the fourth quarter of fiscal year 2022, the Company classified the assets and liabilities of its three manufacturing facilities in Russia (“Russian business”) as held for sale, as a result of the Company's decision to sell its Russian operations. The Company has recorded an impairment charge of $90 million as of June 30, 2022, within the line item “Restructuring, impairment, and related expenses, net” on the consolidated statements of income. Assets and liabilities held for sale are reported at the lower of their carrying value or fair value less cost to sell. Fair value is determined based on management’s assessment of indicative bids, a market multiples model in which a market multiple is applied to forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), discounted cash flows, appraised values or management's estimates, depending on the specific situation.

The principal considerations for our determination that performing procedures relating to the valuation of assets and liabilities held for sale is a critical audit matter are the significant judgment by management when developing the fair value measurement of the Russian business and a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market multiples and forecasted EBITDA.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of assets and liabilities held for sale. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the market multiples model; (iii) testing the completeness and accuracy of underlying data used in the model and (iv) evaluating the reasonableness of the significant assumptions used by management related to market multiples and forecasted EBITDA. Evaluating management’s assumptions related to market multiples and forecasted EBITDA involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Russian business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers AG
Zurich, Switzerland
August 18, 2022

We have served as the Company's auditor since 2019.

Amcor plc and Subsidiaries
Consolidated Statements of Income
($ in millions, except per share data)

For the years ended June 30,	2022	2021	2020
Net sales	$14,544	$12,861	$12,468
Cost of sales	(11,724)	(10,129)	(9,932)

Gross profit	2,820	2,732	2,536

Operating expenses:
Selling, general, and administrative expenses	(1,284)	(1,292)	(1,385)
Research and development expenses	(96)	(100)	(97)
Restructuring, impairment, and related expenses, net	(234)	(94)	(115)
Other income, net	33	75	55

Operating income	1,239	1,321	994

Interest income	24	14	22
Interest expense	(159)	(153)	(207)
Other non-operating income, net	11	11	16

Income from continuing operations before income taxes and equity in income/(loss) of affiliated companies	1,115	1,193	825

Income tax expense	(300)	(261)	(187)
Equity in income/(loss) of affiliated companies, net of tax	—	19	(14)

Income from continuing operations	815	951	624

Loss from discontinued operations, net of tax	—	—	(8)

Net income	$815	$951	$616

Net income attributable to non-controlling interests	(10)	(12)	(4)

Net income attributable to Amcor plc	$805	$939	$612

Basic earnings per share:
Income from continuing operations	$0.532	$0.604	$0.387
Loss from discontinued operations	—	—	(0.005)
Net income	$0.532	$0.604	$0.382

Diluted earnings per share:
Income from continuing operations	$0.529	$0.602	$0.387
Loss from discontinued operations	—	—	(0.005)
Net income	$0.529	$0.602	$0.382
 See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in millions)

For the years ended June 30,	2022	2021	2020
Net income	$815	$951	$616
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	(7)	26	(22)
Foreign currency translation adjustments, net of tax (b)	(201)	205	(287)
Net investment hedge of foreign operations, net of tax (c)	—	—	(2)
Pension, net of tax (d)	94	52	(16)
Other comprehensive income/(loss)	(114)	283	(327)
Total comprehensive income	701	1,234	289
Comprehensive income attributable to non-controlling interests	(10)	(12)	(4)
Comprehensive income attributable to Amcor plc	$691	$1,222	$285

(a) Tax benefit related to cash flow hedges	$2	$—	$—
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$(5)	$7	$(2)
(c) Tax benefit related to net investment hedge of foreign operations	$—	$—	$1
(d) Tax benefit/(expense) related to pension adjustments	$(21)	$(14)	$12
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Balance Sheets
($ in millions, except share and per share data)

As of June 30,	2022	2021
Assets
Current assets:
Cash and cash equivalents	$775	$850
Trade receivables, net of allowance for doubtful accounts of $25 and $28, respectively	1,935	1,864
Inventories, net	2,439	1,991
Prepaid expenses and other current assets	512	561
Assets held for sale, net	192	—
Total current assets	5,853	5,266
Non-current assets:
Property, plant, and equipment, net	3,646	3,761
Operating lease assets	560	532
Deferred tax assets	130	139
Other intangible assets, net	1,657	1,835
Goodwill	5,285	5,419
Employee benefit assets	89	52
Other non-current assets	206	184
Total non-current assets	11,573	11,922
Total assets	$17,426	$17,188
Liabilities
Current liabilities:
Current portion of long-term debt	$14	$5
Short-term debt	136	98
Trade payables	3,073	2,574
Accrued employee costs	471	523
Other current liabilities	1,344	1,145
Liabilities held for sale	65	—
Total current liabilities	5,103	4,345
Non-current liabilities:
Long-term debt, less current portion	6,340	6,186
Operating lease liabilities	493	462
Deferred tax liabilities	677	696
Employee benefit obligations	201	307
Other non-current liabilities	471	371
Total non-current liabilities	8,182	8,022
Total liabilities	$13,285	$12,367

Commitments and contingencies (See Note 20)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value):
Authorized (9,000 million shares)
Issued (1,489 and 1,538 million shares, respectively)	$15	$15
Additional paid-in capital	4,431	5,092
Retained earnings	534	452
Accumulated other comprehensive loss	(880)	(766)
Treasury shares (2 and 3 million shares, respectively)	(18)	(29)
Total Amcor plc shareholders' equity	4,082	4,764
Non-controlling interests	59	57
Total shareholders' equity	4,141	4,821
Total liabilities and shareholders' equity	$17,426	$17,188
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

For the years ended June 30,	2022	2021	2020
Cash flows from operating activities:
Net income	$815	$951	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	625	574	652
Russia and Ukraine impairment	138	—	—
Net periodic benefit cost	12	15	10
Amortization of debt discount and deferred financing costs	2	10	8
Net gain on disposal of property, plant, and equipment	(3)	(10)	(4)
Net gain on disposal of businesses	—	(44)	—
Equity in (income)/loss of affiliated companies	—	(19)	14
Net foreign exchange (gain)/loss	(14)	21	(16)
Share-based compensation	63	58	34
Other, net	106	(83)	—
Loss from highly inflationary accounting for Argentine subsidiaries	22	27	38
Deferred income taxes, net	(33)	4	(114)
Dividends received from affiliated companies	—	4	7
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	(272)	(189)	133
Inventories	(626)	(112)	26
Prepaid expenses and other current assets	(67)	(90)	(23)
Trade payables	711	342	(48)
Other current liabilities	123	11	8
Accrued employee costs	(20)	29	81
Employee benefit obligations	(35)	(40)	(33)
Other, net	(21)	2	(5)
Net cash provided by operating activities	1,526	1,461	1,384
Cash flows from investing activities:
Issuance of loans to affiliated companies	(5)	—	—
Investments in affiliated companies and other	(12)	(5)	—
Purchase of property, plant, and equipment, and other intangible assets	(527)	(468)	(400)
(Payments)/proceeds from divestitures	(1)	214	425
Proceeds from sales of property, plant, and equipment, and other intangible assets	18	26	13
Net cash (used in)/provided by investing activities	(527)	(233)	38
Cash flows from financing activities:
Proceeds from issuance of shares	114	30	1
Purchase of treasury shares	(143)	(8)	(67)
Proceeds from/(purchase of) non-controlling interest	—	(8)	4
Proceeds from issuance of long-term debt	1,066	790	3,194
Repayment of long-term debt	(1,243)	(530)	(4,225)
Net borrowing/(repayment) of commercial paper	638	(235)	1,742
Net borrowing/(repayment) of short-term debt	15	(123)	(585)
Repayment of lease liabilities	(5)	(2)	(2)
Share buyback/cancellations	(601)	(351)	(537)
Dividends paid	(732)	(742)	(761)
Net cash used in financing activities	(891)	(1,179)	(1,236)

Effect of exchange rates on cash and cash equivalents	(108)	58	(45)
Cash and cash equivalents classified as held for sale	(75)	—	—

Net increase/(decrease) in cash and cash equivalents	(75)	107	141
Cash and cash equivalents balance at beginning of the fiscal year	850	743	602

Cash and cash equivalents balance at end of the fiscal year	$775	$850	$743
See accompanying notes to consolidated financial statements, including Note 23, "Supplemental Cash Flow Information."

Amcor plc and Subsidiaries
Consolidated Statements of Equity
($ in millions, except per share data)

	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of June 30, 2019	$16	$6,008	$324	$(722)	$(16)	$65	$5,675

Net income			612			4	616
Other comprehensive loss				(327)		—	(327)
Share buyback/cancellations	—	(537)					(537)
Dividends declared ($0.465 per share)			(748)			(13)	(761)
Options exercised and shares vested		(15)			16		1
Forward contracts entered to purchase own equity to meet share-based incentive plans, net of tax		(10)					(10)
Purchase of treasury shares					(67)		(67)
Share-based compensation expense		34					34
Change in non-controlling interest			—			5	5
Cumulative adjustment related to the adoption of ASC 842			58				58
Balance as of June 30, 2020	16	5,480	246	(1,049)	(67)	61	4,687

Net income			939			12	951
Other comprehensive income				283		—	283
Share buyback/cancellations	(1)	(350)					(351)
Dividends declared ($0.4675 per share)			(728)			(14)	(742)
Options exercised and shares vested		(16)			46		30
Forward contracts entered to purchase own equity to meet share-based incentive plans, net of tax		(72)					(72)
Purchase of treasury shares					(8)		(8)
Share-based compensation expense		58					58
Change in non-controlling interest		(8)	—			(2)	(10)
Cumulative adjustment related to the adoption of ASC 326			(5)				(5)
Balance as of June 30, 2021	15	5,092	452	(766)	(29)	57	4,821

Net income			805			10	815
Other comprehensive loss				(114)		—	(114)
Share buyback/cancellations	—	(601)					(601)
Dividends declared ($0.4775 per share)			(723)			(9)	(732)
Options exercised and shares vested		(40)			154		114
Forward contracts entered to purchase own equity to meet share-based incentive plans, net of tax		(83)					(83)
Purchase of treasury shares					(143)		(143)
Share-based compensation expense		63					63
Change in non-controlling interest		—				1	1
Balance as of June 30, 2022	$15	$4,431	$534	$(880)	$(18)	$59	$4,141
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Business Description

    Amcor plc ("Amcor" or the "Company") is a public limited company incorporated under the Laws of the Bailiwick of Jersey. The Company's history dates back more than 150 years, with origins in both Australia and the United States of America. Today, Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal-care, and other consumer goods end markets. The Company's innovation excellence and global packaging expertise enables the Company to solve packaging challenges around the world every day, producing packaging that is more functional, appealing, and cost effective for its customers and their consumers and importantly, more sustainable for the environment.

    The Company's business activities are organized around two reportable segments, Flexibles and Rigid Packaging. The Company has a globally diverse operating footprint, selling to customers in Europe, North America, Latin America, and the Asia Pacific regions. The Company develops and produces a broad range of packaging products including flexible packaging, rigid packaging containers, specialty cartons, and closures. The Company's sales are widely diversified, with the majority of sales made to the food, beverage, pharmaceutical, medical device, home and personal care, and other consumer goods end markets. All markets are considered to be highly competitive as to price, innovation, quality, and service.

Note 2 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of the Company and subsidiaries for which the Company has a controlling financial interest. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Held for Sale and Discontinued Operations: The Company classifies assets and liabilities (the "disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. Fair value is determined based on management’s assessment of indicative bids, a market multiples model in which a market multiple is applied to forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), discounted cash flows, appraised values or management's estimates, depending on the specific situation. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. If the disposal group meets the definition of a business, the goodwill within the reporting unit is allocated to the disposal group based on its relative fair value. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held for sale are not amortized or depreciated. The Company recorded an impairment charge on assets held for sale of $90 million for the fiscal year ended June 30, 2022.

    A disposal group that represents a strategic shift to the Company or is acquired with the intention to sell is reflected as a discontinued operation on the consolidated statements of income and prior periods are recast to reflect the earnings or losses as income from discontinued operations. The consolidated financial statements and related notes reflect the three plants in Europe acquired as part of the Bemis acquisition as a discontinued operation in fiscal year 2019 as the Company agreed to divest of these plants as a condition of approval from the European Commission. The plants were divested in the first quarter of fiscal year 2020.

    See Note 6, "Held for Sale and Discontinued Operations," for more information on assets held for sale and discontinued operations.

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

Translation of Foreign Currencies: The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries is generally the local currency of each entity. Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the entity’s functional currency are remeasured at the exchange rate as of the balance sheet date to the entity’s functional currency. Foreign currency transaction gains and losses related to short-term and long-term debt are recorded in other non-operating income, net, in the consolidated statements of income and the net gains or net losses are not material in any of the periods presented. All other foreign currency transaction gains and losses are recorded in other income, net in the consolidated statements of income. These foreign currency transaction net gains or net losses amounted to a net gain of $19 million, a net loss of $4 million, and a net gain of $21 million during the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

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

Highly Inflationary Accounting: A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. As of July 1, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, the U.S. dollar replaced the Argentine peso as the functional currency for the Company's subsidiaries in Argentina. The impact of highly inflationary accounting on monetary balances was a loss of $16 million, $19 million, and $28 million for the fiscal years ended June 30, 2022, 2021, and 2020, respectively, in the consolidated statements of income.

Revenue Recognition: The Company generates revenue by providing its customers with flexible and rigid packaging, serving a variety of markets including food, consumer products, and healthcare end markets. The Company enters into a variety of agreements with customers, including quality agreements, pricing agreements, and master supply agreements, which outline the terms under which the Company does business with a specific customer. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement. All revenue recognized in the consolidated statements of income is considered to be revenue from contracts with customers.

    The Company typically satisfies the obligation to provide packaging to customers at a point in time upon shipment when control is transferred to customers. Revenue is recognized net of allowances for returns and customer claims and any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company does not have any material contract assets or contract liabilities. The Company disaggregates revenue based on geography. Disaggregation of revenue is presented in Note 21, "Segments."

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

Restructuring Costs: Restructuring costs are recognized when the liability is incurred. The Company calculates severance obligations based on its standard customary practices. Accordingly, the Company records provisions for severance when probable and estimable and the Company has committed to the restructuring plan. In the absence of a standard customary practice or established local practice, liabilities for severance are recognized when incurred. If fixed assets become impaired as a result of the Company’s restructuring efforts, these assets are written down to their fair value less costs to sell, as the Company commits to dispose of them and they are no longer in use. Depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used. Other restructuring costs, including costs to relocate equipment, are generally recorded as the cost is incurred or the service is provided. See Note 7, "Restructuring," for more information on the Company’s restructuring plans.

Cash, Cash Equivalents, and Restricted Cash: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents include demand deposits that can be readily liquidated without penalty at the Company’s option. Cash equivalents are carried at cost which approximates fair market value. The Company had restricted cash of $8 million and $23 million at June 30, 2022 and 2021, respectively, which was held in a share trust associated with Company share-based payment obligations.

Trade Receivables, net of allowance for doubtful accounts ("Trade accounts receivable, net"): Trade accounts receivable, net, are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is estimated based on the current expected credit loss model ("CECL") and it incorporates information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When determining the collectability of specific customer accounts, a number of factors are evaluated, including: customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts. Changes in allowance for doubtful accounts were not material for fiscal years ended June 30, 2022, 2021, and 2020.

    The Company enters into factoring arrangements from time to time, including customer-based supply-chain financing programs, to sell trade receivables to third-party financial institutions. Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. Agreements that allow the Company to maintain effective control over the transferred receivables and which do not qualify as a true sale are accounted for as secured borrowings and recorded on the consolidated balance sheets within trade receivables, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of income primarily as a reduction of net sales. The Company did not factor any trade receivables in fiscal years 2022 and 2021 which did not qualify as true sales of the receivables.

Inventories, net: Inventories are stated at the lower of cost and net realizable value. The cost of inventories is based upon the first-in, first-out ("FIFO") method or average cost method. Costs related to inventories include raw materials, direct labor and manufacturing overhead.

    Inventories, net are summarized as follows:

($ in millions)	June 30, 2022	June 30, 2021
Raw materials and supplies	$1,161	$905
Work in process and finished goods	1,389	1,193
Less: inventory reserves	(111)	(107)
Inventories, net	$2,439	$1,991

Property, Plant, and Equipment, Net ("PP&E"): PP&E is carried at cost less accumulated depreciation and impairment and includes expenditures for new facilities and equipment and those costs which substantially increase the useful lives or capacity of existing PP&E. Cost of constructed assets includes capitalized interest incurred during the construction period. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.

    PP&E, including assets held under finance leases, is depreciated using the straight-line method over the estimated useful lives of assets or, in the case of leasehold improvements and finance leases, over the period of the lease or useful life of the asset as described below. The Company periodically reviews these estimated useful lives and, when appropriate, changes are made prospectively.

Leasehold land	Over lease term
Land improvements	Up to 30 years
Buildings	Up to 45 years
Machinery and equipment	Up to 25 years
Finance leases	Lease term or 5 - 25 years

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

    Impairment of long-lived assets recognized in the consolidated statements of income, excluding assets held for sale, were as follows:

	Years ended June 30,
($ in millions)	2022	2021	2020
Selling, general, and administrative expenses	$1	$1	$1
Restructuring, impairment, and related expenses, net	42	9	21
Total impairment losses recognized in the consolidated statements of income	$43	$10	$22

Leases: The Company enters into leasing arrangements for certain manufacturing sites, offices, warehouses, land, vehicles, and equipment. The Company determines at the inception of the contract whether the contract is or contains a lease. A contract is a lease if it conveys the right to control an identified asset for a period of time in exchange for consideration.

    For leases with an original term of more than twelve months, the Company recognizes a right-of-use (“ROU”) asset and a lease liability. Short-term leases with a term of twelve months or less are not recorded on the consolidated balance sheets and the related expense is recognized on a straight-line basis over the term of the lease.

    Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease terms, which include any noncancellable lease terms and any renewal periods that the Company is reasonably certain to exercise. A significant portion of the leases of the Company includes an option or options to extend the lease term. The Company re-evaluates its leases on a regular basis to consider the economic and strategic incentives of exercising lease renewal options. As the implicit rates in Company's leases generally cannot be readily determined, the Company uses estimates of its incremental borrowing rate as the discount rates to determine the lease liabilities.

    Certain leases require variable payments that are dependent on usage, output, or other factors. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU lease asset and lease liability and recognized as an expense in the period in which the obligation for the payments occur.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but instead tested annually or whenever events and circumstances indicate an impairment may have occurred during the fiscal year. Among the factors that could trigger an impairment review are a reporting unit’s operating results significantly declining relative to its operating plan or historical performance, and competitive pressures and changes in the general markets in which it operates.

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

    The Company performs its annual impairment analysis in the fourth fiscal quarter of each fiscal year.

    A qualitative impairment analysis was performed in the fourth fiscal quarter for five of the Company's six reporting units in fiscal year 2022 and 2021. The Company elected to perform a quantitative goodwill impairment test for one Flexibles reporting unit in fiscal year 2022 and 2021, and performed a quantitative impairment test for all of its reporting units in fiscal year 2020. The Company’s annual impairment analyses for all three fiscal years concluded that goodwill was not impaired. Quantitative impairment analyses performed during the last three fiscal years concluded that the fair values of the reporting units substantially exceeded their carrying values. No reporting units failed the assessments noted above in the annual impairment analysis for 2022.

    The Company's decision to sell its three manufacturing facilities in Russia (“Russian business”) in the fourth quarter of fiscal year 2022 and subsequent classification as held for sale was considered a triggering event which required an additional quantitative impairment test for one Flexibles reporting unit to assess if goodwill is impaired. Based on the quantitative impairment test performed for this Flexibles reporting unit, the Company concluded that goodwill was not impaired. Additionally, the Company considered whether any other events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its other reporting units may have been impaired. Management has determined that no such events have occurred subsequent to the annual evaluation and as of June 30, 2022.

Other Intangible Assets, Net: Contractual or separable intangible assets that have finite useful lives are amortized against income using the straight-line method over their estimated useful lives, which range from 1 to 20 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.

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

Derivative Instruments: The Company recognizes all derivative instruments on the consolidated balance sheets at fair value. The impact on earnings from recognizing the fair values of these instruments depends on their intended use, their hedge designation and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Derivatives not designated as hedging instruments are adjusted to fair value through income. Depending on the nature of derivatives designated as hedging instruments, changes in the fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in shareholders’ equity through other comprehensive income/(loss) until the hedged item is recognized. Gains or losses, if any, related to the ineffective portion of any hedge are recognized through earnings over the life of the hedging relationship.

    See Note 12, "Derivative Instruments," for more information regarding specific derivative instruments included on the Company’s consolidated balance sheets, such as forward foreign currency exchange contracts, currency swap contracts, and interest rate swap arrangements, among other derivative instruments.

Employee Benefit Plans: The Company sponsors various defined contribution plans to which it makes contributions on behalf of employees. The expense under such plans was $79 million, $68 million, and $64 million for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

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

    The Company recognizes the funded status of each defined benefit pension plan in the consolidated balance sheets. Each overfunded plan is recognized as an asset in employee benefit assets and each underfunded plan is recognized as a liability in employee benefit obligations. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. The service costs related to defined benefits are included in operating income. The other components of net benefit cost other than service cost are recorded within other non-operating income, net in the consolidated statements of income.

Equity Method and Other Investments: Investments in ordinary shares of companies, in which the Company believes it exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition and is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment and it is not adjusted for subsequent recoveries in fair value. The Company sold its equity investment in AMVIG Holdings Limited ("AMVIG") in the first quarter of fiscal year 2021, refer to Note 8, "Equity Method and Other Investments."

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

Share-based Compensation: Amcor has a variety of equity incentive plans. For employee awards with a service or market condition, compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. For awards with a performance condition, the Company reassesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment. The Company also has immaterial cash-settled share-based compensation plans which are accounted for as liabilities. Such share-based awards are remeasured to fair value at each reporting date. The Company estimates forfeitures based on employee level, time remaining to vest, and historical forfeiture experience.

Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred income taxes reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based upon enacted income tax laws and tax rates. Income tax expense or benefit is provided based on earnings reported in the consolidated financial statements. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities.

    Deferred tax assets, including operating losses, capital losses, and tax credit carryforwards, are reduced by a valuation allowance when it is more likely than not that any portion of these tax attributes will not be realized. In addition, from time to time, management assesses the need to accrue or disclose uncertain tax positions. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision. See Note 17, "Income Taxes," for more information on the Company's income taxes.

Note 3 - New Accounting Guidance

Recently Adopted Accounting Standards

    In December 2019, the FASB issued updated guidance to simplify the accounting for income taxes by removing certain exceptions and improving the consistent application of U.S. GAAP in other tax accounting areas. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2020 with early adoption permitted. The guidance became effective for the Company on July 1, 2021 and the adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

    In November 2021, the FASB issued an Accounting Standards Update ("ASU") 2021-10 that adds certain disclosure requirements for entities that receive government assistance. The standard is effective for annual periods beginning after December 15, 2021 with early application permitted. The Company will adopt this guidance on July 1, 2022 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

Note 4 - Restructuring, Impairment, and Related Expenses, Net

    Restructuring, impairment, and related expenses, net, as reported on the consolidated statements of income are summarized as follows:

	Years ended June 30,
($ in millions)	2022	2021	2020
Restructuring and related expenses, net	$(96)	$(94)	$(115)
Impairment expenses	(138)	—	—
Restructuring, impairment, and related expenses, net	$(234)	$(94)	$(115)

    Restructuring and related expenses, net includes expenses related to the Company's 2019 plan focused on the integration of acquired Bemis operations which was complete at the end of fiscal year 2022, expenses related to the 2018 plan to restructure the Company's rigid packaging operations, and restructuring expenses associated with the Company's decision to sell its Russian business. For further information, refer to Note 7, "Restructuring."

    Impairment expenses of $138 million were incurred in the fourth quarter of fiscal year 2022 as a result of the Russia-Ukraine Conflict. In the fourth quarter, the Company approved a plan to sell its Russian operations which resulted in a non-cash impairment charge of $90 million. For further information, refer to Note 6, "Held for Sale and Discontinued Operations." In addition, the Company recognized other expenses of $48 million, given the expectation that certain assets not held for sale in the conflict region will not be recoverable. The Company's manufacturing plant in Ukraine ceased operations in February 2022 and has not resumed operations given the ongoing conflict in the region has displaced the Company's employees, destroyed nearby manufacturing facilities, and impaired the region's supporting infrastructure. Other asset impairment expenses in the last three fiscal years were not material and were primarily reported in restructuring and related expenses, net.

Note 5 - Divestitures

Year ended June 30, 2022

    During the third quarter of fiscal year 2022, the Company completed the disposal of non-core assets in the Flexibles reporting segment. The Company recorded an expense of $10 million during the fiscal year ended June 30, 2022 to adjust the long-lived assets to their fair value less cost to sell.

Year ended June 30, 2021

    As part of optimizing its portfolio under the 2019 Bemis Integration Plan, the Company completed the disposal of a non-core European hospital supplies business, which was part of the Flexibles reportable segment. The resulting gain from the sale has been recorded in the line restructuring, impairment, and related expenses, net, in the consolidated statements of income. Refer to Note 4, "Restructuring, Impairment, and Related Expenses, Net" and Note 7, "Restructuring."

    The Company also completed the disposal of two non-core businesses in India and Argentina in the Flexibles segment during the first quarter of fiscal year 2021, recording a loss on sale of $6 million, which was primarily driven by the reclassification of cumulative translation adjustments through the income statements that had previously been recorded in other comprehensive income/(loss).

    The Company sold its equity investment in AMVIG Holdings Limited ("AMVIG") in the first quarter of fiscal year 2021. Refer to Note 8, "Equity Method and Other Investments."

Year ended June 30, 2020

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

Note 6 - Held for Sale and Discontinued Operations

    During the fourth quarter of fiscal year 2022, the Company classified the assets and liabilities of its Russian business as held for sale as a result of the Company's decision to sell its Russian business. The Russian business is part of the Company’s Flexibles segment and is expected to be sold within one year. The Company has recorded an impairment of $90 million as of June 30, 2022, within the line item restructuring, impairment, and related expenses, net on the consolidated statements of income. The disposal of the Russian business will not represent a strategic shift that will have a major effect on the Company's operations and financial results, and therefore does not qualify for reporting as a discontinued operation.

    Major classes of assets and liabilities of the Russian business classified as held for sale as of June 30, 2022 were as follows:

($ in millions)	June 30, 2022
Cash and cash equivalents	$75
Trade receivables, net	66
Inventories, net	40
Prepaid expenses and other current assets	36
Property, plant, and equipment, net	49
Goodwill	16
Total assets held for sale	282
Less impairment (1)	(90)
Total assets held for sale, net	$192

Trade payables	65
Total current liabilities held for sale	$65
(1) Impairment inclusive of accumulated other comprehensive loss related to the Russian business.

    This table excludes other assets and liabilities held for sale but not part of the Russian business and that are not material for disclosure.

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

    The following table summarizes the results of the Company's discontinued operations:

	Years ended June 30,
($ in millions)	2022	2021	2020
Net sales	$—	$—	$16

Loss from discontinued operations	—	—	(7)
Tax expense from discontinued operations	—	—	(1)
Loss from discontinued operations, net of tax	$—	$—	$(8)

Note 7 - Restructuring

2019 Bemis Integration Plan

    In connection with the acquisition of Bemis Company, Inc. ("Bemis"), the Company initiated restructuring activities in the fourth quarter of 2019 aimed at integrating and optimizing the combined organization.

    The 2019 Bemis Integration Plan was completed by June 30, 2022 with final pre-tax integration cost amounting to $253 million. The total 2019 Bemis Integration Plan cost includes $213 million of restructuring and related expenses, net, and $40 million of general integration expenses. The net cash expenditures for the plan, including disposal proceeds, are $170 million, of which $40 million relates to general integration expenses. As part of this Plan the Company has incurred $144 million in employee related expenses, $36 million in fixed asset related expenses, $39 million in other restructuring and $45 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. In fiscal year 2022, the Plan resulted in net cash outflows of $49 million of which $47 million were payments related to restructuring and related expenditures. The remaining cash outflow will be primarily incurred in fiscal year 2023.

    Restructuring related costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. General integration costs are not linked to restructuring. The Company believes the disclosure of restructuring related costs provides more information on the total cost of the 2019 Bemis Integration Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment, and losses on sale of closed facilities.

2018 Rigid Packaging Restructuring Plan

    On August 21, 2018, the Company announced a restructuring plan in Amcor Rigid Packaging ("2018 Rigid Packaging Restructuring Plan") aimed at reducing structural costs and optimizing the footprint. The Plan included the closures of manufacturing facilities and headcount reductions to achieve manufacturing footprint optimization and productivity improvements as well as overhead cost reductions.

    The 2018 Rigid Packaging Restructuring Plan was completed by June 30, 2021 with total pre-tax restructuring costs of $121 million, of which $78 million resulted in cash expenditures, with the main component being the cost to exit manufacturing facilities and employee related costs.

Other Restructuring Plans

    The Company has entered into other restructuring plans ("Other Restructuring Plans"). The Company's restructuring charges related to these plans were $59 million, $6 million, and $18 million for the fiscal years ended June 30, 2022, 2021, and 2020, respectively. During the fourth quarter of fiscal year 2022, the Company recorded $57 million in restructuring and related expenses classified within Other Restructuring Plans triggered by the Russia-Ukraine conflict to help mitigate the impact of the Russian sale.

Consolidated Amcor Restructuring Plans

    The total expenses incurred from the beginning of the Company's material restructuring plans are as follows:

($ in millions)	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses, Net (1)
Fiscal year 2019 net charges to earnings	$64	$48	$19	$131
Fiscal year 2020 net charges to earnings	37	60	18	115
Fiscal year 2021 net charges to earnings	20	68	6	94
Fiscal year 2022 net charges to earnings	—	37	59	96
Expense incurred to date	$121	$213	$102	$436
(1)Total restructuring and related expenses, net, include restructuring related costs from the 2019 Bemis Integration Plan of $17 million, $13 million, and $15 million for the fiscal years 2022, 2021, and 2020, respectively.
(2)Fiscal year 2022 includes $55 million in restructuring expenses and $2 million of restructuring related expenses that pertain to the Russia-Ukraine conflict as discussed above in section "Other Restructuring Plans".

    An analysis of the restructuring expenses by type incurred follows:

	Years ended June 30,
($ in millions)	2022	2021	2020
Employee related expenses	$58	$76	$45
Fixed asset related expenses	4	23	24
Other expenses	15	34	29
Gain on sale of business	—	(51)	—
Total restructuring expenses, net	$77	$82	$98

    An analysis of the Company's restructuring plan liability, not including restructuring related liabilities, is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2019	$73	$7	$8	$88
Net charges to earnings	45	24	29	98
Cash paid	(48)	(5)	(25)	(78)
Non-cash and other	—	(23)	—	(23)
Liability balance at June 30, 2020	70	3	12	85
Net charges to earnings	76	23	34	133
Cash paid	(61)	(5)	(30)	(96)
Non-cash and other	(9)	(23)	—	(32)
Foreign currency translation	2	2	1	5
Liability balance at June 30, 2021	78	—	17	95
Net charges to earnings	58	4	15	77
Cash received/(paid), net	(27)	4	(14)	(37)
Non-cash and other	(3)	(5)	—	(8)
Foreign currency translation	(9)	—	—	(9)
Liability balance at June 30, 2022	$97	$3	$18	$118

    The expenses related to restructuring activities, including restructuring related activities, have been presented on the consolidated statements of income as restructuring, impairment, and related expenses, net. The accruals related to restructuring activities have been recorded on the consolidated balance sheets under other current liabilities.

Note 8 - Equity Method and Other Investments

    Investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, with usually not more than 50% voting interest. The Company sold its only significant equity method investment, a 47.6% interest in AMVIG Holdings Limited ("AMVIG") on September 30, 2020, realizing a net gain of $15 million, which was recorded in equity in income/(loss) of affiliated companies, net of tax in the consolidated statements of income.

    As of June 30, 2022 and 2021, investments accounted for under the equity method and other investments carried at cost are immaterial. The Company received no dividends from equity method investments in the fiscal years ended June 30, 2022 and 2021. During the fiscal year ended June 30, 2020, the Company received dividends of $10 million from AMVIG.

    The Company reviews its investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Due to impairment indicators present in fiscal year ended June 30, 2020, the Company performed impairment tests by comparing the carrying value of its investment in AMVIG to its fair value, which was determined based on AMVIG's quoted share price. The fair value of the investment dropped below its carrying value during fiscal year ended June 30, 2020, and therefore the Company recorded an other-than-temporary impairment of $26 million to bring the value of its investment to fair value. The impairment charge was included in equity in income/(loss) of affiliated companies, net of tax, in the consolidated statements of income.

Note 9 - Property, Plant, and Equipment, Net

    The components of property, plant, and equipment, net, were as follows:

($ in millions)	June 30, 2022	June 30, 2021
Land and land improvements	$201	$221
Buildings and improvements	1,323	1,355
Plant and equipment	5,797	5,937
Total property, plant, and equipment	7,321	7,513

Accumulated depreciation	(3,617)	(3,712)
Accumulated impairment	(58)	(40)

Total property, plant, and equipment, net	$3,646	$3,761

    Depreciation expense amounted to $398 million, $389 million, and $403 million for fiscal years 2022, 2021, and 2020, respectively. Amortization of assets under finance leases is included in depreciation expense.

Note 10 - Goodwill and Other Intangible Assets

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2020	$4,369	$970	$5,339
Disposals	(5)	—	(5)
Foreign currency translation	73	12	85
Balance as of June 30, 2021	4,437	982	5,419
Held for sale reclassification	(16)	—	(16)
Foreign currency translation	(114)	(4)	(118)
Balance as of June 30, 2022	$4,307	$978	$5,285
    Goodwill reclassified to assets held for sale, net during fiscal year 2022 is related to the Russian business. Refer to Note 6, "Held for Sale and Discontinued Operations."

Other Intangible Assets, Net

    Other intangible assets, net is comprised of the following:

	June 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,970	$(529)	$1,441
Computer software	235	(162)	73
Other (2)	323	(180)	143
Total other intangible assets	$2,528	$(871)	$1,657

	June 30, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,986	$(405)	$1,581
Computer software	233	(156)	77
Other (2)	321	(144)	177
Total other intangible assets	$2,540	$(705)	$1,835
(1)Accumulated amortization and impairment includes $33 million and $34 million for June 30, 2022 and 2021, respectively, of accumulated impairment in the Other category.
(2)Other includes $16 million and $17 million for June 30, 2022 and 2021, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expense for intangible assets during the fiscal years 2022, 2021, and 2020 was $180 million, $182 million, and $204 million, respectively. During the last three fiscal years, there were no impairment charges recorded on intangible assets.

    Estimated future amortization expense for intangible assets is as follows:

($ in millions)	Amortization
Fiscal year 2023	$173
Fiscal year 2024	169
Fiscal year 2025	156
Fiscal year 2026	152
Fiscal year 2027	138

Note 11 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. At June 30, 2022 and 2021, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of long-term debt with fixed interest rates (including fixed-rate debt with designated receive-fixed/pay-variable interest rate swaps, excluding finance leases) were as follows:

	June 30, 2022		June 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,952	$3,694	$4,325	$4,558

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$6	$—	$6
Forward exchange contracts	—	7	—	7
Total assets measured at fair value	$—	$13	$—	$13

Liabilities
Contingent purchase consideration liabilities	$—	$—	$16	$16
Commodity contracts	—	3	—	3
Forward exchange contracts	—	17	—	17
Interest rate swaps	—	69	—	69
Total liabilities measured at fair value	$—	$89	$16	$105

	June 30, 2021
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$14	$—	$14
Forward exchange contracts	—	7	—	7
Interest rate swaps	—	19	—	19
Total assets measured at fair value	$—	$40	$—	$40

Liabilities
Contingent purchase consideration liabilities	$—	$—	$18	$18
Forward exchange contracts	—	4	—	4
Total liabilities measured at fair value	$—	$4	$18	$22

    The fair value of the commodity contracts was determined using a discounted cash flow analysis based on the terms of the contracts and observed market forward prices discounted at a currency specific rate. Forward exchange contract fair values were determined based on quoted prices for similar assets and liabilities in active markets using inputs such as currency rates and forward points. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market based swap yield curves, taking into account current interest rates.

    Contingent purchase consideration obligations arise from business acquisitions. As of June 30, 2022, the Company's contingent purchase consideration liabilities consist of a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, with the $6 million balance relating to consideration for small business acquisitions where payments are contingent on the Company vacating a certain property or performance criteria. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

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

    The following table sets forth a summary of changes in the value of the Company's Level 3 financial liabilities:

	June 30,
($ in millions)	2022	2021	2020
Fair value at the beginning of the year	$18	$15	$14
Changes in fair value of Level 3 liabilities	—	2	1
Payments	(1)	—	—
Foreign currency translation	(1)	1	—
Fair value at the end of the year	$16	$18	$15

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. The Company measures certain assets, including technology intangible assets, equity method and other investments, long-lived assets held for sale, and other long-lived and intangible assets at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

    As further discussed in Note 6 – “Held for Sale and Discontinued Operations,” during the fourth quarter of fiscal year 2022, the Company met the criteria to recognize the related assets and liabilities of its Russian operations as held for sale which resulted in the Company remeasuring the disposal group at its fair value, less cost to sell, which is considered a Level 3 fair value measurement.

    In addition, resulting from the effective disposal of non-core businesses during the fiscal year ended June 30, 2022, the Company has recorded a total loss of $34 million, predominantly to adjust the long-lived assets to their fair value less cost to sell. Of these losses, $24 million are included within restructuring, impairment, and related expenses, net as relating to the Russia-Ukraine conflict with the balance recorded in other income, net in the consolidated statements of income. During the fiscal year ended June 30, 2022, further long-lived assets with a carrying value of $12 million were written down to a fair value of zero as the Company's Durban, South Africa, manufacturing facility was destroyed in a fire as the result of general civil unrest. In addition, other long-lived assets in South Africa, with a carrying amount of $8 million, were written down to their estimated fair value of $4 million using level 3 inputs.

The Company sold its equity method investment in AMVIG on September 30, 2020. Refer to Note 8, "Equity Method and Other Investments."

    The Company tests indefinite-lived intangibles for impairment when facts and circumstances indicate the carrying value may not be recoverable from their undiscounted cash flows. During fiscal years 2022, 2021 and 2020, there were no indefinite-lived intangible impairment charges recorded.

Note 12 - Derivative Instruments

    The Company periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity price, and currency risks. The Company does not hold or issue derivative instruments for speculative or trading purposes. For hedges that meet the hedge accounting criteria, the Company, at inception, formally designates and documents the instruments as a fair value hedge or a cash flow hedge of a specific underlying exposure. On an ongoing basis, the Company assesses and documents that its hedges have been and are expected to continue to be highly effective.

Interest Rate Risk

    The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to the changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying consolidated statements of income in other non-operating income, net.

    During December 2021, the Company entered into an aggregate $250 million notional amount of receive-fixed/pay variable interest rate swaps, which will mature on May 15, 2028. These swaps were designated as a fair value hedge against 50% of $500 million of principal on the 4.50% U.S. dollar notes due in May 2028. Also during December 2021, the Company settled $100 million of a receive-fixed/pay-variable interest rate swap as a result of the full redemption of $275 million 5.95% U.S. private placement notes at maturity. This interest rate swap was designated as a fair value hedge at inception.

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

    As of June 30, 2022 and 2021, the total notional amount of the Company's receive-fixed/pay-variable interest rate swaps was $650 million and $1,257 million, respectively.

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

    As of June 30, 2022 and 2021, the notional amount of the outstanding forward contracts was $1.0 billion and $1.1 billion, respectively.

Commodity Risk

    Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables, and other unpredictable factors. The Company's policy is to minimize exposure to price volatility by passing through the commodity price risk to customers, including the use of fixed price swaps.

The Company purchases on behalf of customers fixed price commodity swaps to offset the exposure of price volatility on the underlying sales contracts. These instruments are cash closed out on maturity and the related cost or benefit is passed through to customers. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by central treasury units. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the consolidated statements of income when the forecasted transaction is realized.

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	June 30, 2022	June 30, 2021
Commodity	Volume	Volume
Aluminum	17,040 tons	22,629 tons
PET resin	16,886,520 lbs.	6,312,764 lbs.

    The following table provides the location of derivative instruments in the consolidated balance sheets:

($ in millions)	Balance Sheet Location	June 30, 2022	June 30, 2021
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$6	$14
Forward exchange contracts	Other current assets	3	3
Forward exchange contracts	Assets held for sale, net	3	—
Derivatives in fair value hedging relationships:
Interest rate swaps	Other current assets	—	15
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	1	4
Total current derivative contracts		13	36
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current assets	—	4
Total non-current derivative contracts		—	4
Total derivative asset contracts		$13	$40

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$3	$—
Forward exchange contracts	Other current liabilities	5	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	11	2
Total current derivative contracts		19	4
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	1	—
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	69	—
Total non-current derivative contracts		70	—
Total derivative liability contracts		$89	$4

    Certain derivative financial instruments are subject to netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Years ended June 30,
($ in millions)		2022	2021	2020
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$20	$1	$(6)
Forward exchange contracts	Net sales	—	—	(1)
Treasury locks	Interest expense	(3)	(2)	—
Total		$17	$(1)	$(7)

	Location of Gain / (Loss) Recognized in the Consolidated Income Statements	Gain / (Loss) Recognized in Income for Derivatives not Designated as Hedging Instruments
		Years ended June 30,
($ in millions)		2022	2021	2020
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$(45)	$11	$(6)
Cross currency interest rate swaps	Other income, net	—	(4)	—
Total		$(45)	$7	$(6)

	Location of Loss Recognized in the Consolidated Income Statements	Loss Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Years ended June 30,
($ in millions)		2022	2021	2020
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(75)	$(14)	$(1)
Forward exchange contracts	Other income, net	(11)	—	—
Total		$(86)	$(14)	$(1)

    The changes in AOCI for effective derivatives were as follows:

	Years ended June 30,
($ in millions)	2022	2021	2020
Amounts reclassified into earnings
Commodity contracts	$(20)	$(1)	$6
Forward exchange contracts	—	—	1
Treasury locks	3	2	—
Change in fair value
Commodity contracts	9	22	(7)
Forward exchange contracts	(1)	3	(2)
Treasury locks	—	—	(20)
Tax effect	2	—	—
Total	$(7)	$26	$(22)

Note 13 - Pension and Other Post-Retirement Plans

    The Company sponsors both funded and unfunded defined benefit pension plans that include statutory and mandated benefit provision in some countries as well as voluntary plans (generally closed to new joiners). During fiscal year 2022, the Company maintained 20 statutory and mandated defined benefit arrangements and 57 voluntary defined benefit plans.

    The principal defined benefit plans are structured as follows:

Country	Number of Funded Plans	Number of Unfunded Plans	Comment
Canada	2	1	Closed to new entrants
France (1)	3	2	3 plans are closed to new entrants, 2 plans are open to new entrants; 2 plans are partially indemnified by Rio Tinto Limited
Germany (1)	2	11	12 plans are closed to new entrants, 1 is open to new entrants; 6 plans are partially indemnified by Rio Tinto Limited
Switzerland	1	—	Open to new entrants
United Kingdom	2	—	Closed to new entrants
United States of America	3	2	Closed to new entrants
(1)Rio Tinto Limited assumes responsibility for its former employees' retirement entitlements as of February 1, 2010 when Amcor acquired Alcan Packaging from Rio Tinto Limited.

    Net periodic benefit cost for benefit plans includes the following components:

	Years ended June 30,
($ in millions)	2022	2021	2020
Service cost	$24	$27	$23
Interest cost	39	40	49
Expected return on plan assets	(61)	(60)	(72)
Amortization of net loss	5	8	6
Amortization of prior service credit	(3)	(2)	(2)
Curtailment credit	—	(1)	—
Settlement costs	8	3	6
Net periodic benefit cost	$12	$15	$10

    On October 12, 2021, the Company contracted with Pacific Life Insurance Company to purchase a group annuity contract and transfer $186 million of its pension plan assets and related benefit obligations. This transaction required a remeasurement of the pension plan assets and obligations and resulted in the recognition of a $3 million non-cash pension settlement loss in the twelve months ended June 30, 2022.

    Changes in benefit obligations and plan assets were as follows:

($ in millions)	June 30, 2022	June 30, 2021
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,022	$2,051
Service cost	24	27
Interest cost	39	40
Participant contributions	6	6
Actuarial gain	(341)	(58)
Plan curtailments	—	(4)
Settlements	(244)	(40)
Benefits paid	(70)	(79)
Administrative expenses	(6)	(7)
Plan amendments	1	(15)
Divestitures	(4)	(1)
Foreign currency translation	(113)	102
Benefit obligation at the end of the year	$1,314	$2,022
Accumulated benefit obligation at the end of the year	$1,269	$1,954

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,759	$1,691
Actual return on plan assets	(189)	57
Employer contributions	35	41
Participant contributions	6	6
Benefits paid	(70)	(79)
Settlements	(244)	(40)
Administrative expenses	(6)	(7)
Foreign currency translation	(96)	90
Fair value of plan assets at the end of the year	$1,195	$1,759
Funded status at the end of the year	$(119)	$(263)

    Actuarial gains resulting in a decrease to the benefit obligation for the fiscal year ended June 30, 2022, were primarily due to a weighted average increase in discount rates for our pension plans of 1.7 percentage points. Settlement impact is attributed to group annuity contracts, primarily a $186 million contract with Pacific Life Insurance Company, and other lump sum transfers and payments.

    The following table provides information for defined benefit plans with a projected benefit obligation in excess of plan assets:

($ in millions)	June 30, 2022	June 30, 2021
Projected benefit obligation	$398	$1,387
Fair value of plan assets	189	1,072

    The following table provides information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

($ in millions)	June 30, 2022	June 30, 2021
Accumulated benefit obligation	$357	$1,351
Fair value of plan assets	177	1,070

    The following table provides information as to how the funded status is recognized in the consolidated balance sheets:

($ in millions)	June 30, 2022	June 30, 2021
Non-current assets - Employee benefit assets	$89	$52
Current liabilities - Other current liabilities	(7)	(8)
Non-current liabilities - Employee benefit obligations	(201)	(307)
Funded status	$(119)	$(263)

    Amounts recognized in other comprehensive (income)/loss for the fiscal years ended are as follows:

	Years ended June 30,
($ in millions)	2022	2021	2020
Changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial loss/(gain) occurring during the year	$(91)	$(58)	$41
Net prior service loss/(gain) occurring during the year	1	(16)	—
Amortization of actuarial loss	(5)	(8)	(6)
Gain recognized due to settlement/curtailment	(8)	(2)	(6)
Amortization of prior service credit	3	2	2
Acquisition/disposal loss	(1)	—	—
Foreign currency translation	(14)	16	(3)
Tax effect	21	14	(12)
Total recognized in other comprehensive (income)/loss	$(94)	$(52)	$16
    Amounts in AOCI that have not yet been recognized as net periodic benefit cost, as of fiscal year-ends, are as follows:

	June 30,
($ in millions)	2022	2021	2020
Net prior service credit	$(15)	$(20)	$(6)
Net actuarial loss	65	185	237
Accumulated other comprehensive loss at the end of the year	$50	$165	$231

    Weighted-average assumptions used to determine benefit obligations at fiscal year-end were:

	June 30,
	2022	2021	2020
Discount rate	3.8%	2.1%	2.0%
Rate of compensation increase	2.3%	1.7%	1.9%

    Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended were:

	June 30,
	2022	2021	2020
Discount rate	2.1%	2.0%	2.5%
Rate of compensation increase	1.7%	1.9%	2.1%
Expected long-term rate of return on plan assets	3.8%	3.5%	4.5%

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

Contributions to the Company's defined benefit pension plans, not including unfunded plans, are expected to be $18 million over the next fiscal year.

    The following benefit payments for the succeeding five fiscal years and thereafter, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)
2023	$70
2024	75
2025	73
2026	76
2027	76
2028-2032	408

    The ERISA Benefit Plan Committee in the United States, the Pension Plan Committee in Switzerland, and the Trustees of the pension plans in Canada, Ireland, and UK establish investment policies, investment strategies, allocation strategies, and investment risk profiles for the Company's pension plan assets and are required to consult with the Company on changes to their investment policy. In developing the expected long-term rate of return on plan assets at each measurement date, the Company considers the plan assets' historical returns, asset allocations, and the anticipated future economic environment and long-term performance of the asset classes. While appropriate consideration is given to recent and historical investment performance, the assumption represents management's best estimate of the long-term prospective return.

    The pension plan assets measured at fair value were as follows:

	June 30, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$111	$98	$—	$209
Government debt securities	40	278	—	318
Corporate debt securities	33	100	—	133
Real estate	7	121	2	130
Insurance contracts	—	—	216	216
Cash and cash equivalents	21	3	—	24
Other	5	26	134	165
Total	$217	$626	$352	$1,195

	June 30, 2021
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$139	$186	$—	$325
Government debt securities	61	457	—	518
Corporate debt securities	74	180	—	254
Real estate	53	57	3	113
Insurance contracts	—	—	301	301
Cash and cash equivalents	32	8	—	40
Other	12	15	181	208
Total	$371	$903	$485	$1,759

Equity securities: Valued primarily at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on significant observable inputs such as fund values provided by the independent fund administrators (Level 2).

Government debt securities: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators, pricing of similar agency issues, live trading feeds from several vendors, and benchmark yield (Level 2).

Corporate debt securities: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators, or benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Inputs may be prioritized differently at certain times based on market conditions (Level 2).

Real estate: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators (Level 2).

Insurance contracts: Valued based on the value of the associated insured liabilities.

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

Level 2: Assets held in diversified growth funds, pooled funds, financing funds, and derivatives, where the value of the assets are determined by the investment managers or other independent third parties, based on observable inputs.

Level 3: Indemnified plan assets and pooled funds (equity, credit, macro-orientated, multi-strategy, cash, and other). The value of indemnified plan assets are determined based on the value of the liabilities that the assets cover. The value of the pooled funds is calculated by the investment managers based on the net asset values of the underlying portfolios.

    The following table sets forth a summary of changes in the value of the Company's Level 3 assets:

($ in millions)
Balance as of June 30, 2021	$485
Actual return on plan assets	(61)
Purchases, sales, and settlements	(17)
Transfer out of Level 3	(5)
Foreign currency translation	(50)
Balance as of June 30, 2022	352

Note 14 - Debt

Long-Term Debt

    The following table summarizes the carrying value of long-term debt at June 30, 2022 and 2021, respectively:

			June 30,
($ in millions)	Maturities	Interest rates	2022	2021
Term debt
U.S. dollar notes, $400 million (1)(2)	Oct 2021	4.50%	—	400
U.S. private placement notes, $275 million (1)(3)	Dec 2021	5.95%	—	275
Euro bonds, €300 million (1)	Mar 2023	2.75%	313	357
U.S. dollar notes, $500 million (4)	May 2025	4.00%	500	—
U.S. dollar notes, $600 million	Apr 2026	3.63%	600	600
U.S. dollar notes, $300 million	Sep 2026	3.10%	300	300
Euro bonds, €500 million	Jun 2027	1.13%	522	595
U.S. dollar notes, $500 million	May 2028	4.50%	500	500
U.S. dollar notes, $500 million	Jun 2030	2.63%	500	500
U.S. dollar notes, $800 million	May 2031	2.69%	800	800
Total term debt			4,035	4,327

Bank loans			22	4
Commercial paper (1)			2,310	1,817
Other loans			18	22
Finance lease obligations			62	32
Fair value hedge accounting adjustments (5)			(69)	19
Unamortized discounts and debt issuance costs			(24)	(30)
Total debt			6,354	6,191
Less: current portion			(14)	(5)
Total long-term debt			$6,340	$6,186
(1)Indicates debt which has been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.
(2)On July 15, 2021, the Company redeemed all $400 million outstanding amount of the 4.50% senior notes due October 2021.
(3)On December 15, 2021, the Company redeemed U.S. private placement notes of a principal amount of $275 million at maturity using proceeds from the commercial paper program. The notes carried an interest rate of 5.95%.
(4)On May 17, 2022, the Company issued U.S. dollar notes with an aggregate principal amount of $500 million and a contractual maturity in May 2025. The notes pay a coupon of 4.00% per annum, payable semi-annually in arrears. The notes are unsecured senior obligations of the Company and are fully and unconditionally guaranteed by the Company and certain of its subsidiaries.
(5)Relates to fair value hedge basis adjustments relating to interest rate hedging.

    The following table summarizes the contractual maturities of the Company's long-term debt, including current maturities (excluding payments for finance leases) at June 30, 2022 for the succeeding five fiscal years:

($ in millions)
2023	$317
2024	—
2025 (1)	1,755
2026	600
2027 (2)	1,878
(1) Commercial paper denominated in U.S. dollars is classified as maturing in 2025, supported by the 3-year syndicated facility, with a 1-year option to extend.
(2) Commercial paper denominated in Euros is classified as maturing in 2027, supported by the 5-year syndicated facility, with a 1-year option to extend.

Bank and other loans

    The Company has entered into syndicated and bilateral multi-currency credit facilities with financial institutions. On April 26, 2022, the Company terminated the three-, four-, and five-year syndicated facility agreements, which collectively provided for $3.8 billion of credit facilities. On the same day, the Company entered into three- and five-year syndicated facility agreements that each provide a revolving credit facility of $1.9 billion or $3.8 billion in total. The facilities are unsecured and have contractual maturities in April 2025 and April 2027, respectively. The agreements include customary terms and conditions for a syndicated facility of this nature, and the revolving tranches have two 12-month options available to management to extend the maturity date.

    Interest charged on borrowings under the credit facilities is based on the applicable market rate plus the applicable margin. As of June 30, 2022 and 2021, the Company's credit facilities amounted to $3.8 billion.

    As of June 30, 2022 and 2021, the Company has $1.4 billion and $2.0 billion of undrawn commitments, respectively. The Company incurs facility fees of 0.125% on the undrawn commitments. Such facility fees incurred were immaterial in the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

    At June 30, 2022 and 2021, land and buildings with a carrying value of $38 million and $19 million, respectively, have been pledged as security for bank and other loans.

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

    The Company's primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness the Company can incur to 10.0% of total tangible assets, subject to some exceptions and variations by facility. As of June 30, 2022, the Company is required to satisfy certain financial covenants pursuant to its bank debt facilities, which are tested as of the last day of each quarterly and annual financial period. The covenants require the Company to maintain a leverage ratio of not higher than 3.9 times, which is calculated as total net debt divided by Adjusted EBITDA. As of June 30, 2022 and 2021, the Company was in compliance with all debt covenants.

Short-Term Debt

    Short-term debt is generally used to fund working capital requirements. The Company has classified commercial paper as long-term at June 30, 2022 in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

    The following table summarizes the carrying value of short-term debt at June 30, 2022 and 2021, respectively:

	June 30,
($ in millions)	2022	2021
Bank loans	$32	$45
Bank overdrafts	104	53
Total short-term debt	$136	$98
    As of June 30, 2022, the Company paid a weighted-average interest rate of 1.40% per annum on short-term debt, payable at maturity. As of June 30, 2021, the Company paid a weighted-average interest rate of 6.10% per annum, payable at maturity.

Note 15 - Leases

    The components of lease expenses are as follows:

	Years ended June 30,
($ in millions)	2022	2021	2020
Operating lease expense (1)	$130	$113	$112
Short-term and variable lease expense (2)	17	20	—

Finance lease expense
Amortization of right-of-use assets (2)	2	2	2
Interest on lease liabilities (3)	1	1	1

Total lease expense (1)	$150	$136	$115
(1)Included in cost of sales and selling, general, and administrative expenses.
(2)Included in cost of sales.
(3)Included in interest expense.

    The Company's leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2022, the Company does not have material lease commitments that have not commenced.

    Supplemental balance sheet information related to leases was as follows:

		June 30,
($ in millions)	Balance Sheet Location	2022	2021
Assets
Operating lease right-of-use assets, net	Operating lease assets	$560	$532
Finance lease assets (1)	Property, plant, and equipment, net	62	30
Total lease assets		$622	$562

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$101	$96
Non-current operating lease liabilities	Operating lease liabilities	493	462
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	10	2
Non-current finance lease liabilities	Long-term debt, less current portion	52	30
Total lease liabilities		$656	$590
(1)Finance lease assets are recorded net of accumulated amortization of $9 million and $8 million at June 30, 2022 and 2021, respectively.

    Supplemental cash flow information related to leases was as follows:

	Years ended June 30,
($ in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$122	$111	$108
Operating cash flows from finance leases	1	1	1
Financing cash flows from finance leases	5	2	2

Lease assets obtained in exchange for new lease obligations:
Operating leases	55	55	63
Finance leases	34	1	31

    The following table presents the maturities of the Company's lease liabilities recorded on the consolidated balance sheets as of June 30, 2022:

($ in millions)	Operating Leases	Finance Leases
Fiscal year 2023	$114	$12
Fiscal year 2024	103	12
Fiscal year 2025	82	11
Fiscal year 2026	74	7
Fiscal year 2027	60	2
Thereafter	263	29
Total lease payments	696	73
Less: imputed interest	(102)	(11)
Total lease liabilities	$594	$62

    The weighted-average remaining lease term and discount rate are as follows:

	June 30,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	9.0	8.5
Finance leases	10.1	17.2

Weighted-average discount rate:
Operating Leases	3.3%	3.5%
Finance leases	2.9%	3.8%

Note 16 - Shareholders' Equity

    The changes in ordinary and treasury shares during fiscal years 2022, 2021, and 2020, were as follows:

	Ordinary Shares		Treasury Shares
(shares and dollars in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2019	1,626	$16	1	$(16)
Share buyback/cancellations	(57)	—	—	—
Options exercised and shares vested	—	—	(1)	16
Purchase of treasury shares	—	—	7	(67)
Balance as of June 30, 2020	1,569	16	7	(67)
Share buyback/cancellations	(31)	(1)	—	—
Options exercised and shares vested	—	—	(5)	46
Purchase of treasury shares	—	—	1	(8)
Balance as of June 30, 2021	1,538	15	3	(29)
Share buyback/cancellations	(49)	—	—	—
Options exercised and shares vested	—	—	(13)	154
Purchase of treasury shares	—	—	12	(143)
Balance as of June 30, 2022	1,489	$15	2	$(18)

    The changes in the components of accumulated other comprehensive loss during the fiscal years ended June 30, 2022, 2021, and 2020 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2019	$(609)	$(11)	$(90)	$(12)	$(722)
Other comprehensive loss before reclassifications	(298)	(2)	(25)	(28)	(353)
Amounts reclassified from accumulated other comprehensive loss	11	—	9	6	26
Net current period other comprehensive loss	(287)	(2)	(16)	(22)	(327)
Balance as of June 30, 2020	(896)	(13)	(106)	(34)	(1,049)
Other comprehensive income before reclassifications	179	—	44	25	248
Amounts reclassified from accumulated other comprehensive loss	26	—	8	1	35
Net current period other comprehensive income	205	—	52	26	283
Balance as of June 30, 2021	(691)	(13)	(54)	(8)	(766)
Other comprehensive income/(loss) before reclassifications	(220)	—	85	6	(129)
Amounts reclassified from accumulated other comprehensive loss	19	—	9	(13)	15
Net current period other comprehensive income/(loss)	(201)	—	94	(7)	(114)
Balance as of June 30, 2022	$(892)	$(13)	$40	$(15)	$(880)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	For the years ended June 30,
($ in millions)	2022	2021	2020
Amortization of pension:
Amortization of prior service credit	$(3)	$(2)	$(2)
Amortization of actuarial loss	5	8	6
Acquisition/disposal loss	1	—	—
Effect of pension settlement/curtailment	8	2	6
Total before tax effect	11	8	10
Tax effect on amounts reclassified into earnings	(2)	—	(1)
Total net of tax	$9	$8	$9

(Gains)/losses on cash flow hedges:
Commodity contracts	$(20)	$(1)	$6
Forward exchange contracts	—	—	1
Treasury locks	3	2	—
Total before tax effect	(17)	1	7
Tax effect on amounts reclassified into earnings	4	—	(1)
Total net of tax	$(13)	$1	$6

Losses on foreign currency translation:
Foreign currency translation adjustment (1)	$19	$26	$11
Total before tax effect	19	26	11
Tax effect on amounts reclassified into earnings	—	—	—
Total net of tax	$19	$26	$11
(1)During the fiscal year ended June 30, 2022, the Company effectively disposed of a non-core business and transferred $19 million of accumulated foreign currency translation from accumulated other comprehensive loss to earnings. During the fiscal year ended June 30, 2021, the Company recorded a gain on disposal of AMVIG and other non-core businesses. Upon completion of the sales, $26 million of accumulated foreign currency translation was transferred from accumulated other comprehensive loss to earnings. Refer to Note 8, "Equity Method and Other Investments" for further information on the disposal of AMVIG and Note 5, "Divestitures" for more information about the Company's other disposals. The fiscal year ended June 30, 2020 includes the loss on sale of the EC Remedy of $9 million, which is the result of the reclassification of accumulated foreign currency translation amounts from accumulated other comprehensive loss to earnings. Refer to Note 6, "Held for Sale and Discontinued Operations" for more information.

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments. This exposes the Company to market price risk.

    To manage the market price risk, the Company has entered into forward contracts for the purchase of its ordinary shares. As of June 30, 2022, the Company has entered into forward contracts that mature between November 2022 and June 2023 to purchase 14 million shares at a weighted average price of $12.67. As of June 30, 2021, the Company had outstanding forward contracts for 8 million shares at a weighted average price of $11.65 that matured in June 2022.

    The forward contracts to purchase the Company's own shares are classified as a current liability. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts at each reporting period was determined based on the present value of the cost required to settle the contracts.

Note 17 - Income Taxes

    Amcor plc is a tax resident of the United Kingdom of Great Britain and Northern Ireland ("UK").

    The components of income from continuing operations before income taxes and equity in income/(loss) of affiliated companies were as follows:

	Years ended June 30,
($ in millions)	2022	2021	2020
Domestic (UK)	$(58)	$(25)	$(36)
Foreign	1,173	1,218	861
Total income from continuing operations before income taxes and equity in income/(loss) of affiliated companies	$1,115	$1,193	$825

    Income tax expense consisted of the following:

	Years ended June 30,
($ in millions)	2022	2021	2020
Current tax
Domestic (UK)	$2	$11	$1
Foreign	331	246	300
Total current tax	333	257	301
Deferred tax
Domestic (UK)	(10)	(1)	1
Foreign	(23)	5	(115)
Total deferred tax	(33)	4	(114)
Income tax expense	$300	$261	$187

    The deferred tax benefit in fiscal year 2020 related to undistributed foreign earnings and included the tax impact of the EC Remedy sale of $83 million.

    The following is a reconciliation of income tax computed at the UK statutory tax rate of 19.0%, 19.0%, and 18.5% for fiscal years 2022, 2021, and 2020, respectively, to income tax expense.

	Years ended June 30,
($ in millions)	2022	2021	2020
Income tax expense at statutory rate	$212	$227	$153
Foreign tax rate differential	43	18	70
Non-deductible expenses, non-taxable items, net	(2)	2	13
Tax law changes	(1)	(1)	(30)
Change in valuation allowance	4	40	(17)
Uncertain tax positions, net	62	32	—
Other (1)	(18)	(57)	(2)
Income tax expense	$300	$261	$187

(1)In fiscal year 2022, Other is comprised of adjustments to prior year, movements in deferred tax positions of $13 million, and other individually immaterial items. In fiscal year 2021, Other is comprised of adjustments to prior fiscal year, including one related to the crystallization of benefits from business restructuring of $45 million and other individually immaterial items.

    Amcor operates in over forty different jurisdictions with a wide range of statutory tax rates. The tax expense from operating in non-UK jurisdictions in excess of the UK statutory tax rate is included in the line "Foreign tax rate differential" in the above tax rate reconciliation table. For fiscal year 2022, the Company's effective tax rate was 26.9% as compared to the effective tax rates of 21.9% and 22.6% for fiscal years 2021 and 2020, respectively, with the increase in fiscal year 2022 predominantly attributable to an increase in tax provisions for uncertain tax positions. For fiscal year 2021, the Company's effective tax rate was higher than its UK statutory tax rate primarily due to pretax income being earned in jurisdictions outside of the UK where the applicable tax rates are higher than the UK statutory tax rate. The fiscal year 2020 foreign tax rate differential reflects a benefit related to Swiss tax law changes, which was mostly offset by current period tax charges related to true-up adjustments. Refer to the section "Swiss Tax Reform" in this footnote for a discussion of the impacts of the Swiss tax law changes which the Company recognized in the last three fiscal years.

    Significant components of deferred tax assets and liabilities are as follows:

	June 30,
($ in millions)	2022	2021
Deferred tax assets
Inventories	$15	$22
Accrued employee benefits	62	101
Provisions	18	10
Net operating loss carryforwards	325	293
Tax credit carryforwards	39	40
Accruals and other	48	63
Total deferred tax assets	507	529
Valuation allowance	(407)	(403)
Net deferred tax assets	100	126
Deferred tax liabilities
Property, plant, and equipment	(319)	(325)
Other intangible assets, including gross impacts from Swiss tax reform	(304)	(326)
Trade receivables	—	(7)
Derivatives	(4)	—
Undistributed foreign earnings	(20)	(25)
Total deferred tax liabilities	(647)	(683)
Net deferred tax liability	(547)	(557)
Balance sheet location:
Deferred tax assets	130	139
Deferred tax liabilities	(677)	(696)
Net deferred tax liability	$(547)	$(557)

    The Company maintains a valuation allowance on net operating losses and other deferred tax assets in jurisdictions for which it does not believe it is more likely than not to realize those deferred tax assets based upon all available positive and negative evidence, including historical operating performance, carry-back periods, reversal of taxable temporary differences, tax planning strategies, and earnings expectations. The Company's valuation allowance increased by $4 million, by $40 million, and by $73 million for fiscal year 2022, 2021, and 2020, respectively.

    As of June 30, 2022 and 2021, the Company had total net operating loss carry forwards, including capital losses, in the amount of $1,178 million and $1,085 million, respectively, and tax credits in the amount of $39 million and $40 million, respectively. The vast majority of the losses and tax credits do not expire.

    The Company considers the following factors, among others, in evaluating its plans for indefinite reinvestment of its subsidiaries' earnings: (i) the forecasts, budgets, and financial requirements of the Company and its subsidiaries, both for the long-term and for the short-term; and (ii) the tax consequences of any decision to repatriate or reinvest earnings of any subsidiary. As of June 30, 2022, the Company has not provided deferred taxes on approximately $1,093 million of earnings in certain foreign subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable. As of June 30, 2022, a cumulative deferred tax liability of $20 million has been recorded attributable to undistributed earnings that the Company has deemed are no longer indefinitely reinvested. The remaining undistributed earnings of the Company's subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there is no provision for income or withholding taxes on these earnings.

    The Company accounts for its uncertain tax positions in accordance with ASC 740, "Income Taxes." At June 30, 2022 and 2021, unrecognized tax benefits totaled $195 million and $133 million, respectively, all of which would favorably impact the effective tax rate if recognized.

    The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the fiscal years ended June 30, 2022, 2021, and 2020, the Company's accrual for interest and penalties for these uncertain tax positions was $12 million, $12 million, and $7 million, respectively. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years presented is as follows:

	June 30,
($ in millions)	2022	2021	2020
Balance at the beginning of the year	$133	$101	$102
Additions based on tax positions related to the current year	50	39	19
Additions for tax positions of prior years	19	7	2
Reductions for tax positions from prior years	(6)	(12)	(13)
Reductions for settlements	—	—	(7)
Reductions due to lapse of statute of limitations	(1)	(2)	(2)
Balance at the end of the year	$195	$133	$101

    The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. The fiscal years 2016 through 2021 remain open for examination by the United States Internal Revenue Service ("IRS"), the fiscal year 2020 remains open for examination by Her Majesty’s Revenue & Customs ("HMRC"), and the fiscal years 2011 through 2021 are currently subject to audit or remain open for examination in various tax jurisdictions.

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

Swiss Tax Reform

    During the fiscal year ended June 30, 2020, Swiss tax laws were changed in order to remove certain tax regimes and replace these with new measures that are hereafter referred to as "Swiss Tax Reform." In the fourth quarter of fiscal year 2020, the Company obtained confirmation from local authorities as to the methodology to calculate the future benefits and recorded the impact. The Company recorded a benefit of $22 million at June 30, 2020 related to a reduction in deferred tax expense from an allowed step-up of intangible assets for tax purposes, an additional benefit of $2 million during fiscal year 2021, and a decrease of $2 million during fiscal year 2022.

Note 18 - Share-based Compensation

    The Company's equity incentive plans include grants of share options, restricted shares/units, performance shares, performance rights, and share rights.

    In fiscal years 2022, 2021, and 2020, share options and performance rights or performance shares (awarded to U.S. participants in place of performance rights) were granted to officers and employees. The exercise price for share options was set at the time of grant. The requisite service period for outstanding share options, performance rights, or performance shares ranges from two to three years. The awards are also subject to performance and market conditions. At vesting, share options can be exercised and converted to ordinary shares on a one-for-one basis, subject to payment of the exercise price. The contractual term of the share options ranges from five to six years from the grant date. At vesting, performance rights can be exercised and converted to ordinary shares on a one-for-one basis. Performance shares vest automatically and convert to ordinary shares on a one-for-one basis.

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

    As of June 30, 2022, 47 million shares were reserved for future grants. The Company uses treasury shares to settle share-based compensation obligations. Treasury shares are acquired through market purchases throughout the fiscal year for the required number of shares.

    Share-based compensation expense was primarily recorded in selling, general, and administrative expenses in the consolidated statements of income. The total share-based compensation expense was as follows:

	For the years ended June 30,
($ in millions)	2022	2021	2020
Share-based compensation expense	$63	$58	$34

    As of June 30, 2022, there was $87 million of total unrecognized compensation cost related to all unvested share options and other equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

    The weighted-average grant date fair values by type of equity incentive plan for awards granted in fiscal years 2022, 2021 and 2020 were as follows:

	For the years ended June 30,
(in $ per unit of award)	2022	2021	2020
Share options (1)	1.29	1.08	0.74
Restricted shares/units	11.62	11.06	10.15
Performance rights/shares (2)	9.40	7.22	6.70
Share rights	11.44	10.22	8.80
(1)The fair value of share options was determined using Black-Scholes option pricing model with the following key assumptions for the fiscal years ended June 30, 2022, 2021 and 2020, respectively: risk-free interest rate of 1.0% (2021: 0.2%, 2020: 1.8%), expected share-price volatility of 22.0% (2021: 25.0%, 2020: 18.0%), expected dividend yield of 4.1% (2021: 4.7%, 2020: 4.6%), and expected life of options of 6.1 years (2021: 6.1 years, 2020: 5.7 years).
(2)The fair value of performance rights/shares was determined using a combination of Black-Scholes option pricing model and Monte Carlo simulation. The key assumptions for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, were: risk-free interest rate of 0.4% (2021: 0.2%, 2020: 1.8%), expected share-price volatility of 22.0% (2021: 25.0%, 2020: 18.0%), and expected dividend yield of 4.1% (2021: 4.7%, 2020: 4.6%).

    Changes in outstanding share options were as follows:

	Share options
	Number	Weighted-average Exercise Price	Remaining Weighted-average Contract Life	Intrinsic Value
	(in millions)		(in years)	($ in millions)
Share options outstanding at June 30, 2021	55	$10.49
Granted	9	12.40
Exercised	(11)	11.00
Forfeited	(8)	10.95
Share options outstanding at June 30, 2022	45	10.66	3.9	$80
Vested and exercisable at June 30, 2022	3	$11.14	2.2	$3

    The Company received $114 million, $30 million, and $1 million on the exercise of stock options during the fiscal years ended June 30, 2022, 2021, and 2020, respectively. During the fiscal years ended June 30, 2022, 2021, and 2020, the intrinsic value associated with the exercise of share options was $15 million, $6 million, and $1 million, respectively. The grant date fair value of share options vested was $13 million, $2 million, and $0 million for fiscal years ended June 30, 2022, 2021, and 2020, respectively.

    Changes in outstanding other equity incentive plans and the fair values vested are presented below:

	Restricted shares/units		Performance rights/shares		Share rights
	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value
	(in millions)		(in millions)		(in millions)
Outstanding at June 30, 2021	1	$11.17	9	$6.93	3	$9.83
Granted	1	11.62	4	9.40	2	11.44
Exercised	(1)	10.32	(1)	6.79	(1)	8.99
Forfeited	—	—	(1)	6.96	—	10.50
Outstanding at June 30, 2022	1	$11.41	11	$7.79	4	$10.90

Fair value vested ($ in millions)	Restricted shares/units		Performance rights/shares		Share rights
Year Ended June 30, 2022	$3		$8		$7
Year Ended June 30, 2021	3		3		5
Year Ended June 30, 2020	2		2		11

Note 19 - Earnings Per Share Computations

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

	Years ended June 30,
($ in millions, except per share amounts)	2022	2021	2020
Numerator
Net income attributable to Amcor plc	$805	$939	$612
Distributed and undistributed earnings attributable to shares to be repurchased	(3)	(2)	—
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$802	$937	$612
Net income available to ordinary shareholders of Amcor plc from continuing operations—basic and diluted	$802	$937	$620
Net loss available to ordinary shareholders of Amcor plc from discontinued operations—basic and diluted	$—	$—	$(8)

Denominator
Weighted-average ordinary shares outstanding	1,514	1,553	1,601
Weighted-average ordinary shares to be repurchased by Amcor plc	(5)	(2)	(1)
Weighted-average ordinary shares outstanding for EPS—basic	1,509	1,551	1,600
Effect of dilutive shares	6	5	2
Weighted-average ordinary shares outstanding for EPS—diluted	1,516	1,556	1,602

Per ordinary share income
Income from continuing operations	$0.532	$0.604	$0.387
Loss from discontinued operations	—	—	(0.005)
Basic earnings per ordinary share	$0.532	$0.604	$0.382

Income from continuing operations	$0.529	$0.602	$0.387
Loss from discontinued operations	—	—	(0.005)
Diluted earnings per ordinary share	$0.529	$0.602	$0.382

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 7 million, 6 million, and 37 million shares at June 30, 2022, 2021, and 2020, respectively. Basic and diluted weighted average ordinary shares outstanding have decreased in fiscal years 2022 and 2021 due to share repurchases.

Note 20 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At June 30, 2022 and 2021, the Company has recorded accruals of $12 million and $11 million, respectively, included in other non-current liabilities in the consolidated balance sheets, and has estimated a reasonably possible loss exposure in excess of the accrual of $20 million and $17 million, respectively. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of June 30, 2022, the Company provided letters of credit of $36 million, judicial insurance of $1 million and deposited cash of $12 million with the courts to continue to defend the cases referenced above.

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

    In addition to the matters described above, the Company has also recorded aggregate accruals of $43 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the fiscal year ended June 30, 2022.

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

Note 21 - Segments

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

    Operating segments are organized along the Company's product lines and geographical areas. The Company's five Flexibles operating segments (Flexibles Europe, Middle East and Africa; Flexibles North America; Flexibles Latin America; Flexibles Asia Pacific; and Specialty Cartons) have been aggregated in the Flexibles reportable segment as they exhibit similarity in economic characteristics and future prospects, similarity in the products they offer, their production technologies, the customers they serve, the nature of their service delivery models, and their regulatory environments.

    The Company evaluates performance and allocates resources based on adjusted earnings before interest and taxes ("Adjusted EBIT") from continuing operations. The Company defines Adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in income/(loss) of affiliated companies, net of tax.

    The accounting policies of the reportable segments are the same as those in the consolidated financial statements. During the first quarter of fiscal year 2021, the Company revised the presentation of adjusted earnings before interest and tax ("Adjusted EBIT") from continuing operations in the reportable segments to include an allocation of certain research and development and selling, general, and administrative expenses that management previously reflected in Other. The Company refines its expense allocation methodologies to the reportable segments periodically as more relevant information becomes available and to align with industry or market changes. Corporate expenses are allocated to the reportable segments based primarily on direct attribution. Prior period has been recast to conform to the new cost allocation methodology.

    The following table presents information about reportable segments:

	Years ended June 30,
($ in millions)	2022	2021	2020
Sales including intersegment sales
Flexibles	$11,151	$10,040	$9,755
Rigid Packaging	3,393	2,823	2,716
Other	—	—	—
Total sales including intersegment sales	14,544	12,863	12,471

Intersegment sales
Flexibles	—	2	3
Rigid Packaging	—	—	—
Other	—	—	—
Total intersegment sales	—	2	3

Net sales	$14,544	$12,861	$12,468

Adjusted earnings before interest and taxes ("Adjusted EBIT") from continuing operations
Flexibles	1,517	1,427	1,296
Rigid Packaging	289	299	284
Other	(105)	(105)	(83)
Adjusted EBIT from continuing operations	1,701	1,621	1,497
Less: Material restructuring programs (1)	(37)	(88)	(106)
Less: Impairments in equity method investments (2)	—	—	(26)
Less: Material acquisition costs and other (3)	(4)	(7)	(145)
Less: Amortization of acquired intangible assets from business combinations (4)	(163)	(165)	(191)
Less: Impact of hyperinflation (5)	(16)	(19)	(28)
Less: Pension settlements (6)	(8)	—	(5)
Add/(Less): Net gain/(loss) on disposals (7)	(10)	9	—
Less: Property and other losses, net (8)	(13)	—	—
Less: Russia-Ukraine conflict impacts (9)	(200)	—	—
EBIT from continuing operations	1,250	1,351	996

Interest income	24	14	22
Interest expense	(159)	(153)	(207)
Equity in income (loss) of affiliated companies, net of tax	—	(19)	14
Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	$1,115	$1,193	$825
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for fiscal year 2022 and 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for fiscal years 2021 and 2020. Refer to Note 7, "Restructuring," for more information about the Company's restructuring activities.
(2)Impairments in equity method investments include the impairment charges related to other-than-temporary impairments related to the investment in AMVIG. During the fiscal year 2021, the Company sold its interest in AMVIG. Refer to Note 8, "Equity Method and Other Investments," for more information about the Company's equity method investments.
(3)Includes costs associated with the Bemis transaction. Fiscal year 2021 includes a $19 million benefit related to Brazil indirect taxes resulting from a May 2021 Brazil Supreme Court decision. During fiscal year 2020, material acquisition costs and other includes $58 million amortization of Bemis acquisition related inventory fair value step-up and $88 million of Bemis transaction related costs and integration costs not qualifying as exit costs, including certain advisory, legal, audit, and audit related fees.
(4)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions, including $26 million of sales backlog amortization for the fiscal year 2020 from the Bemis acquisition.
(5)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(6)Pension settlements in fiscal year 2022 relate to the purchases of group annuity contracts and transfer of pension plan assets and related benefit obligations. Refer to Note 13, "Pension and Other Post-Retirement Plans," for more information. For fiscal year 2020, impact of pension settlements includes the amount of actuarial losses recognized in the consolidated income statements related to the settlement of certain defined benefit plans, not including related tax effects.
(7)Net gain/(loss) on disposals includes an expense of $10 million from the disposal of non-core assets for fiscal year 2022. Refer to Note 11, "Fair Value Measurements," for more information. Fiscal year 2021 includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 8, "Equity Method and Other Investments," for further information on the disposal of AMVIG and Note 5, "Divestitures," for more information about the Company's other disposals.
(8)Property and other losses, net includes property and related business losses primarily associated with the destruction of the Company's Durban, South Africa, facility during general civil unrest in July 2021, net of insurance recovery.
(9)Russia-Ukraine conflict impacts include $138 million of impairment charges, $57 million of restructuring and related expenses, and $5 million of other expenses for fiscal year 2022. Refer to Note 4,"Restructuring, Impairment, and Related Expenses, Net, " and Note 7, "Restructuring," for further information.

    The tables below present additional financial information by reportable segments:

	Years ended June 30,
($ in millions)	2022	2021	2020
Flexibles	$376	$336	$271
Rigid Packaging	136	127	125
Other	15	5	4
Total capital expenditures for the acquisition of long-lived assets	$527	$468	$400

	Years ended June 30,
($ in millions)	2022	2021	2020
Flexibles	$450	$447	$478
Rigid Packaging	120	115	111
Other	9	10	18
Total depreciation and amortization	$579	$572	$607

    Total assets by segment is not disclosed as the Company does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The Company did not have sales to a single customer that exceeded 10% of consolidated net sales for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

    Sales by major product were:

		Years ended June 30,
($ in millions)	Segment	2022	2021	2020
Films and other flexible products	Flexibles	$10,033	$8,934	$8,637
Specialty flexible folding cartons	Flexibles	1,118	1,104	1,115
Containers, preforms, and closures	Rigid Packaging	3,393	2,823	2,716
Net sales		$14,544	$12,861	$12,468

    The following table provides long-lived asset information for the major countries in which the Company operates. Long-lived assets include property, plant, and equipment, net of accumulated depreciation and impairments.

	June 30,
($ in millions)	2022	2021
United States of America	$1,720	$1,673
Other countries (1)	1,926	2,088
Long-lived assets	$3,646	$3,761
(1)Includes the Company's country of domicile, Jersey. The Company had no long-lived assets in Jersey in any period shown. No individual country represented more than 10% of the respective totals.

    The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operations:

	Year Ended June 30, 2022
($ in millions)	Flexibles	Rigid Packaging	Total
North America	$4,296	$2,656	$6,952
Latin America	1,060	737	1,797
Europe (1)	4,062	—	4,062
Asia Pacific	1,733	—	1,733
Net sales	$11,151	$3,393	$14,544
(1)Includes the Company's country of domicile, Jersey. The Company had no sales in Jersey in the period shown.

	Year Ended June 30, 2021
($ in millions)	Flexibles	Rigid Packaging	Total
North America	$3,719	$2,319	$6,038
Latin America	914	504	1,418
Europe (1)	3,828	—	3,828
Asia Pacific	1,577	—	1,577
Net sales	$10,038	$2,823	$12,861
(1)Includes the Company's country of domicile, Jersey. The Company had no sales in Jersey in the period shown.

	Year Ended June 30, 2020
($ in millions)	Flexibles	Rigid Packaging	Total
North America	$3,637	$2,219	$5,856
Latin America	957	497	1,454
Europe (1)	3,665	—	3,665
Asia Pacific	1,493	—	1,493
Net sales	$9,752	$2,716	$12,468
(1)Includes the Company's country of domicile, Jersey. The Company had no sales in Jersey in the period shown.

Note 22 - Deed of Cross Guarantee

    The parent entity, Amcor plc, and its wholly owned subsidiaries listed below are subject to a Deed of Cross Guarantee dated June 24, 2019 (the "Deed") under which each company guarantees the debts of the others:

Amcor Pty Ltd	Amcor Holdings (Australia) Pty Ltd
Amcor Services Pty Ltd	Amcor Flexibles Group Pty Ltd
Amcor Investments Pty Ltd	Amcor Flexibles (Australia) Pty Ltd
Amcor Finance Australia Pty Ltd	Amcor Flexibles (Port Melbourne) Pty Ltd
Amcor European Holdings Pty Ltd	Amcor Packaging (Asia) Pty Ltd
ARP North America Holdco Ltd	ARP LATAM Holdco Ltd

    The entities above were the only parties to the Deed at June 30, 2022 and comprise the closed group for the purposes of the Deed (and also the extended closed group). ARP North America Holdco Ltd and ARP LATAM Holdco Ltd were newly incorporated entities and were added to the deed on September 25, 2019. By a Revocation Deed, dated September 9, 2021, the Deed was revoked in respect of Amcor Flexibles (Dandenong) Pty Ltd, Packsys Pty Ltd, Packsys Holdings (Aus) Pty Ltd, and Techni-Chem Australia Pty Ltd. No other parties have been added, removed or the subject to a notice of disposal since September 9, 2021.

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

Deed of Cross Guarantee
Statements of Income
($ in millions)

For the year ended June 30,	2022	2021
Net sales	$391	$335
Cost of sales	(337)	(282)

Gross profit	54	53

Operating expenses	(1,251)	(2,441)
Other income, net	2,355	3,898

Operating income	1,158	1,510

Interest income	12	18
Interest expense	(14)	(11)
Other non-operating loss, net	1	(5)

Income before income taxes	1,157	1,512

Income tax (expense)/credit	(4)	17

Net income	$1,153	$1,529

Deed of Cross Guarantee
Summarized Statements of Comprehensive Income
($ in millions)

For the year ended June 30,	2022	2021
Net income	$1,153	$1,529
Other comprehensive income/(loss) (1) :
Foreign currency translation adjustments, net of tax	(30)	32
Net investment hedge of foreign operations, net of tax	—	—
Other comprehensive income/(loss)	(30)	32
Comprehensive (income)/loss attributable to non-controlling interests	—	—
Total comprehensive income	$1,123	$1,561
(1)All of the items in other comprehensive income/(loss) may be reclassified subsequently to profit or loss.

Deed of Cross Guarantee
Summarized Statements of Income and Accumulated Losses
($ in millions)

For the year ended June 30,	2022	2021
Retained earnings, beginning balance	$6,737	$5,935
Net income	1,153	1,529

Retained earnings before distribution	7,890	7,464

Dividends recognized during the financial period	(723)	(727)

Retained earnings at the end of the financial period	$7,167	$6,737

Deed of Cross Guarantee
Balance Sheet
($ in millions)

As of June 30,	2022	2021
Assets
Current assets:
Cash and cash equivalents	$68	$47
Receivables, net	662	690
Inventories	71	66
Prepaid expenses and other current assets	19	32
Total current assets	820	835
Non-current assets:
Property, plant, and equipment, net	63	74
Deferred tax assets	26	39
Other intangible assets, net	12	12
Goodwill	91	100
Other non-current assets	14,039	13,336
Total non-current assets	14,231	13,561
Total assets	$15,051	$14,396
Liabilities
Current liabilities:
Short-term debt	$901	$816
Payables	162	137
Accrued employee costs	21	23
Other current liabilities	191	109
Total current liabilities	1,275	1,085
Non-current liabilities:
Long-term debt, less current portion	319	370
Other non-current liabilities	2	3
Total liabilities	1,596	1,458
Shareholders' Equity
Issued	15	15
Additional paid-in capital	5,239	5,122
Retained earnings	7,167	6,737
Accumulated other comprehensive income	1,034	1,064
Total shareholders' equity	13,455	12,938
Total liabilities and shareholders' equity	$15,051	$14,396

Note 23 - Supplemental Cash Flow Information

    Supplemental cash flow information is as follows:

	For the years ended June 30,
($ in millions)	2022	2021	2020
Interest paid, net of amounts capitalized	$155	$146	$212
Income taxes paid	256	321	304

    Non-cash investing activities includes the purchase of property and equipment for which payment has not been made. As of June 30, 2022, 2021, and 2020, purchase of property and equipment, accrued but unpaid, was $110 million, $76 million, and $78 million, respectively.

Note 24 - Subsequent Events

    On August 17, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per share to be paid on September 28, 2022 to shareholders of record as of September 8, 2022. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between its ordinary share and CHESS Depositary Instrument ("CDI") registers from September 7, 2022 to September 8, 2022, inclusive.

    On August 17, 2022, the Company's Board of Directors approved a $400 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the next twelve months. Pursuant to this program, purchases of the Company's ordinary shares and/or CDIs will be made subject to market conditions and at prevailing market prices, through open market purchases. The Company expects to complete the share buyback within twelve months, however, the timing, volume, and nature of repurchase may be amended, suspended, or discontinued at any time.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

    Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of June 30, 2022.

    The effectiveness of our internal control over financial reporting as of June 30, 2022, has been audited by PricewaterhouseCoopers AG, an independent registered public accounting firm, as stated in their report, which appears on "Item 8. - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

    None.

Item 9C. - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2022, and such information is expressly incorporated herein by reference. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

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

Item 11. - Executive Compensation

    Information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2022, and such information is expressly incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    Equity compensation plans as of June 30, 2022 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	61,152,909	(1)	$10.66	(2)	47,134,428	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	61,152,909	(1)	$10.66	(2)	47,134,428	(3)
(1)Includes outstanding option awards of 45,354,450, which have a weighted-average exercise price of $10.66, 10,676,188 awards of ordinary shares issuable upon vesting of performance shares/rights, 4,230,374 awards of ordinary shares issuable upon vesting of share rights, and 891,898 restricted shares issued under the share retention plan.
(2)Performance shares/rights, share rights, restricted share awards, and non-executive director share plans are excluded when determining the weighted-average exercise price of outstanding options.
(3)May be issued as options, performance shares/rights, share rights, or restricted shares.

    The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2022, and such information is expressly incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions, and Director Independence

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2022, and such information is expressly incorporated herein by reference.

Item 14. - Principal Accountant Fees and Services

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2022, and such information is expressly incorporated herein by reference.

PART IV

Item 15. - Exhibits and Financial Statement Schedules

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 1358)	47
Consolidated Statements of Income	49
Consolidated Statements of Comprehensive Income	50
Consolidated Balance Sheets	51
Consolidated Statements of Cash Flows	52
Consolidated Statements of Equity	53
Notes to Consolidated Financial Statements	54

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	114
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit	Description	Form of Filing
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
4.2
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
4.4
Final Terms, dated as of March 20, 2013, among Amcor Limited, Amcor Finance (USA), Inc. and Amcor UK Finance Limited, relating to the 2.750% Notes due 2023 (incorporated by reference to Exhibit 4.6 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
4.5	Form of 3.625% Notes due 2026 (incorporated by reference to Exhibit 4.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.6	Form of 4.500% Notes due 2028 (incorporated by reference to Exhibit 4.9 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.7	Form of 3.100% Notes due 2026 (incorporated by reference to Exhibit 4.13 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.8	Form of 2.630% Guaranteed Senior Note Due 2030 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).	Incorporated by Reference

Exhibit	Description	Form of Filing
4.9	Form of 1.125% Guaranteed Senior Note Due 2027 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).	Incorporated by Reference
4.10
Indenture, dated as of June 13, 2019, by and among AFUI, as issuer, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.11
Indenture, dated as of June 19, 2020, by and among Bemis, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).
Incorporated by Reference
4.12
Indenture, dated as of June 23, 2020, by and among Amcor UK Finance plc, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor Pty Ltd, Bemis Company, Inc. and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).
Incorporated by Reference
4.13
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
Incorporated by Reference
4.16	Description of Securities of the Registrant.	Filed Herewith
4.17	Form of 2.690% Guaranteed Senior Note Due 2031 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 25, 2021).	Incorporated by Reference
4.18	Form of 4.000% Guaranteed Senior Note due 2025 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 17, 2022).	Incorporated by Reference
4.19
First Supplemental Indenture, dated as of June 30, 2022, among Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 on Amcor plc's Current Report on Form 8-K filed on July 1, 2022).
Incorporated by Reference
4.20
Second Supplemental Indenture, dated as of June 30, 2022, among Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 on Amcor plc's Current Report on Form 8-K filed on July 1, 2022).
Incorporated by Reference
10.1	Amcor plc 2019 Omnibus Incentive Share Plan (incorporated by reference to Exhibit 99.1 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.2	Amcor Limited 2016/17 Long Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.3	Amcor Limited 2017/18 Long Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.4
Amcor Rigid Plastics Deferred Compensation Plan, as amended by that certain First Amendment, dated December 11, 2014, that certain Second Amendment, dated December 10, 2018 and that certain Third Amendment, dated December 16, 2019 (incorporated by reference to Exhibit 10.8 to Amcor plc's Form 10-K filed on August 27, 2020).*
Incorporated by Reference
10.5
Employment Agreement between Amcor Limited and Ronald Delia, dated as of January 21, 2015 (incorporated by reference to Exhibit 10.3 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference

Exhibit	Description	Form of Filing
10.6
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
Incorporated by Reference
10.10	Form of Deed of Appointment (incorporated by reference to Exhibit 10.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*	Incorporated by Reference
10.11	Employment Agreement between Amcor Limited and Michael Zacka, dated as of February 24, 2017 (incorporated by reference to Exhibit 10.24 to Amcor plc's Form 10-K filed on August 24, 2021).*	Incorporated by Reference
10.12
Three-Year Syndicated Facility Agreement, dated as of April 26, 2022, by and among, Amcor plc, Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor UK Finance plc and Amcor Flexibles North America, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and foreign administrative agent (incorporated herein by reference to Exhibit 10.1 to Amcor plc's Current Report on Form 8-K filed on April 28, 2022).
Incorporated by Reference
10.13
Five-Year Syndicated Facility Agreement, dated as of April 26, 2022, by and among, Amcor plc, Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor UK Finance plc and Amcor Flexibles North America, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and foreign administrative agent (incorporated herein by reference to Exhibit 10.2 to Amcor plc's Current Report on Form 8-K filed on April 28, 2022).
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

AMCOR PLC

By	/s/ Michael Casamento	By	/s/ Julie Sorrells
	Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
	August 18, 2022		August 18, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Casamento	/s/ Julie Sorrells
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
August 18, 2022	August 18, 2022

/s/ Ronald Delia	/s/ Armin Meyer
Ronald Delia, Managing Director and Chief Executive Officer	Armin Meyer, Director and Deputy Chairman
August 18, 2022	August 18, 2022

/s/ Graeme Liebelt	/s/ Andrea Bertone
Graeme Liebelt, Director and Chairman	Andrea Bertone, Director
August 18, 2022	August 18, 2022

/s/ Nicholas (Tom) Long	/s/ Karen Guerra
Nicholas (Tom) Long, Director	Karen Guerra, Director
August 18, 2022	August 18, 2022

/s/ Arun Nayar	/s/ Jeremy Sutcliffe
Arun Nayar, Director	Jeremy Sutcliffe, Director
August 18, 2022	August 18, 2022

/s/ Achal Agarwal	/s/ David Szczupak
Achal Agarwal, Director	David Szczupak, Director
August 18, 2022	August 18, 2022

/s/ Susan Carter
Susan Carter, Director
August 18, 2022

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

    Reserves for Doubtful Accounts, Sales Returns, Discounts, and Allowances:

Year ended June 30,	Balance at Beginning of the Year (1)	Additions Charged to Profit and Loss	Write-offs	Foreign Currency Impact and Other (2)	Balance at End of the Year
2022	$28	$2	$(3)	$(2)	$25
2021	42	(4)	(11)	1	28
2020	34	5	(1)	(3)	35
(1)Beginning balance for fiscal year 2021 includes $7 million addition due to the adoption of ASC 326 ("CECL").
(2)Foreign Currency Impact and Other includes reserve accruals related to acquisitions.