Form 10-Q
period 2022-09-30
Amcor plc
filed 2022-11-02
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of October 31, 2022, the registrant had 1,489,019,556 ordinary shares, $0.01 par value, outstanding.

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
• challenging current and future global economic conditions, including inflation and supply chain disruptions;
• impact of operating internationally, including negative impacts from the Russia-Ukraine conflict;
• price fluctuations or shortages in the availability of raw materials, energy and other inputs, which could adversely affect our business;
• production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic volatility;
• global health outbreaks, including the Coronavirus pandemic ("COVID-19");
• an inability to attract and retain key personnel;
• costs and liabilities related to current and future environment, health and safety laws and regulations;
• labor disputes;
• risks related to climate change;
• failures or disruptions in information technology systems;
• cybersecurity risks, which could disrupt our operations or risk of loss of our sensitive business information;
• a significant increase in our indebtedness or a downgrade in our credit rating could reduce our operating flexibility and increase our borrowing costs and negatively affect our financial condition and results of operations;
• foreign exchange rate risk;
• rising interest rates that increase our borrowing costs on our variable rate indebtedness and could have other negative impacts;
• a significant write-down of goodwill and/or other intangible assets;
• failure to maintain an effective system of internal control over financial reporting;
• an inability of our insurance policies, including our use of a captive insurance company, to provide adequate protection against all of the risks we face;
• an inability to defend our intellectual property rights or intellectual property infringement claims against us;
• litigation, including product liability claims, or regulatory developments;
• increasing scrutiny and changing expectations with respect to our Environmental, Social, and Governance ("ESG") practices resulting in additional costs or exposure to additional risks;
• changing government regulations in environmental, health, and safety matters; and
• changes in tax laws or changes in our geographic mix of earnings.

    These risks and uncertainties are supplemented by those identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, those described under Part I, "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as updated by our quarterly reports on Form 10-Q. You can obtain copies of Amcor’s filings with the SEC for free at the SEC’s website (www.sec.gov). Forward-looking statements included herein are made only as of the date hereof and Amcor does not undertake any obligation to update any forward-looking statements, or any other information in this communication, as a result of new information, future developments or otherwise, or to correct any inaccuracies or omissions in them which become apparent, except as expressly required by law. All forward-looking statements in this communication are qualified in their entirety by this cautionary statement.

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2022	2021
Net sales	$3,712	$3,420
Cost of sales	(3,044)	(2,770)

Gross profit	668	650

Operating expenses:
Selling, general, and administrative expenses	(302)	(313)
Research and development expenses	(25)	(25)
Restructuring and related expenses, net	(1)	(8)
Other income/(expenses), net	2	(8)

Operating income	342	296

Interest income	9	5
Interest expense	(59)	(40)
Other non-operating income, net	—	5

Income before income taxes	292	266

Income tax expense	(58)	(63)

Net income	$234	$203

Net income attributable to non-controlling interests	(2)	(1)

Net income attributable to Amcor plc	$232	$202

Basic earnings per share:	$0.156	$0.131
Diluted earnings per share:	$0.155	$0.131
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2022	2021
Net income	$234	$203
Other comprehensive loss:
Net losses on cash flow hedges, net of tax (a)	(7)	(2)
Foreign currency translation adjustments, net of tax (b)	(161)	(95)
Other comprehensive loss	(168)	(97)
Total comprehensive income	66	106
Comprehensive income attributable to non-controlling interests	(2)	—
Comprehensive income attributable to Amcor plc	$64	$106

(a) Tax benefit related to cash flow hedges	$1	$—
(b) Tax expense related to foreign currency translation adjustments	$(3)	$(2)
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$562	$775
Trade receivables, net of allowance for doubtful accounts of $23 and $25, respectively	1,984	1,935
Inventories, net:
Raw materials and supplies	1,216	1,114
Work in process and finished goods	1,374	1,325
Prepaid expenses and other current assets	549	512
Assets held for sale, net	164	192
Total current assets	5,849	5,853
Non-current assets:
Property, plant, and equipment, net	3,589	3,646
Operating lease assets	536	560
Deferred tax assets	129	130
Other intangible assets, net	1,609	1,657
Goodwill	5,237	5,285
Employee benefit assets	85	89
Other non-current assets	258	206
Total non-current assets	11,443	11,573
Total assets	$17,292	$17,426
Liabilities
Current liabilities:
Current portion of long-term debt	$14	$14
Short-term debt	62	136
Trade payables	2,839	3,073
Accrued employee costs	373	471
Other current liabilities	1,264	1,344
Liabilities held for sale	37	65
Total current liabilities	4,589	5,103
Non-current liabilities:
Long-term debt, less current portion	6,879	6,340
Operating lease liabilities	470	493
Deferred tax liabilities	663	677
Employee benefit obligations	192	201
Other non-current liabilities	523	471
Total non-current liabilities	8,727	8,182
Total liabilities	13,316	13,285

Commitments and contingencies (See Note 14)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,489 and 1,489 million shares, respectively)	$15	$15
Additional paid-in capital	4,412	4,431
Retained earnings	588	534
Accumulated other comprehensive loss	(1,048)	(880)
Treasury shares (4 and 2 million shares, respectively)	(49)	(18)
Total Amcor plc shareholders' equity	3,918	4,082
Non-controlling interests	58	59
Total shareholders' equity	3,976	4,141
Total liabilities and shareholders' equity	$17,292	$17,426
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2022	2021
Cash flows from operating activities:
Net income	$234	$203
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and impairment	151	177
Net periodic benefit cost	2	1
Amortization of debt discount and deferred financing costs	1	1
Net foreign exchange gain	(17)	(11)
Share-based compensation	16	15
Other, net	56	73
Loss from hyperinflationary accounting for Argentine subsidiaries	13	2
Deferred income taxes, net	(16)	(11)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(700)	(562)
Net cash used in operating activities	(260)	(112)
Cash flows from investing activities:
Investments in affiliated companies and other	(42)	—
Business acquisitions	(54)	—
Purchase of property, plant, and equipment, and other intangible assets	(152)	(145)
Proceeds from divestitures	4	—
Proceeds from sales of property, plant, and equipment, and other intangible assets	4	—
Net cash used in investing activities	(240)	(145)
Cash flows from financing activities:
Proceeds from issuance of shares	96	82
Purchase of treasury shares	(202)	(131)
Proceeds from issuance of long-term debt	1	8
Repayment of long-term debt	(24)	(401)
Net borrowing of commercial paper	703	795
Net repayment of short-term debt	(66)	(38)
Repayment of lease liabilities	(1)	(1)
Share buyback/cancellations	—	(64)
Dividends paid	(181)	(183)
Net cash provided by financing activities	326	67

Effect of exchange rates on cash and cash equivalents	(60)	(27)
Change in cash and cash equivalents classified as held for sale	21	—

Net decrease in cash and cash equivalents	(213)	(217)
Cash and cash equivalents balance at beginning of year	775	850

Cash and cash equivalents balance at end of period	$562	$633

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$40	$16
Income taxes paid	$35	$55

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property and equipment, accrued but unpaid	$77	$52
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of June 30, 2021	$15	$5,092	$452	$(766)	$(29)	$57	$4,821
Net income			202			1	203
Other comprehensive loss				(96)		(1)	(97)
Share buyback/cancellations	—	(64)					(64)
Dividends declared ($0.1175 per share)			(181)			(2)	(183)
Options exercised and shares vested		(28)			110		82
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		59					59
Purchase of treasury shares					(131)		(131)
Share-based compensation expense		15					15
Balance as of September 30, 2021	$15	$5,074	$473	$(862)	$(50)	$55	$4,705

Balance as of June 30, 2022	$15	$4,431	$534	$(880)	$(18)	$59	$4,141
Net income			232			2	234
Other comprehensive loss				(168)		—	(168)
Dividends declared ($0.12 per share)			(178)			(3)	(181)
Options exercised and shares vested		(75)			171		96
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		40					40
Purchase of treasury shares					(202)		(202)
Share-based compensation expense		16					16
Balance as of September 30, 2022	$15	$4,412	$588	$(1,048)	$(49)	$58	$3,976
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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. Further, the year-end condensed consolidated balance sheet data as of June 30, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. It is management's opinion, however, that all material and recurring adjustments have been made that are necessary for a fair statement of its interim financial position, results of operations, and cash flows. For further information, this Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

    There have been no material changes to the accounting policies followed by the Company during the current fiscal year. The Company reclassified prior year comparative figures in the condensed consolidated balance sheets to conform to the current year's presentation. This change in presentation did not have an impact on the Company’s financial condition or operating results. Certain amounts in the Company's notes to unaudited condensed consolidated financial statements may not add or recalculate due to rounding.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

    In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832) that adds certain disclosure requirements for entities that receive government assistance. The standard is effective for annual periods beginning after December 15, 2021 with early adoption permitted. The Company adopted ASU 2021-10 on July 1, 2022, and the adoption did not have a material impact on the Company's condensed consolidated financial statements. ASU 2021-10 may have a material impact on the Company’s disclosures in the future, if government assistance provided to the Company were to become material.

Accounting Standards Not Yet Adopted

    In September 2022, the FASB issued Accounting Standards Update ("ASU") 2022-04 that adds certain disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods and services. The new standard's requirement to disclose the key terms of supplier finance programs is effective for all interim and annual periods beginning with the Company's fiscal year ending June 30, 2024. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have a minimal impact on its results of operation, financial position, and disclosures.

Note 3 - Held for Sale

    During the fourth quarter of fiscal year 2022, the Company classified the assets and liabilities of its Russian operations as held for sale as a result of the Company's decision to sell its three manufacturing facilities in Russia ("Russian business"), and recorded an impairment of $90 million. In the first quarter of fiscal year 2023, the Company has obtained indicative bids on which basis the expected fair value less costs to sell the Russian business has been updated, which did not result in a change to the previously recognized impairment. The Russian business is part of the Company’s Flexibles segment and is expected to be sold within fiscal year 2023. The disposal of the Russian business will not represent a strategic shift that will have a major effect on the Company's operations and financial results, and therefore does not qualify for reporting as a discontinued operation.

    Major classes of assets and liabilities of the Russian business classified as held for sale were as follows:

($ in millions)	September 30, 2022	June 30, 2022
Cash and cash equivalents	$49	$75
Trade receivables, net	79	66
Inventories, net	37	40
Prepaid expenses and other current assets	26	36
Property, plant, and equipment, net	47	49
Goodwill	16	16
Total assets held for sale	254	282
Less accumulated impairment (1)	(90)	(90)
Total assets held for sale, net	$164	$192

Trade payables	37	65
Total current liabilities held for sale	$37	$65
(1) Inclusive of accumulated other comprehensive loss related to the Russian business.

    This table excludes other non-material assets and liabilities that are held for sale but not part of the Russian business.

Note 4 - Acquisitions

    On August 1, 2022, the Company completed the acquisition of 100% equity interest in DGPack s.r.o., a Czech Republic company that operates a world-class flexible packaging manufacturing plant. The initial purchase consideration amounted to $60 million and is subject to customary post-closing adjustments. The consideration includes $6 million that will be paid in the second quarter of fiscal year 2023. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $39 million and goodwill of $21 million. Goodwill is not deductible for tax purposes. The fair values of the identifiable net assets acquired and goodwill are based on the Company's best estimate as of September 30, 2022 and are considered preliminary. The fair value estimates were based on income, market, and cost valuation methods. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    Pro forma information related to the acquisition of DGPack s.r.o. has not been presented, as the effect of the acquisition on the Company's consolidated financial statements was not material.

Note 5 - Restructuring

    The Company's restructuring activities in the three months ended September 30, 2022 were primarily comprised of restructuring activities related to the Russia-Ukraine conflict.

    Restructuring and related expenses, net were $1 million and $8 million during the three months ended September 30, 2022 and 2021, respectively, and primarily relate to the Flexibles reporting segment. The expenses related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as restructuring and related expenses, net.

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2022	$97	$3	$18	$118
Cash paid	(7)	(1)	(1)	(9)
Reversal of unused amounts	(2)	—	—	(2)
Foreign currency translation	(5)	—	(1)	(6)
Liability balance at September 30, 2022	$83	$2	$16	$101

    The Company expects the majority of the liability for employee, fixed asset related, and other costs as of September 30, 2022 to be paid by the end of fiscal year 2023. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities and other non-current liabilities.

Note 6 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill, excluding amounts classified as held for sale, attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2022	$4,307	$978	$5,285
Acquisitions	21	—	21
Foreign currency translation	(62)	(7)	(69)
Balance as of September 30, 2022	$4,266	$971	$5,237

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net comprised the following:

	September 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,960	$(556)	$1,404
Computer software	231	(160)	71
Other (2)	319	(185)	134
Total other intangible assets	$2,510	$(901)	$1,609

	June 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,970	$(529)	$1,441
Computer software	235	(162)	73
Other (2)	323	(180)	143
Total other intangible assets	$2,528	$(871)	$1,657
(1)Accumulated amortization and impairment included $32 million and $33 million for September 30, 2022 and June 30, 2022, respectively, of accumulated impairment in the Other category.
(2)Other included $16 million for September 30, 2022 and June 30, 2022, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $43 million and $45 million during the three months ended September 30, 2022 and 2021, respectively.

Note 7 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of September 30, 2022 and June 30, 2022, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company's long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying value and estimated fair value of long-term debt with fixed interest rates (including fixed-rate debt with designated receive-fixed/pay-variable interest rate swaps) were as follows:

	September 30, 2022		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,867	$3,517	$3,952	$3,694

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	7	—	7
Total assets measured at fair value	$—	$8	$—	$8

Liabilities
Contingent purchase consideration liabilities	$—	$—	$16	$16
Commodity contracts	—	3	—	3
Forward exchange contracts	—	21	—	21
Interest rate swaps	—	102	—	102
Total liabilities measured at fair value	$—	$126	$16	$142

	June 30, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$6	$—	$6
Forward exchange contracts	—	7	—	7
Total assets measured at fair value	$—	$13	$—	$13

Liabilities
Contingent purchase consideration liabilities	$—	$—	$16	$16
Commodity contracts	—	3	—	3
Forward exchange contracts	—	17	—	17
Interest rate swaps	—	69	—	69
Total liabilities measured at fair value	$—	$89	$16	$105

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

    Contingent purchase consideration liabilities arise from business acquisitions. As of September 30, 2022, the Company's contingent purchase consideration liabilities consist of a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, and a $6 million balance relating to consideration for small business acquisitions where payments are contingent on the Company vacating a certain property or performance criteria. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the unaudited condensed consolidated balance sheets.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy.

    As further discussed in Note 3 -"Held for Sale," during the fourth quarter of fiscal year 2022, the Company met the criteria to recognize the Russian business as held for sale which resulted in the Company remeasuring the disposal group at its fair value, less cost to sell, which is considered a Level 3 fair value measurement. In the first quarter of fiscal year 2023, the Company has obtained indicative bids on which basis the expected fair value less costs to sell the Russian business has been updated, which did not result in a change to the previously recognized impairment.

    During the three months ended September 30, 2021, long-lived assets with a carrying value of $12 million were written down to a fair value of zero as the Company's Durban, South Africa, manufacturing facility was destroyed in a fire as the result of general civil unrest. In addition, other long-lived assets in South Africa, with a carrying amount of $8 million, were written down to their estimated fair value of $4 million using level 3 inputs. These expenses are included within other income/(expenses), net in the accompanying unaudited condensed consolidated statements of income.

    The Company tests indefinite-lived intangibles, including goodwill, for impairment when facts and circumstances indicate the carrying value may not be recoverable. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy. During the three months ended September 30, 2022, and 2021, there were no indefinite-lived intangible impairment charges recorded.

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

Interest Rate Risk

    The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to the changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statements of income in other non-operating income, net.

    As of September 30, 2022, and June 30, 2022, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges was $650 million.

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

    As of September 30, 2022, and June 30, 2022, the notional amount of the outstanding forward contracts was $0.9 billion and $1.0 billion, respectively.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	September 30, 2022	June 30, 2022
Commodity	Volume	Volume
Aluminum	20,873 tons	17,040 tons
PET resin	11,857,680 lbs.	16,886,520 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	September 30, 2022	June 30, 2022
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$1	$6
Forward exchange contracts	Other current assets	4	3
Forward exchange contracts	Assets held for sale, net	2	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	1	1
Total current derivative contracts		8	13
Total non-current derivative contracts		—	—
Total derivative asset contracts		$8	$13

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$3	$3
Forward exchange contracts	Other current liabilities	8	5
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	11	11
Total current derivative contracts		22	19
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	2	1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	102	69
Total non-current derivative contracts		104	70
Total derivative liability contracts		$126	$89

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,
($ in millions)		2022	2021
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$2	$6
Treasury locks	Interest expense	(1)	(1)
Total		$1	$5

	Location of Loss Recognized in the Unaudited Condensed Consolidated Statements of Income	Loss Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended September 30,
($ in millions)		2022	2021
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income/(expenses), net	$(15)	$(13)
Total		$(15)	$(13)

	Location of Loss Recognized in the Unaudited Condensed Consolidated Statements of Income	Loss Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended September 30,
($ in millions)		2022	2021
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(33)	$(4)
Total		$(33)	$(4)

Note 9 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans included the following components:

	Three Months Ended September 30,
($ in millions)	2022	2021
Service cost	$4	$6
Interest cost	12	11
Expected return on plan assets	(14)	(16)
Amortization of actuarial loss	1	1
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost	$2	$1

    Service cost is included in operating income. All other components of net periodic benefit cost other than service cost are recorded within other non-operating income, net.

Note 10 - Income Taxes

    The provision for income taxes for the three months ended September 30, 2022 and 2021 is based on the Company’s estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended September 30, 2022 decreased by 3.8 percentage points compared to the three months ended September 30, 2021 from 23.7% to 19.9% primarily due to differences in the income mix, including higher and non-deductible expenses that did not recur in the current period, and differences in the magnitude of discrete events in both periods.

Note 11 - Shareholders' Equity

    The changes in ordinary and treasury shares during the three months ended September 30, 2022 and 2021 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2021	1,538	$15	3	$(29)
Share buy-back / cancellations	(5)	—
Options exercised and shares vested			(10)	110
Purchase of treasury shares			11	(131)
Balance as of September 30, 2021	1,533	$15	4	$(50)

Balance as of June 30, 2022	1,489	$15	2	$(18)
Options exercised and shares vested			(14)	171
Purchase of treasury shares			16	(202)
Balance as of September 30, 2022	1,489	$15	4	$(49)

    The changes in the components of accumulated other comprehensive loss during the three months ended September 30, 2022 and 2021 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2021	$(691)	$(13)	$(54)	$(8)	$(766)
Other comprehensive income / (loss) before reclassifications	(94)	—	—	2	(92)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(4)	(4)
Net current period other comprehensive loss	(94)	—	—	(2)	(96)
Balance as of September 30, 2021	$(785)	$(13)	$(54)	$(10)	$(862)

Balance as of June 30, 2022	$(892)	$(13)	$40	$(15)	$(880)
Other comprehensive loss before reclassifications	(161)	—	—	(6)	(167)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(1)	(1)
Net current period other comprehensive loss	(161)	—	—	(7)	(168)
Balance as of September 30, 2022	$(1,053)	$(13)	$40	$(22)	$(1,048)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended September 30,
($ in millions)	2022	2021
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)
Amortization of actuarial loss	1	1
Total before tax effect	—	—
Tax effect on amounts reclassified into earnings	—	—
Total net of tax	$—	$—

(Gains) / losses on cash flow hedges:
Commodity contracts	$(2)	$(6)
Treasury locks	1	1
Total before tax effect	(1)	(5)
Tax effect on amounts reclassified into earnings	—	1
Total net of tax	$(1)	$(4)

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments. This exposes the Company to market price risk.

    To manage the market price risk, the Company has entered into forward contracts for the purchase of its ordinary shares. As of September 30, 2022, the Company had forward contracts outstanding that mature between March 2023 and May 2023 to purchase 11 million shares at a weighted average price of $12.45. As of June 30, 2022, the Company had forward contracts outstanding that mature between November 2022 and June 2023 to purchase 14 million shares at a weighted average price of $12.67. During the quarter ended September 30, 2022, forward contracts related to 9 million shares were settled, which were outstanding as of June 30, 2022.

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

    The accounting policies of the reportable segments are the same as those in the unaudited condensed consolidated financial statements.

    The following table presents information about reportable segments:

	Three Months Ended September 30,
($ in millions)	2022	2021
Sales including intersegment sales
Flexibles	$2,779	$2,634
Rigid Packaging	933	786
Other	—	—
Total sales including intersegment sales	3,712	3,420

Intersegment sales
Flexibles	—	—
Rigid Packaging	—	—
Other	—	—
Total intersegment sales	—	—

Net sales	$3,712	$3,420

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$353	$339
Rigid Packaging	66	62
Other	(27)	(20)
Adjusted EBIT	392	381
Less: Material restructuring programs (1)	—	(7)
Add/(Less): Material acquisition costs and other (2)	1	(2)
Less: Amortization of acquired intangible assets from business combinations (3)	(40)	(41)
Less: Impact of hyperinflation (4)	(8)	(2)
Less: Property and other losses, net (5)	—	(28)
Less: Russia-Ukraine conflict impacts (6)	(3)	—
Interest income	9	5
Interest expense	(59)	(40)
Income before income taxes	$292	$266
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three months ended September 30, 2021.
(2)Material acquisition costs and other includes costs / releases of accruals associated with the Bemis transaction.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(4)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(5)Property and other losses, net includes property and related business losses primarily associated with the destruction of the Company's Durban, South Africa, facility during general civil unrest in July 2021, net of insurance recovery.
(6)Russia-Ukraine conflict impacts include incremental costs incurred in connection with the conflict.

    The following table disaggregates net sales, excluding intersegment sales, by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended September 30,
	2022			2021
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,106	$726	$1,832	$1,019	$629	$1,648
Latin America	285	207	492	256	157	413
Europe	955	—	955	938	—	938
Asia Pacific	433	—	433	421	—	421
Net sales	$2,779	$933	$3,712	$2,634	$786	$3,420

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

	Three Months Ended September 30,
(in millions, except per share amounts)	2022	2021
Numerator
Net income attributable to Amcor plc	$232	$202
Distributed and undistributed earnings attributable to shares to be repurchased	(2)	—
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$230	$202

Denominator
Weighted-average ordinary shares outstanding	1,485	1,534
Weighted-average ordinary shares to be repurchased by Amcor plc	(11)	(4)
Weighted-average ordinary shares outstanding for EPS—basic	1,474	1,530
Effect of dilutive shares	12	4
Weighted-average ordinary shares outstanding for EPS—diluted	1,486	1,534

Per ordinary share income
Basic earnings per ordinary share	$0.156	$0.131
Diluted earnings per ordinary share	$0.155	$0.131

    Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three months ended September 30, 2022 and 2021 represented an aggregate of 9 million and 2 million shares, respectively.

Note 14 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At September 30, 2022 and June 30, 2022, the Company had recorded accruals of $12 million, included in other non-current liabilities. The Company has estimated a reasonably possible loss exposure in excess of the accrual of $20 million at September 30, 2022 and June 30, 2022. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of September 30, 2022, the Company has provided letters of credit of $36 million, judicial insurance of $1 million, and deposited cash of $11 million with the courts to continue to defend the cases.

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

    In addition to the matters described above, the Company has also recorded aggregate accruals of $40 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three months ended September 30, 2022.

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

Other Matters

    In the normal course of business, the Company is subject to legal proceedings, lawsuits, and other claims. While the potential financial impact with respect to these ordinary course matters is subject to many factors and uncertainties, management believes that any financial impact to the Company from these matters, individually and in the aggregate, would not have a material adverse effect upon its liquidity, results of operations, or financial condition.

Note 15 - Subsequent Events

    On November 1, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.1225 per share to be paid on December 13, 2022 to shareholders of record as of November 23, 2022. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from November 23, 2022 to November 24, 2022, inclusive.

    At the end of October 2022, the Company entered into interest rate swap contracts for a total notional amount of $1.25 billion. Under the terms of the contracts, the Company will pay a weighted-average fixed rate of interest of 4.53% and receive a variable rate of interest, based on compound overnight SOFR, for the period from November 2022 through June 2023, settled monthly. The Company expects that the interest rate swap contracts will effectively hedge the SOFR component for $1.25 billion of ongoing USD commercial paper issuances at 4.53%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our Form 10-K for fiscal year 2022 filed with the U.S Securities and Exchange Commission (the "SEC") on August 18, 2022, together with the unaudited condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q. Throughout the MD&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended September 30,
($ in millions)	2022		2021
Net sales	$3,712	100.0%	$3,420	100.0%
Cost of sales	(3,044)	(82.0%)	(2,770)	(81.0%)

Gross profit	668	18.0%	650	19.0%

Operating expenses:
Selling, general, and administrative expenses	(302)	(8.1%)	(313)	(9.2%)
Research and development expenses	(25)	(0.7%)	(25)	(0.7%)
Restructuring and related expenses, net	(1)	—%	(8)	(0.2%)
Other income/(expenses), net	2	0.1%	(8)	(0.2%)

Operating income	342	9.2%	296	8.7%

Interest income	9	0.2%	5	0.1%
Interest expense	(59)	(1.6%)	(40)	(1.2%)
Other non-operating income, net	—	—%	5	0.1%

Income before income taxes	292	7.9%	266	7.8%

Income tax expense	(58)	(1.6%)	(63)	(1.8%)

Net income	$234	6.3%	$203	5.9%

Net income attributable to non-controlling interests	(2)	(0.1%)	(1)	—%

Net income attributable to Amcor plc	$232	6.3%	$202	5.9%

Overview

    Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal-care, and other products. We work with leading companies around the world to protect their products and the people who rely on them, differentiate brands, and improve supply chains through a range of flexible and rigid packaging, specialty cartons, closures, and services. We are focused on making packaging that is increasingly light-weighted, recyclable and reusable, and made using an increasing amount of recycled content. During fiscal year 2022, Amcor generated $14.5 billion in net sales.

Significant Items Affecting the Periods Presented

Raw Material, Inflation, and Supply Chain Trends

    During the first quarter of fiscal year 2023, we continued to experience intermittent supply shortages and price volatility of certain resins and raw materials as a result of market dynamics and higher rates of inflation impacting energy, fuel, and labor costs. In addition, higher inflation, especially in Europe and the United States, has led central banks to rapidly raise interest rates to dampen inflation which results in higher interest expense on our variable rate debt. The underlying causes for the continued volatility can be attributed to a variety of factors, including the ongoing impacts of the COVID-19 pandemic resulting in labor shortages and transportation constraints, energy shortages and the ongoing impacts of macroeconomic and geopolitical conditions which are tied to the Russia-Ukraine conflict. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues. In addition, we are focused on driving costs out of our business in this challenging environment and recovering higher raw material costs to help mitigate inflation. However, there could be a time lag between recognizing the benefit of our mitigating actions and when the inflation occurs and there is no assurance that our mitigating measures will be able to fully mitigate the impact of ongoing inflation.

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

    Most of the countries in which we operate currently have little to no COVID-19 related restrictions, with the exception of China, which continues to initiate lockdowns related to the pandemic. These lockdowns have impacted demand and may continue to impact demand for our products and have also led to supply chain disruptions and other challenges. Throughout the COVID-19 pandemic, our facilities have largely been exempt from government mandated closure orders and while governmental measures may be modified, we expect that our facilities will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities due to outbreaks of the virus among our workforce or government mandates.

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

Russia and Ukraine Conflict

    Russia's invasion of Ukraine that began in February 2022 continues as of the date of the filing of this quarterly report. In advance of the invasion, we proactively suspended operations at our small manufacturing site in Ukraine. We also operate three manufacturing facilities in Russia. In the fourth quarter of fiscal year 2022, after a thorough review of our strategic options, we committed to sell our Russian operations, which resulted in a non-cash $90 million impairment charge. During the first quarter of fiscal year 2023, we received indicative bids for our Russian operations which are subject to due diligence. Based on these indicative bids, the fair value less costs to sell our Russian operations has been updated, which did not result in a change to the previously recognized impairment. We continue to expect the sale of our Russian operations will be completed in fiscal year 2023.

    Since our decision in March 2022 to scale back our Russian operations, we have remained committed to continuing to support our Russian and Ukrainian employees and customers. We are proactively taking steps to mitigate the financial impact of exiting our Russian operations, including adjusting our European footprint to reallocate and consolidate volumes from Russia and Ukraine to leverage utilization and deliver enhanced efficiencies across Central and Western Europe, as well as taking actions to restructure our regional cost base. We expect approximately $30 million in additional restructuring and other costs in fiscal year 2023 related to our exit decision.

    For further information, refer to Note 3, "Held for Sale," and Note 5, "Restructuring" of "Part I, Item 1, Notes to Condensed Consolidated Financial Statements."

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy has been designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended September 30, 2022 and 2021 resulted in a negative impact of $8 million and $2 million, respectively, in foreign currency transaction losses that was reflected in the unaudited condensed consolidated statements of income.

Results of Operations - Three Months Ended September 30, 2022

Consolidated Results of Operations

	Three Months Ended September 30,
($ in millions, except per share data)	2022	2021
Net sales	$3,712	$3,420
Operating income	342	296
Operating income as a percentage of net sales	9.2%	8.7%

Net income attributable to Amcor plc	$232	$202
Diluted Earnings Per Share	$0.155	$0.131

    Net sales increased by $292 million, or 9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Excluding the pass-through of raw material costs of $398 million, negative currency impacts of $207 million, and negative net impact of acquisitions, disposed, and ceased operations of $10 million, the increase in net sales for the three months ended September 30, 2022 was $111 million, or 3%, driven by favorable price/mix of 4% and unfavorable volumes of 1%.

    Net income attributable to Amcor plc increased by $30 million, or 15%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, mainly as a result of increased gross profit of $18 million generated by net sales improvement, and lower selling, general, and administrative (“SG&A”) and other expenses of $28 million, partially offset by higher interest expense of $19 million.

    Diluted earnings per share ("Diluted EPS") increased by $0.024, or by 18%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, with the net income attributable to ordinary shareholders of Amcor plc increasing by 15% and the diluted weighted average number of shares outstanding decreasing by 3%. The decrease in the diluted weighted-average number of shares outstanding was due to repurchase of shares under announced share buyback programs.

Segment Results of Operations

Flexibles Segment

    The Flexibles reportable segment develops and supplies flexible packaging globally.

	Three Months Ended September 30,
($ in millions)	2022	2021
Net sales including intersegment sales	$2,779	$2,634
Adjusted EBIT	353	339
Adjusted EBIT as a percentage of net sales	12.7%	12.9%

    Net sales including intersegment sales increased by $145 million, or by 6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Excluding the pass-through of raw material costs of $267 million, negative currency impacts of $201 million, and negative net impact of acquisitions, disposed, and ceased operations of $10 million, the increase in net sales, including intersegment sales, for the three months ended September 30, 2022, was $89 million, or 3%, driven by favorable price/mix of 4%, and unfavorable volumes of 1%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $14 million, or by 4%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Excluding negative currency impacts of $21 million and the negative net impact of acquisitions, disposed, and ceased operations of $2 million, the increase in Adjusted EBIT for the three months ended September 30, 2022, was $37 million, or 11%, driven by favorable price/mix of 19%, partially offset by unfavorable SG&A and other costs of (4%), unfavorable plant costs of (3%), and unfavorable volumes of (1%).

Rigid Packaging Segment

    The Rigid Packaging reportable segment manufactures rigid packaging containers and related products.

	Three Months Ended September 30,
($ in millions)	2022	2021
Net sales	$933	$786
Adjusted EBIT	66	62
Adjusted EBIT as a percentage of net sales	7.1%	7.9%

    Net sales increased by $147 million, or by 19%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Excluding the pass-through of raw material costs of $132 million and negative currency impacts of $6 million, the increase in net sales for the three months ended September 30, 2022 was $21 million, or 3%, driven by favorable volumes of 1% and favorable price/mix of 2%.

    Adjusted EBIT increased by $4 million, or by 6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Excluding negative currency impacts of $1 million, the increase in Adjusted EBIT for the three months ended September 30, 2022, was $5 million, or 7%, driven primarily by favorable volumes of 8%, favorable price/mix of 34%, partially offset by unfavorable SG&A, and other costs of (6%) and unfavorable plant costs of (29%) driven primarily by inflation on operating costs including higher energy and labor costs.

Consolidated Gross Profit

	Three Months Ended September 30,
($ in millions)	2022	2021
Gross profit	$668	$650
Gross profit as a percentage of net sales	18.0%	19.0%

    Gross profit increased by $18 million, or by 3%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily driven by the increase in net sales of 3% referred to above. Gross profit as a percentage of sales decreased to 18.0% for the three months ended September 30, 2022, primarily due to the impact on the calculation from the pass through of higher raw material costs during the current fiscal quarter.

Consolidated Selling, General, And Administrative Expenses

	Three Months Ended September 30,
($ in millions)	2022	2021
Selling, general, and administrative expenses	$(302)	$(313)
Selling, general, and administrative expenses as a percentage of net sales	(8.1)%	(9.2)%

    Selling, general, and administrative expenses decreased by $11 million, or by 4%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily driven by positive currency impacts during the current fiscal quarter.

Consolidated Other Income/(Expenses), Net

	Three Months Ended September 30,
($ in millions)	2022	2021
Other income/(expenses), net	$2	$(8)
Other income/(expenses), net as a percentage of net sales	0.1%	(0.2)%

    Other income/(expenses), net fluctuated by $10 million, or by 125%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven by the non-recurrence of property and related business losses primarily associated with the destruction of our Durban, South Africa, facility in July 2021.

Consolidated Interest Expense

	Three Months Ended September 30,
($ in millions)	2022	2021
Interest expense	$(59)	$(40)
Interest expense as a percentage of net sales	(1.6%)	(1.2)%

    Interest expense increased by $19 million, or by 48%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven by increased interest rates on our variable rate debt.

Consolidated Income Tax Expense

	Three Months Ended September 30,
($ in millions)	2022	2021
Income tax expense	$(58)	$(63)
Effective income tax rate	19.9%	23.7%

    The provision for income taxes for the three months ended September 30, 2022 and 2021 is based on our estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended September 30, 2022 decreased by 3.8 percentage points compared to the three months ended September 30, 2021, primarily due to differences in the income mix, including higher and non-deductible expenses that did not recur in the current period, and the difference in magnitude of discrete events in both periods.

Presentation of Non-GAAP Information

    This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of significant tax reforms, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of deferred acquisition payments, and impacts related to the Russia-Ukraine conflict.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to EBIT, Adjusted EBIT and Adjusted net income for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,
($ in millions)	2022	2021
Net income attributable to Amcor plc, as reported	$232	$202
Add: Net income attributable to non-controlling interests	2	1
Net income	234	203
Add: Income tax expense	58	63
Add: Interest expense	59	40
Less: Interest income	(9)	(5)
EBIT	342	301
Add: Material restructuring programs (1)	—	7
Add/(Less): Material acquisition costs and other (2)	(1)	2
Add: Amortization of acquired intangible assets from business combinations (3)	40	41
Add: Impact of hyperinflation (4)	8	2
Add: Property and other losses, net (5)	—	28
Add: Russia-Ukraine conflict impacts (6)	3	—
Adjusted EBIT	$392	$381
Less: Income tax expense	(58)	(63)
Less: Adjustments to income tax expense (7)	(11)	(11)
Less: Interest expense	(59)	(40)
Add: Interest income	9	5
Less: Net income attributable to non-controlling interests	(2)	(1)
Adjusted net income	$271	$271
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three months ended September 30, 2021.
(2)Material acquisition costs and other includes costs / releases of accruals associated with the Bemis transaction.
(3)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(4)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(5)Property and other losses, net includes property and related business losses primarily associated with the destruction of our Durban, South Africa, facility during general civil unrest in July 2021, net of insurance recovery.
(6)Russia-Ukraine conflict impacts include incremental costs incurred in connection with the conflict.
(7)Net tax impact on items (1) through (6) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at September 30, 2022 and June 30, 2022 is as follows:

($ in millions)	September 30, 2022	June 30, 2022
Current portion of long-term debt	$14	$14
Short-term debt	62	136
Long-term debt, less current portion	6,879	6,340
Total debt	6,955	6,490
Less cash and cash equivalents	562	775
Net debt	$6,393	$5,715

Supplemental Guarantor Information

    Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Flexibles North America, Inc. and Amcor UK Finance plc.

• $500 million, 4.000%, Guaranteed Senior Notes due 2025 of Amcor Flexibles North America, Inc.
• $300 million, 3.100%, Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
• $600 million, 3.625%, Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
• $500 million, 4.500%, Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, Inc.
• $500 million, 2.630%, Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
• $800 million, 2.690%, Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
• €500 million, 1.125%, Guaranteed Senior Notes due 2027 of Amcor UK Finance plc

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

Statement of Income for Obligor Group

($ in millions)	Three Months Ended September 30, 2022
Net sales - external	$278
Net sales - to subsidiaries outside the Obligor Group	2
Total net sales	280

Gross profit	48

Net income (1)	$(613)

Net (income)/loss attributable to non-controlling interests	—

Net income attributable to Obligor Group	$(613)
(1)Includes $514 million net expense from internal reorganization.

Balance Sheets for Obligor Group

($ in millions)	September 30, 2022	June 30, 2022
Assets
Current assets - external	$1,174	$1,254
Current assets - due from subsidiaries outside the Obligor Group	62	83
Total current assets	1,236	1,337
Non-current assets - external	1,399	1,396
Non-current assets - due from subsidiaries outside the Obligor Group	9,782	10,978
Total non-current assets	11,181	12,374
Total assets	$12,417	$13,711
Liabilities
Current liabilities - external	$988	$2,014
Current liabilities - due to subsidiaries outside the Obligor Group	14	23
Total current liabilities	1,002	2,037
Non-current liabilities - external	7,044	6,456
Non-current liabilities - due to subsidiaries outside the Obligor Group	10,025	11,255
Total non-current liabilities	17,069	17,711
Total liabilities	$18,071	$19,748

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements."

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the year ended June 30, 2022. There have been no material changes in critical accounting estimates and judgments as of September 30, 2022 from those described in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Overview

	Three Months Ended September 30,
($ in millions)	2022	2021
Net cash used in operating activities	$(260)	$(112)
Net cash used in investing activities	(240)	(145)
Net cash provided by financing activities	326	67

Cash Flow Overview

    Net Cash Used in Operating Activities

    Net cash used in operating activities increased by $148 million, or by 133%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in cash outflow is primarily driven by higher inventory levels to mitigate variability of raw material supply over the last twelve months along with the timing of higher raw material costs on working capital.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $95 million, or by 66%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in cash outflow was primarily due to the acquisition of DGPack s.r.o. and additional investments in affiliated companies.

    Net Cash Provided by Financing Activities

    Net cash provided by financing activities increased by $259 million, or by 387%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase is primarily due to higher net debt drawdowns compared to the prior period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings. At the end of October 2022, we entered into interest rate swap contracts for a total notional amount of $1.25 billion. Under the terms of the contracts, we will pay a weighted average fixed rate of interest of 4.53% and receive a variable rate of interest, based on compound overnight SOFR, for the period from November 1, 2022, through June 30, 2023, settled monthly. We expect that the interest rate swap contracts will effectively hedge the SOFR component of $1.25 billion of ongoing USD commercial paper issuances at 4.53%.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of September 30, 2022, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of September 30, 2022 and June 30, 2022 was $6.4 billion and $5.7 billion, respectively.

Available Financing

    As of September 30, 2022, we had undrawn credit facilities available in the amount of $0.8 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. These facilities mature in April 2025 and April 2027, respectively, and the revolving tranches have two 12-month options available to management to extend the maturity date. Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million.

    As of September 30, 2022, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $3.0 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities).

Dividend Payments

    We declared and paid a $0.12 cash dividend per ordinary share during the first fiscal quarter which ended September 30, 2022.

Credit Rating

    Our capital structure and financial practices have earned us investment grade credit ratings from two internationally recognized credit rating agencies. These investment grade credit ratings are important to our ability to issue debt at favorable rates of interest, for various terms, and from a diverse range of markets that are highly liquid, including European and U.S. debt capital markets, and from global financial institutions.

Share Repurchases

    On August 17, 2022, our Board of Directors approved a $400 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs"). During the three months ended September 30, 2022, no shares were repurchased under this program.

    We had cash outflows of $202 million and $131 million for the purchase of our shares in the open market and using forwards contracts to purchase our own equity during the three months ended September 30, 2022 and 2021, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of September 30, 2022, June 30, 2022, and September 30, 2021, we held treasury shares at cost of $49 million, $18 million, and $50 million, representing 4 million, 2 million, and 4 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended September 30, 2022. For additional information, refer to Note 7, "Fair Value Measurements," and Note 8, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 14, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    There have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    Share repurchase activity during the three months ended September 30, 2022 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
July 1 - 31, 2022	—	$—	—	$—
August 1 - 31, 2022	16,000	12.62	—	400
September 1 - 30, 2022	—	—	—	400
Total	16,000	$12.62	—

(1) Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2) Average price paid per share excludes costs associated with the repurchase.
(3) On August 17, 2022, our Board of Directors approved a buyback of $400 million of ordinary shares and/or CHESS Depositary Instruments ("CDIs") during the following twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.

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

AMCOR PLC

Date	November 2, 2022	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	November 2, 2022	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)