Form 10-Q
period 2022-12-31
Amcor plc
filed 2023-02-08
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of February 6, 2023, the registrant had 1,485,779,968 ordinary shares, $0.01 par value, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2022	2021	2022	2021
Net sales	$3,642	$3,507	$7,354	$6,927
Cost of sales	(2,980)	(2,862)	(6,024)	(5,632)

Gross profit	662	645	1,330	1,295

Selling, general, and administrative expenses	(298)	(303)	(600)	(616)
Research and development expenses	(24)	(23)	(49)	(48)
Restructuring and other related activities, net	213	(10)	212	(18)
Other income, net	6	13	8	5

Operating income	559	322	901	618

Interest income	11	5	20	10
Interest expense	(79)	(39)	(138)	(79)
Other non-operating income, net	3	2	3	7

Income before income taxes	494	290	786	556

Income tax expense	(33)	(61)	(91)	(124)

Net income	$461	$229	$695	$432

Net income attributable to non-controlling interests	(2)	(4)	(4)	(5)

Net income attributable to Amcor plc	$459	$225	$691	$427

Basic earnings per share:	$0.309	$0.148	$0.465	$0.280
Diluted earnings per share:	$0.307	$0.148	$0.461	$0.279
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2022	2021	2022	2021
Net income	$461	$229	$695	$432
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	4	(5)	(3)	(7)
Foreign currency translation adjustments, net of tax (b)	144	(21)	(17)	(116)
Pension, net of tax (c)	(1)	3	(1)	3
Other comprehensive income/(loss)	147	(23)	(21)	(120)
Total comprehensive income	608	206	674	312
Comprehensive income attributable to non-controlling interests	(2)	(4)	(4)	(4)
Comprehensive income attributable to Amcor plc	$606	$202	$670	$308

(a) Tax benefit related to cash flow hedges	$—	$1	$1	$1
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$2	$—	$(1)	$(2)
(c) Tax benefit related to pension adjustments	$—	$—	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$837	$775
Trade receivables, net of allowance for doubtful accounts of $23 and $25, respectively	1,972	1,935
Inventories, net:
Raw materials and supplies	1,205	1,114
Work in process and finished goods	1,304	1,325
Prepaid expenses and other current assets	545	512
Assets held for sale, net	—	192
Total current assets	5,863	5,853
Non-current assets:
Property, plant, and equipment, net	3,687	3,646
Operating lease assets	543	560
Deferred tax assets	129	130
Other intangible assets, net	1,577	1,657
Goodwill	5,281	5,285
Employee benefit assets	91	89
Other non-current assets	304	206
Total non-current assets	11,612	11,573
Total assets	$17,475	$17,426
Liabilities
Current liabilities:
Current portion of long-term debt	$14	$14
Short-term debt	48	136
Trade payables	2,785	3,073
Accrued employee costs	344	471
Other current liabilities	1,202	1,344
Liabilities held for sale	—	65
Total current liabilities	4,393	5,103
Non-current liabilities:
Long-term debt, less current portion	6,840	6,340
Operating lease liabilities	476	493
Deferred tax liabilities	667	677
Employee benefit obligations	200	201
Other non-current liabilities	488	471
Total non-current liabilities	8,671	8,182
Total liabilities	13,064	13,285

Commitments and contingencies (See Note 15)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,486 and 1,489 million shares, respectively)	$15	$15
Additional paid-in capital	4,391	4,431
Retained earnings	866	534
Accumulated other comprehensive loss	(901)	(880)
Treasury shares (2 and 2 million shares, respectively)	(18)	(18)
Total Amcor plc shareholders' equity	4,353	4,082
Non-controlling interests	58	59
Total shareholders' equity	4,411	4,141
Total liabilities and shareholders' equity	$17,475	$17,426
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2022	2021
Cash flows from operating activities:
Net income	$695	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	284	332
Net periodic benefit cost	4	4
Amortization of debt discount and deferred financing costs	1	1
Net gain on disposal of property, plant, and equipment	(5)	—
Net gain on disposal of businesses	(219)	—
Net foreign exchange (gain)/loss	25	(2)
Share-based compensation	29	31
Other, net	11	57
Loss from hyperinflationary accounting for Argentine subsidiaries	28	7
Deferred income taxes, net	(12)	(14)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(696)	(525)
Net cash provided by operating activities	145	323
Cash flows from investing activities:
Issuance of loans to affiliated companies and other	(1)	(5)
Investments in affiliated companies and other	(49)	(11)
Business acquisitions	(54)	—
Purchase of property, plant, and equipment, and other intangible assets	(250)	(255)
Proceeds from divestitures	370	—
Proceeds from sales of property, plant, and equipment, and other intangible assets	8	6
Net cash (used in)/provided by investing activities	24	(265)
Cash flows from financing activities:
Proceeds from issuance of shares	132	92
Purchase of treasury shares	(221)	(133)
Proceeds from issuance of long-term debt	—	19
Repayment of long-term debt	(11)	(677)
Net borrowing of commercial paper	500	1,133
Net repayment of short-term debt	(83)	(4)
Repayment of lease liabilities	(2)	(2)
Share buyback/cancellations	(40)	(295)
Dividends paid	(365)	(368)
Net cash used in financing activities	(90)	(235)

Effect of exchange rates on cash and cash equivalents	(92)	(47)

Net decrease in cash and cash equivalents	(13)	(224)
Cash and cash equivalents balance at beginning of year	850	850

Cash and cash equivalents balance at end of period	$837	$626

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$127	$70
Income taxes paid	$91	$110

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property and equipment, accrued but unpaid	$83	$74
See accompanying notes to condensed consolidated financial statements. Cash and cash equivalents at the beginning of the year include cash and cash equivalents classified as held for sale.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of September 30, 2021	$15	$5,074	$473	$(862)	$(50)	$55	$4,705
Net income			225			4	229
Other comprehensive loss				(23)		—	(23)
Share buyback/cancellations	—	(231)					(231)
Dividends declared ($0.12 per share)			(183)			(2)	(185)
Options exercised and shares vested		(5)			15		10
Purchase of treasury shares					(2)		(2)
Share-based compensation expense		16					16
Balance as of December 31, 2021	$15	$4,854	$515	$(885)	$(37)	$57	$4,519

Balance as of June 30, 2021	$15	$5,092	$452	$(766)	$(29)	$57	$4,821
Net income			427			5	432
Other comprehensive loss				(119)		(1)	(120)
Share buyback/cancellations	—	(295)					(295)
Dividends declared ($0.2375 per share)			(364)			(4)	(368)
Options exercised and shares vested		(33)			125		92
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		59					59
Purchase of treasury shares					(133)		(133)
Share-based compensation expense		31					31
Balance as of December 31, 2021	$15	$4,854	$515	$(885)	$(37)	$57	$4,519

Balance as of September 30, 2022	$15	$4,412	$588	$(1,048)	$(49)	$58	$3,976
Net income			459			2	461
Other comprehensive income				147		—	147
Share buyback/cancellations	—	(40)					(40)
Dividends declared ($0.1225 per share)			(181)			(3)	(184)
Options exercised and shares vested		(14)			50		36
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		20					20
Purchase of treasury shares					(19)		(19)
Share-based compensation expense		13					13
Change in non-controlling interests						1	1
Balance as of December 31, 2022	$15	$4,391	$866	$(901)	$(18)	$58	$4,411

Balance as of June 30, 2022	$15	$4,431	$534	$(880)	$(18)	$59	$4,141
Net income			691			4	695
Other comprehensive loss				(21)		—	(21)
Share buyback/cancellations	—	(40)					(40)
Dividends declared ($0.2425 per share)			(359)			(6)	(365)
Options exercised and shares vested		(89)			221		132
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		60					60
Purchase of treasury shares					(221)		(221)
Share-based compensation expense		29					29
Change in non-controlling interests						1	1
Balance as of December 31, 2022	$15	$4,391	$866	$(901)	$(18)	$58	$4,411
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

    Amcor plc ("Amcor" or the "Company") is a public limited company incorporated under the Laws of the Bailiwick of Jersey. The Company's history dates back more than 150 years, with origins in both Australia and the United States of America. Today, Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal-care, and other consumer goods end markets. The Company's innovation excellence and global packaging expertise enable the Company to solve packaging challenges around the world every day, producing packaging that is more functional, appealing, and cost effective for its customers and their consumers and importantly, more sustainable for the environment.

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

    There have been no material changes to the accounting policies followed by the Company during the current fiscal year. The Company reclassified prior year inventory comparatives in the condensed consolidated balance sheets to conform to the current year's presentation which provides the breakdown of inventory. This change in presentation did not have an impact on the Company’s financial condition or operating results. Certain amounts in the Company's notes to unaudited condensed consolidated financial statements may not add or recalculate due to rounding.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

    In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832) that adds certain disclosure requirements for entities that receive government assistance. The standard is effective for annual periods beginning after December 15, 2021 with early adoption permitted. The Company adopted ASU 2021-10 on July 1, 2022, and the adoption did not have a material impact on the Company's condensed consolidated financial statements. ASU 2021-10 may have an impact on the Company’s disclosures in the future, if government assistance provided to the Company were to become material.

Accounting Standards Not Yet Adopted

    In September 2022, the FASB issued ASU 2022-04 that adds certain disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods and services. The new standard's requirement to disclose the key terms of supplier finance programs is effective for all interim and annual periods beginning with the Company's fiscal year ending June 30, 2024. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are not expected to have a material impact on its results of operation, financial position, and disclosures.

Note 3 - Restructuring and Other Related Activities, Net

    Restructuring and other related activities, net, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2022	2021	2022	2021
Gain on disposal of Russian business, net	$215	$—	$215	$—
Restructuring and related expenses, net	(2)	(10)	(3)	(18)
Restructuring and other related activities, net	$213	$(10)	$212	$(18)

    A pre-tax net gain on disposal of the Company's three manufacturing facilities in Russia ("Russian business") of $215 million was recognized in the three and six months ended December 31, 2022, which includes a reversal of a $90 million impairment charge recorded in the quarter ended June 30, 2022. For further information, refer to Note 4, "Held for Sale" and Note 5, "Acquisitions and Disposals."

    Refer to Note 6, "Restructuring" for information on restructuring and related expenses, net. For information on the Company's future restructuring initiatives related to the sale of the Russian business announced on February 7, 2023, refer to Note 16, "Subsequent Events."

Note 4 - Held for Sale

    During the fourth quarter of fiscal year 2022, the Company classified the assets and liabilities of its Russian operations as held for sale as a result of the Company's decision to sell its Russian business, and recorded an impairment of $90 million. On December 23, 2022, the Company completed the sale of the Russian business and derecognized the assets and liabilities previously classified as held for sale. The disposal did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore did not qualify for reporting as a discontinued operation. The Russian business was part of the Company's Flexibles reportable segment. For further information, refer to Note 5, "Acquisitions and Disposals."

    Major classes of assets and liabilities of the Russian business classified as held for sale were as follows:

($ in millions)	December 31, 2022	June 30, 2022
Cash and cash equivalents	$—	$75
Trade receivables, net	—	66
Inventories, net	—	40
Prepaid expenses and other current assets	—	36
Property, plant, and equipment, net	—	49
Goodwill	—	16
Total assets held for sale	—	282
Less accumulated impairment (1)	—	(90)
Total assets held for sale, net	$—	$192

Trade payables	—	65
Total current liabilities held for sale	$—	$65
(1) Inclusive of accumulated other comprehensive loss related to the Russian business.

    This table excludes other non-material assets and liabilities that are held for sale but not part of the Russian business.

Note 5 - Acquisitions and Disposals

Acquisitions

    On August 1, 2022, the Company completed the acquisition of 100% equity interest in DGPack s.r.o., a Czech Republic company that operates a world-class flexible packaging manufacturing plant. The initial purchase consideration amounted to $60 million and is subject to customary post-closing adjustments. The consideration includes $6 million that is expected to be paid in the third quarter of fiscal year 2023. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $36 million and goodwill of $24 million. Goodwill is not deductible for tax purposes. The fair values of the identifiable net assets acquired and goodwill are based on the Company's best estimate as of December 31, 2022 and are considered preliminary. The fair value estimates were based on income, market, and cost valuation methods. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    Pro forma information related to the acquisition of DGPack s.r.o. has not been presented, as the effect of the acquisition on the Company's consolidated financial statements was not material.

Disposals

    On December 23, 2022, the Company completed the sale of the Russian business after receiving all necessary regulatory approvals and cash proceeds, including receipt of closing cash balances. The sale follows the Company’s previously announced plan to pursue the orderly sale of its Russian business. The total net cash consideration received was $365 million and resulted in a net pre-tax net gain of $215 million, which included a reversal of a $90 million impairment charge recorded in the fourth quarter of fiscal year 2022. The impairment charge was based on the Company's best estimate of the fair value of its Russian business, which considered the wide range of indicative bids received and uncertain regulatory environment. The net pre-tax gain on disposal of the Russian business was recorded as restructuring and other related activities, net within the unaudited condensed consolidated statements of income. The Russian business had a net carrying value of $252 million, including allocated goodwill of $46 million and accumulated other comprehensive losses of $73 million, primarily attributed to foreign currency translation adjustments.

Note 6 - Restructuring

    The Company's restructuring activities in the three and six months ended December 31, 2022 were primarily comprised of restructuring activities related to the Russia-Ukraine conflict and the three and six months ended December 31, 2021 included expenses related to the Company's 2019 plan from the integration of acquired Bemis operations which was substantially completed at the end of fiscal year 2022.

    Restructuring and related expenses, net were $2 million and $10 million during the three months ended December 31, 2022 and 2021, and $3 million and $18 million in the six months ended December 31, 2022 and 2021, respectively, and primarily relate to the Flexibles reportable segment. The expenses related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as restructuring and other related activities, net.

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2022	$97	$3	$18	$118
Net charges to earnings	2	—	—	2
Cash paid	(16)	(1)	(8)	(25)
Reversal of unused amounts	(2)	—	—	(2)
Liability balance at December 31, 2022	$81	$2	$10	$93

    The Company expects the majority of the liability for employee, fixed assets related, and other costs as of December 31, 2022 to be paid within the next twelve months. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities and other non-current liabilities.

Note 7 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment, excluding amounts that were classified as held for sale as of June 30, 2022, were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2022	$4,307	$978	$5,285
Acquisitions	24	—	24
Disposals (1)	(30)	—	(30)
Foreign currency translation	7	(5)	2
Balance as of December 31, 2022	$4,308	$973	$5,281
(1)Disposals are attributed to additional goodwill allocated to the Russian business, following the disposal of the business on December 23, 2022. As of June 30, 2022, $16 million of goodwill attributable to the Russian business was classified as assets held for sale. For further information, refer to Note 4, "Held for Sale" and Note 5, "Acquisitions and Disposals."
    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net comprised the following:

	December 31, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,971	$(594)	$1,377
Computer software	242	(170)	72
Other (2)	324	(196)	128
Total other intangible assets	$2,537	$(960)	$1,577

	June 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,970	$(529)	$1,441
Computer software	235	(162)	73
Other (2)	323	(180)	143
Total other intangible assets	$2,528	$(871)	$1,657
(1)Accumulated amortization and impairment included $34 million and $33 million for December 31, 2022 and June 30, 2022, respectively, of accumulated impairment in the Other category.
(2)Other included $17 million and $16 million for December 31, 2022 and June 30, 2022, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $43 million and $45 million during the three months ended December 31, 2022 and 2021, respectively, and $87 million and $90 million during the six months ended December 31, 2022 and 2021, respectively.

Note 8 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of December 31, 2022 and June 30, 2022, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company's long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying value and estimated fair value of long-term debt with fixed interest rates (including the effect of receive-fixed/pay-variable interest rate swaps) were as follows:

	December 31, 2022		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,941	$3,651	$3,952	$3,694

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	8	—	8
Interest rate swaps	—	1	—	1
Total assets measured at fair value	$—	$10	$—	$10

Liabilities
Contingent purchase consideration liabilities	$—	$—	$15	$15
Commodity contracts	—	1	—	1
Forward exchange contracts	—	11	—	11
Interest rate swaps	—	97	—	97
Total liabilities measured at fair value	$—	$109	$15	$124

	June 30, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$6	$—	$6
Forward exchange contracts	—	7	—	7
Total assets measured at fair value	$—	$13	$—	$13

Liabilities
Contingent purchase consideration liabilities	$—	$—	$16	$16
Commodity contracts	—	3	—	3
Forward exchange contracts	—	17	—	17
Interest rate swaps	—	69	—	69
Total liabilities measured at fair value	$—	$89	$16	$105

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

    Contingent purchase consideration liabilities arise from business acquisitions. As of December 31, 2022, the Company's contingent purchase consideration liabilities consisted of a $9 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, and a $6 million balance relating to consideration for small business acquisitions where payments are contingent on the Company vacating a certain property or performance criteria. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

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

    As further discussed in Note 4, "Held for Sale" during the fourth quarter of fiscal year 2022, the Company met the criteria to recognize the Russian business as held for sale which resulted in the Company remeasuring the disposal group at its fair value, less cost to sell, which is considered a Level 3 fair value measurement. The Company completed the disposal of its Russian business in the second quarter of fiscal year 2023 and as of December 31, 2022, the Company's other assets and liabilities held for sale are immaterial. Refer to Note 4, "Held for Sale" for further information.

    Following a commitment to sell non-core assets during the three and six months ended December 31, 2021, the
Company recorded an expense of $9 million, predominantly to adjust the long-lived assets to their fair value less cost to sell as determined in reference to the selling price in the signed sale and purchase agreement. During the six months ended December 31, 2021, long-lived assets with a carrying value of $12 million were written down to a fair value of zero as the Company's Durban, South Africa, manufacturing facility was destroyed in a fire as the result of general civil unrest. In addition, other long-lived assets in South Africa, with a carrying amount of $8 million, were written down to their estimated fair value of $4 million using level 3 inputs. These expenses are included within other income, net in the accompanying unaudited condensed consolidated statements of income.

    The Company tests indefinite-lived intangibles, including goodwill, for impairment when facts and circumstances indicate the carrying value may not be recoverable. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy. During the six months ended December 31, 2022, and 2021, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill.

Note 9 - Derivative Instruments

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

Interest Rate Risk

    The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to the changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statements of income in other income, net.

    During the quarter ended December 31, 2022, the Company entered into interest rate swap contracts for a total notional amount of $1.25 billion. Under the terms of the contracts, the Company pays a weighted-average fixed rate of interest of 4.53% and receives a variable rate of interest, based on compound overnight SOFR, for the period from November 2022 through June 2023, settled monthly. As of December 31, 2022, and June 30, 2022, the total notional amounts of such receive-variable/pay-fixed interest rate swaps were $1.25 billion and zero, respectively. Although the Company is not applying hedge accounting, the Company believes that these economic hedging instruments are effective in protecting the Company against the risks of changes in the variable interest rate on a portion of its forecasted commercial paper issuances.

    As of December 31, 2022, and June 30, 2022, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges of certain of the Company's term debt was $650 million.

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

    As of December 31, 2022, and June 30, 2022, the notional amount of the outstanding forward contracts was $1.1 billion and $1.0 billion, respectively.

Commodity Risk

    Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables, and other unpredictable factors. The Company's policy is to minimize exposure to price volatility by passing through the commodity price risk to customers, including the use of fixed price swaps.

    In some cases, the Company purchases, on behalf of customers, fixed price commodity swaps to offset the exposure of price volatility on the underlying sales contracts. These instruments are cash closed out on maturity and the related cost or benefit is passed through to customers. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by central treasury units. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the unaudited condensed consolidated statements of income when the forecasted transaction is realized.

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	December 31, 2022	June 30, 2022
Commodity	Volume	Volume
Aluminum	16,080 tons	17,040 tons
PET resin	1,800,000 lbs.	16,886,520 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	December 31, 2022	June 30, 2022
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$1	$6
Forward exchange contracts	Other current assets	4	3
Forward exchange contracts	Assets held for sale, net	—	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	4	1
Interest rate swaps	Other current assets	1	—
Total current derivative contracts		10	13
Total non-current derivative contracts		—	—
Total derivative asset contracts		$10	$13

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$3
Forward exchange contracts	Other current liabilities	3	5
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	7	11
Total current derivative contracts		11	19
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	1	1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	97	69
Total non-current derivative contracts		98	70
Total derivative liability contracts		$109	$89

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(4)	$6	$(2)	$12
Forward exchange contracts	Net sales	(1)	—	(1)	—
Treasury locks	Interest expense	—	—	(1)	(1)
Total		$(5)	$6	$(4)	$11

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2022	2021	2022	2021
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$10	$(20)	$(5)	$(33)
Interest rate swaps	Other income, net	1	—	1	—
Total		$11	$(20)	$(4)	$(33)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2022	2021	2022	2021
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$5	$(3)	$(28)	$(7)
Total		$5	$(3)	$(28)	$(7)

Note 10 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2022	2021	2022	2021
Service cost	$5	$6	$9	$12
Interest cost	12	10	24	21
Expected return on plan assets	(14)	(17)	(28)	(33)
Amortization of actuarial loss	—	2	1	3
Amortization of prior service credit	(1)	(1)	(2)	(2)
Settlement costs	—	3	—	3
Net periodic benefit cost	$2	$3	$4	$4

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

Note 11 - Income Taxes

    The provision for income taxes for the three and six months ended December 31, 2022 and 2021 is based on the Company’s estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended December 31, 2022 decreased by 14.3 percentage points compared to the three months ended December 31, 2021 from 21.0% to 6.7%, primarily due to differences in the income mix, including higher non-taxable income in the current period, and the difference in magnitude of discrete events in both periods.

    The effective tax rate for the six months ended December 31, 2022 decreased by 10.7 percentage points compared to the six months ended December 31, 2021 from 22.3% to 11.6% due to differences in the income mix, including higher non-taxable income in the current period, and the differences in the magnitude of discrete events in both periods.

Note 12 - Shareholders' Equity

    The changes in ordinary and treasury shares during the six months ended December 31, 2022 and 2021 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2021	1,538	$15	3	$(29)
Share buy-back / cancellations	(25)	—	—	—
Options exercised and shares vested	—	—	(11)	125
Purchase of treasury shares	—	—	11	(133)
Balance as of December 31, 2021	1,513	$15	3	$(37)

Balance as of June 30, 2022	1,489	$15	2	$(18)
Share buyback / cancellations	(3)	—	—	—
Options exercised and shares vested	—	—	(18)	221
Purchase of treasury shares	—	—	18	(221)
Balance as of December 31, 2022	1,486	$15	2	$(18)

    The changes in the components of accumulated other comprehensive loss during the six months ended December 31, 2022 and 2021 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2021	$(691)	$(13)	$(54)	$(8)	$(766)
Other comprehensive income / (loss) before reclassifications	(115)	—	(1)	2	(114)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	(9)	(5)
Net current period other comprehensive income / (loss)	(115)	—	3	(7)	(119)
Balance as of December 31, 2021	$(806)	$(13)	$(51)	$(15)	$(885)

Balance as of June 30, 2022	$(892)	$(13)	$40	$(15)	$(880)
Other comprehensive loss before reclassifications	(91)	—	—	(6)	(97)
Amounts reclassified from accumulated other comprehensive loss	74	—	(1)	3	76
Net current period other comprehensive loss	(17)	—	(1)	(3)	(21)
Balance as of December 31, 2022	$(909)	$(13)	$39	$(18)	$(901)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2022	2021	2022	2021
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)	$(2)	$(2)
Amortization of actuarial loss	—	2	1	3
Effect of pension settlement	—	3	—	3
Total before tax effect	(1)	4	(1)	4
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$(1)	$4	$(1)	$4

(Gains) / losses on cash flow hedges:
Commodity contracts	$4	$(6)	$2	$(12)
Forward exchange contracts	1	—	1	—
Treasury locks	—	—	1	1
Total before tax effect	5	(6)	4	(11)
Tax effect on amounts reclassified into earnings	(1)	1	(1)	2
Total net of tax	$4	$(5)	$3	$(9)

Losses on foreign currency translation:
Foreign currency translation adjustment	$74	$—	$74	$—
Total before tax effect	74	—	74	—
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$74	$—	$74	$—

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments. This exposes the Company to market price risk.

    To manage the market price risk, the Company has entered into forward contracts for the purchase of its ordinary shares. As of December 31, 2022, the Company had forward contracts outstanding that mature between March 2023 and May 2023 to purchase 10 million shares at a weighted average price of $12.38. As of June 30, 2022, the Company had forward contracts outstanding that mature between November 2022 and June 2023 to purchase 14 million shares at a weighted average price of $12.67. During the six months ended December 31, 2022, forward contracts related to 11 million shares were settled, which were outstanding as of June 30, 2022.

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

Note 13 - Segments

    The Company's business is organized and presented in the two reportable segments outlined below:

Flexibles: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, fresh produce, snack food, personal care, and other industries. The Russian business results through the date of disposal are included in the Flexibles reportable segment.

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

    The accounting policies of the reportable segments are the same as those in the unaudited condensed consolidated financial statements. Intersegment sales and transfers are not significant.

    The following table presents information about reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2022	2021	2022	2021
Flexibles	$2,812	$2,713	$5,591	$5,347
Rigid Packaging	830	794	1,763	1,580
Other	—	—	—	—
Net sales	$3,642	$3,507	$7,354	$6,927

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$353	$352	$706	$691
Rigid Packaging	57	55	123	117
Other	(11)	(19)	(38)	(39)
Adjusted EBIT	399	388	791	769
Less: Material restructuring programs (1)	—	(10)	—	(17)
Less: Amortization of acquired intangible assets from business combinations (2)	(40)	(41)	(80)	(82)
Less: Impact of hyperinflation (3)	(5)	(2)	(13)	(4)
Less: Net loss on disposals (4)	—	(9)	—	(9)
Add/(Less): Property and other gains/(losses), net (5)	—	1	—	(27)
Less: Pension settlement (6)	—	(3)	—	(3)
Add: Russia-Ukraine conflict impacts (7)	207	—	204	—
Add/(Less): Other (8)	1	—	2	(2)
Interest income	11	5	20	10
Interest expense	(79)	(39)	(138)	(79)
Income before income taxes	$494	$290	$786	$556
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three and six months ended December 31, 2021.
(2)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(3)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(4)Net loss on disposals for the three and six months ended December 31, 2021 includes an expense of $9 million triggered by a commitment to sell non-core assets. Refer to Note 8, "Fair Value Measurements" for more information.
(5)Property and other gains/(losses), net includes property and related business losses primarily associated with the destruction of the Company's Durban, South Africa facility during general civil unrest in July 2021, net of insurance recovery.
(6)Pension settlement for the three and six months ended December 31, 2021 relates to the purchase of a group annuity contract and transfer of pension plan assets and related benefit obligations. Refer to Note 10, "Components of Net Periodic Benefit Cost" for more information.
(7)Russia-Ukraine conflict impacts in the three and six months ended December 31, 2022 include a pre-tax net gain on sale of Russian business of $215 million (refer to Note 3, "Restructuring and Other Related Activities, Net"), and incremental costs incurred in connection with the conflict and restructuring.
(8)Other includes restructuring expenses and fair value movements on economic hedges in the three and six months ended December 31, 2022.

    The following tables disaggregate net sales, excluding intersegment sales, by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended December 31,
	2022			2021
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,092	$623	$1,715	$1,030	$609	$1,639
Latin America	269	207	476	251	185	436
Europe	1,030	—	1,030	985	—	985
Asia Pacific	421	—	421	447	—	447
Net sales	$2,812	$830	$3,642	$2,713	$794	$3,507

	Six Months Ended December 31,
	2022			2021
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$2,198	$1,349	$3,547	$2,049	$1,238	$3,287
Latin America	554	414	968	507	342	849
Europe	1,985	—	1,985	1,923	—	1,923
Asia Pacific	854	—	854	868	—	868
Net sales	$5,591	$1,763	$7,354	$5,347	$1,580	$6,927

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2022	2021	2022	2021
Numerator
Net income attributable to Amcor plc	$459	$225	$691	$427
Distributed and undistributed earnings attributable to shares to be repurchased	(3)	(1)	(6)	(1)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$456	$224	$685	$426

Denominator
Weighted-average ordinary shares outstanding	1,486	1,523	1,485	1,528
Weighted-average ordinary shares to be repurchased by Amcor plc	(11)	(3)	(11)	(4)
Weighted-average ordinary shares outstanding for EPS—basic	1,475	1,520	1,474	1,524
Effect of dilutive shares	10	4	11	4
Weighted-average ordinary shares outstanding for EPS—diluted	1,485	1,524	1,486	1,528

Per ordinary share income
Basic earnings per ordinary share	$0.309	$0.148	$0.465	$0.280
Diluted earnings per ordinary share	$0.307	$0.148	$0.461	$0.279

    Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three and six months ended December 31, 2022 represented an aggregate of 15 million and 12 million shares, respectively. The excluded share options for the three and six months ended December 31, 2021 represented an aggregate of 9 million and 5 million shares, respectively.

Note 15 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At December 31, 2022, the Company had recorded accruals of $12 million, included in other non-current liabilities. The Company has estimated a reasonably possible loss exposure in excess of the accrual of $21 million at December 31, 2022. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of December 31, 2022, the Company has provided letters of credit of $37 million, judicial insurance of $1 million, and deposited cash of $12 million with the courts to continue to defend the cases.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or only partially, cover the total potential exposures. At December 31, 2022, the Company has recorded $17 million of aggregate accruals for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, at December 31, 2022, the Company has also recorded aggregate accruals of $42 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three and six months ended December 31, 2022.

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

Note 16 - Subsequent Events

    On January 16, 2023, the Company announced it had entered into an agreement to acquire a medical device packaging company based in Shanghai, China, which generates annual sales of approximately $50 million. The acquisition is subject to customary regulatory approvals and is expected to close by the end of the third quarter of fiscal year 2023.

    On February 7, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.1225 per share to be paid on March 21, 2023 to shareholders of record as of March 1, 2023. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from February 28, 2023 to March 1, 2023, inclusive.

    On February 7, 2023, the Company's Board of Directors approved a buyback of up to $100 million of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the following twelve months. Pursuant to this program, purchases of the Company's ordinary shares and/or CDIs will be made subject to market conditions and at prevailing market prices, through open market purchases. The Company is authorized to complete the share buyback within twelve months, however; the timing, volume, and nature of repurchase may be amended, suspended, or discontinued at any time.

    On February 7, 2023, the Company's Board of Directors approved investing $110 million to $130 million of the cash received from the sale of the Company's Russian business in a range of additional initiatives to partly offset divested earnings.

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

Summary of Financial Results

	Three Months Ended December 31,				Six Months Ended December 31,
($ in millions)	2022		2021		2022		2021
Net sales	$3,642	100.0%	$3,507	100.0%	$7,354	100.0%	$6,927	100.0%
Cost of sales	(2,980)	(81.8%)	(2,862)	(81.6%)	(6,024)	(81.9%)	(5,632)	(81.3%)

Gross profit	662	18.2%	645	18.4%	1,330	18.1%	1,295	18.7%

Operating expenses:
Selling, general, and administrative expenses	(298)	(8.2%)	(303)	(8.6%)	(600)	(8.2%)	(616)	(8.9%)
Research and development expenses	(24)	(0.7%)	(23)	(0.7%)	(49)	(0.7%)	(48)	(0.7%)
Restructuring and other related activities, net	213	5.8%	(10)	(0.3%)	212	2.9%	(18)	(0.3%)
Other income, net	6	0.2%	13	0.4%	8	0.1%	5	0.1%

Operating income	559	15.3%	322	9.2%	901	12.3%	618	8.9%

Interest income	11	0.3%	5	0.1%	20	0.3%	10	0.1%
Interest expense	(79)	(2.2%)	(39)	(1.1%)	(138)	(1.9%)	(79)	(1.1%)
Other non-operating income, net	3	0.1%	2	0.1%	3	—%	7	0.1%

Income before income taxes	494	13.6%	290	8.3%	786	10.7%	556	8.0%

Income tax expense	(33)	(0.9%)	(61)	(1.7%)	(91)	(1.2%)	(124)	(1.8%)

Net income	$461	12.7%	$229	6.5%	$695	9.5%	$432	6.2%

Net income attributable to non-controlling interests	(2)	(0.1%)	(4)	(0.1%)	(4)	(0.1%)	(5)	(0.1%)

Net income attributable to Amcor plc	$459	12.6%	$225	6.4%	$691	9.4%	$427	6.2%

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

Significant Items Affecting the Periods Presented

Raw Material, Inflation, and Supply Chain Trends

    During the first half of fiscal year 2023, we continued to experience intermittent supply shortages and price volatility of certain resins and raw materials as a result of market dynamics and higher rates of inflation impacting energy, fuel, and labor costs. In addition, higher inflation, especially in Europe and the United States, has led central banks to rapidly raise interest rates to dampen inflation which results in higher interest expense on our variable rate debt. The underlying causes for the continued volatility can be attributed to a variety of factors, including the ongoing regional impacts of the COVID-19 pandemic resulting in labor shortages and transportation constraints, energy shortages and the ongoing impacts of macroeconomic and geopolitical conditions which are tied to the Russia-Ukraine conflict. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply chain disruptions and other resulting issues. In addition, we are focused on driving costs out of our business in this challenging environment and recovering higher raw material costs to help mitigate inflation. However, there could be a time lag between recognizing the benefit of our mitigating actions and when the inflation occurs, and there is no assurance that our mitigating measures will be able to fully mitigate the impact of ongoing inflation.

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

    There are currently no significant COVID-19 related restrictions on our business, with China relaxing controls and eliminating lockdowns in December 2022. Lockdowns in the first half of fiscal year 2023 did impact demand for our products in China and significant increases in COVID-19 infections may continue to impact demand for our products and lead to supply chain disruptions and other challenges. Throughout the COVID-19 pandemic, our facilities have largely been exempt from government mandated closure orders and while governmental measures may be modified, we expect that our facilities will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities due to outbreaks of the virus among our workforce or government mandates.

    We continue to believe we are well-positioned to meet the challenges of the ongoing COVID-19 pandemic and currently do not expect a material adverse impact on our business and financial results. However, the ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, the implementation of further social distancing measures and other government-imposed restrictions, as well as the nature and pace of macroeconomic recovery in key global economies.

Russia and Ukraine Conflict

    Russia's invasion of Ukraine that began in February 2022 continues as of the date of the filing of this quarterly report. In advance of the invasion, we proactively suspended operations at our small manufacturing site in Ukraine. We also operated three manufacturing facilities in Russia until their sale on December 23, 2022, for net cash proceeds of $365 million. In addition, the Company repatriated approximately $65 million in cash held in Russia as part of the transaction. The pre-tax net gain on sale of $215 million includes the reversal of a pre-tax $90 million impairment charge taken in the fourth quarter of fiscal year 2022 to adjust the Russian business to its estimated fair value less cost to sell. We expect to invest $110 million to

$130 million of the cash received in a range of additional initiatives to partly offset divested earnings. Of the remaining cash received, we plan to repurchase up to $100 million in additional shares and use the balance to reduce net debt.

    The conflict between Russia and Ukraine has negatively impacted the global economy and has the potential to result in continued supply chain disruptions and significant inflationary pressure on raw material prices and the cost and supply of other resources (such as energy and natural gas).

    For further information, refer to Note 4, "Held for Sale," Note 5, "Acquisitions and Disposals," Note 6, "Restructuring," and Note 16, "Subsequent Events" of "Part I, Item 1, Notes to Condensed Consolidated Financial Statements."

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy has been designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended December 31, 2022 and 2021 resulted in a negative impact of $5 million and $2 million, respectively, and $13 million and $4 million in the six months ended December 31, 2022 and 2021, respectively, in foreign currency transaction losses that was reflected in the unaudited condensed consolidated statements of income.

Results of Operations - Three Months Ended December 31, 2022

Consolidated Results of Operations

	Three Months Ended December 31,
($ in millions, except per share data)	2022	2021
Net sales	$3,642	$3,507
Operating income	559	322
Operating income as a percentage of net sales	15.3%	9.2%

Net income attributable to Amcor plc	$459	$225
Diluted Earnings Per Share	$0.307	$0.148

    Net sales increased by $135 million, or 4%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. Excluding the pass-through of raw material costs of $271 million, negative currency impacts of $163 million, and negative impact of acquisitions, disposed, and ceased operations of $12 million, the increase in net sales for the three months ended December 31, 2022 was $39 million, or 1%, driven by favorable price/mix of 3% and unfavorable volumes of (2%).

    Net income attributable to Amcor plc increased by $234 million, or 104%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, mainly as a result of a pre-tax net gain of $215 million on disposal of the Russian business, increased gross profit of $17 million generated by net sales improvement, partially offset by higher interest expense of $40 million.

    Diluted earnings per share ("Diluted EPS") increased by $0.159, or by 107%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, with the net income attributable to ordinary shareholders of Amcor plc increasing by 104% and the diluted weighted average number of shares outstanding decreasing by 3%. The decrease in the diluted weighted-average number of shares outstanding was due to repurchase of shares under previously announced share buyback programs.

Segment Results of Operations

Flexibles Segment

	Three Months Ended December 31,
($ in millions)	2022	2021
Net sales	$2,812	$2,713
Adjusted EBIT	353	352
Adjusted EBIT as a percentage of net sales	12.6%	13.0%

    Net sales increased by $99 million, or by 4%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. Excluding the pass-through of raw material costs of $193 million, negative currency impacts of $158 million, and negative impact of acquisitions, disposed, and ceased operations of $12 million, the increase in net sales for the three months ended December 31, 2022, was $76 million, or 3%, driven by favorable price/mix of 4%, and unfavorable volumes of (1%).

    Adjusted earnings before interest and tax ("Adjusted EBIT") of $353 million for the three months ended December 31, 2022 was in line with $352 million for the three months ended December 31, 2021. Excluding negative currency impacts of $15 million and the negative net impact of acquisitions, disposed, and ceased operations of $2 million, the increase in Adjusted EBIT for the three months ended December 31, 2022, was $18 million, or 5%, driven by favorable price/mix of 16%, partially offset by unfavorable SG&A and other costs of (6%), unfavorable plant costs of (4%), both largely impacted by inflationary pressures, and unfavorable volumes of (1%).

Rigid Packaging Segment

	Three Months Ended December 31,
($ in millions)	2022	2021
Net sales	$830	$794
Adjusted EBIT	57	55
Adjusted EBIT as a percentage of net sales	6.9%	6.9%

    Net sales increased by $36 million, or by 4%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. Excluding the pass-through of raw material costs of $79 million and negative currency impacts of $6 million, the decrease in net sales for the three months ended December 31, 2022 was $37 million, or 5%, driven by unfavorable volumes.

    Adjusted EBIT increased by $2 million, or by 5%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. Excluding negative currency impacts of $1 million, the increase in Adjusted EBIT for the three months ended December 31, 2022, was $3 million, or 6%, driven primarily by favorable price/mix of 48%, partially offset by unfavorable volumes of (16%), unfavorable SG&A, and other costs of (19%) and unfavorable plant costs of (7%) driven primarily by inflation on operating costs including higher energy and labor costs.

Consolidated Gross Profit

	Three Months Ended December 31,
($ in millions)	2022	2021
Gross profit	$662	$645
Gross profit as a percentage of net sales	18.2%	18.4%

    Gross profit increased by $17 million, or by 3%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The increase was primarily driven by the increase in net sales of 4% referred to above. Gross profit as a percentage of sales decreased to 18.2% for the three months ended December 31, 2022, primarily due to the impact on the calculation from the pass through of higher raw material costs during the current fiscal quarter.

Consolidated Selling, General, And Administrative Expenses

	Three Months Ended December 31,
($ in millions)	2022	2021
Selling, general, and administrative expenses	$(298)	$(303)
Selling, general, and administrative expenses as a percentage of net sales	(8.2)%	(8.6)%

    Selling, general, and administrative expenses decreased by $5 million, or by 2%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The decrease was primarily driven by positive currency impacts during the three months ended December 31, 2022, partially offset by inflationary impacts on labor costs.

Consolidated Restructuring and Related Activities, Net

	Three Months Ended December 31,
($ in millions)	2022	2021
Restructuring and related activities, net	$213	$(10)
Restructuring and related activities, net, as a percentage of net sales	5.8%	(0.3%)

    Restructuring and related activities, net, changed by $223 million for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, mainly as a result of a pre-tax net gain of $215 million on the disposal of the Russian business.

Consolidated Interest Expense

	Three Months Ended December 31,
($ in millions)	2022	2021
Interest expense	$(79)	$(39)
Interest expense as a percentage of net sales	(2.2%)	(1.1)%

    Interest expense increased by $40 million, or by 103%, for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, driven by increased interest rates on our variable rate debt.

Consolidated Income Tax Expense

	Three Months Ended December 31,
($ in millions)	2022	2021
Income tax expense	$(33)	$(61)
Effective income tax rate	6.7%	21.0%

    The provision for income taxes for the three months ended December 31, 2022 and 2021 is based on our estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended December 31, 2022 decreased by 14.3 percentage points compared to the three months ended December 31, 2021, primarily due to differences in the income mix, including higher non-taxable income in the current period, and the difference in magnitude of discrete events in both periods.

Results of Operations - Six Months Ended December 31, 2022

Consolidated Results of Operations

	Six Months Ended December 31,
($ in millions, except per share data)	2022	2021
Net sales	$7,354	$6,927
Operating income	$901	$618
Operating income as a percentage of net sales	12.3%	8.9%

Net income attributable to Amcor plc	$691	$427
Diluted Earnings Per Share	$0.461	$0.279

    Net sales increased by $427 million, or 6%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Excluding the pass-through of raw material costs of $670 million, negative currency impacts of $371 million, and negative impact of acquisitions, disposed, and ceased operations of $21 million, the increase in net sales for the six months ended December 31, 2022 was $149 million, or 2%, driven by favorable price/mix of 3% and unfavorable volumes of (1%).

    Net income attributable to Amcor plc increased by $264 million, or 62%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021 mainly as a result of a pre-tax net gain of $215 million on the disposal of the Russian business, increased gross profit of $35 million and lower selling, general, and administrative expenses of $16 million, partially offset by higher interest expense of $59 million.

    Diluted earnings per share increased by $0.182, or by 65%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, with the net income attributable to ordinary shareholders of Amcor plc increasing by 62% and the diluted weighted average number of shares outstanding decreasing 3% for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The decrease in the diluted weighted average number of shares outstanding was due to the repurchase of shares under announced share buyback programs.

Segment Results of Operations

Flexibles Segment

	Six Months Ended December 31,
($ in millions)	2022	2021
Net sales	$5,591	$5,347
Adjusted EBIT	$706	$691
Adjusted EBIT as a percentage of net sales	12.6%	12.9%

    Net sales increased by $244 million, or by 5%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Excluding the pass-through of raw material costs of $459 million, negative currency impacts of $359 million, and negative impact of acquisitions, disposed, and ceased operations of $21 million, the increase in net sales for the six months ended December 31, 2022, was $165 million, or 3%, driven by favorable price/mix of 4%, and unfavorable volumes of (1%).

    Adjusted EBIT increased by $15 million, or by 2%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Excluding negative currency impacts of $36 million and the negative impact of acquisitions, disposed, and ceased operations of $4 million, the increase in Adjusted EBIT for the six months ended December 31, 2022, was $55 million, or 8%, driven by favorable price/mix of 18%, partially offset by unfavorable SG&A and other costs of (5%), unfavorable plant costs of (4%), both largely impacted by inflationary pressures, and unfavorable volumes of (1%).

Rigid Packaging Segment

	Six Months Ended December 31,
($ in millions)	2022	2021
Net sales	$1,763	$1,580
Adjusted EBIT	$123	$117
Adjusted EBIT as a percentage of net sales	7.0%	7.4%

    Net sales increased by $183 million, or by 12%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Excluding the pass-through of raw material costs of $211 million and negative currency impacts of $12 million, the decrease in net sales for the six months ended December 31, 2022 was $16 million, or 1%, driven by favorable price/mix of 1% and unfavorable volumes of (2%).

    Adjusted EBIT increased by $6 million, or by 5%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Excluding negative currency impacts of $1 million, the increase in Adjusted EBIT for the six months ended December 31, 2022, was $7 million, or 7%, driven primarily by favorable price/mix of 40%, partially offset by unfavorable volumes of (3%), unfavorable SG&A, and other costs of (12%) and unfavorable plant costs of (18%) driven primarily by inflation on operating costs including higher energy and labor costs.

Consolidated Gross Profit

	Six Months Ended December 31,
($ in millions)	2022	2021
Gross profit	$1,330	$1,295
Gross profit as a percentage of net sales	18.1%	18.7%

    Gross profit increased by $35 million, or by 3%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The increase was primarily driven by the increase in net sales of 6% referred to above. Gross profit as a percentage of sales decreased to 18.1% for the six months ended December 31, 2022, primarily due to the impact on the calculation from the pass-through of higher raw material costs during the current fiscal quarter

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Six Months Ended December 31,
($ in millions)	2022	2021
SG&A expenses	$(600)	$(616)
SG&A expenses as a percentage of net sales	(8.2%)	(8.9%)

    SG&A expenses decreased by $16 million, or by 3%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The decrease was primarily driven by currency movements during the six months ended December 31, 2022, partially offset by inflationary impacts on labor costs.

Consolidated Restructuring and Related Activities, Net

	Six Months Ended December 31,
($ in millions)	2022	2021
Restructuring and related activities, net	$212	$(18)
Restructuring and related activities, net, as a percentage of net sales	2.9%	(0.3%)

    Restructuring and related activities, net, changed by $230 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The change was mainly a result of a pre-tax net gain of $215 million on the disposal of the Russian business.

Consolidated Interest Expense

	Six Months Ended December 31,
($ in millions)	2022	2021
Interest expense	$(138)	$(79)
Interest expense as a percentage of net sales	(1.9%)	(1.1%)

    Interest expense increased by $59 million, or by 75%, for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, driven by increased interest rates on our variable rate debt.

Consolidated Income Tax Expense

	Six Months Ended December 31,
($ in millions)	2022	2021
Income tax expense	$(91)	$(124)
Effective income tax rate	11.6%	22.3%

    The provision for income taxes for the six months ended December 31, 2022 and 2021 is based on our estimated annual effective tax rate for the respective fiscal years before income before income taxes and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the six months ended December 31, 2022 decreased by 10.7 percentage points compared to the six months ended December 31, 2021, primarily due to differences in the income mix, including higher non-taxable income in the current period, and the difference in magnitude of discrete events in both periods.

Presentation of Non-GAAP Information

    This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of significant tax reforms, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of deferred acquisition payments and economic hedging instruments on commercial paper, and impacts related to the Russia-Ukraine conflict.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to EBIT, Adjusted EBIT and Adjusted net income for the three and six months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2022	2021	2022	2021
Net income attributable to Amcor plc, as reported	$459	$225	$691	$427
Add: Net income attributable to non-controlling interests	2	4	4	5
Net income	461	229	695	432
Add: Income tax expense	33	61	91	124
Add: Interest expense	79	39	138	79
Less: Interest income	(11)	(5)	(20)	(10)
EBIT	562	324	904	625
Add: Material restructuring programs (1)	—	10	—	17
Add: Amortization of acquired intangible assets from business combinations (2)	40	41	80	82
Add: Impact of hyperinflation (3)	5	2	13	4
Add: Net loss on disposals (4)	—	9	—	9
Add/(Less): Property and other (gains)/losses, net (5)	—	(1)	—	27
Add: Pension settlement (6)	—	3	—	3
Less: Russia-Ukraine conflict impacts (7)	(207)	—	(204)	—
Add/(Less): Other (8)	(1)	—	(2)	2
Adjusted EBIT	$399	$388	$791	$769
Less: Income tax expense	(33)	(61)	(91)	(124)
Less: Adjustments to income tax expense (9)	(19)	(12)	(30)	(23)
Less: Interest expense	(79)	(39)	(138)	(79)
Add: Interest income	11	5	20	10
Less: Net income attributable to non-controlling interests	(2)	(4)	(4)	(5)
Adjusted net income	$277	$277	$548	$548
(1)Material restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for the three and six months ended December 31, 2021.
(2)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(3)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(4)Net loss on disposals for the three and six months ended December 31, 2021 includes an expense of $9 million triggered by a commitment to sell non-core assets. Refer to Note 8, "Fair Value Measurements" for more information.
(5)Property and other (gains)/losses, net includes property and related business losses primarily associated with the destruction of our Durban, South Africa facility during general civil unrest in July 2021, net of insurance recovery.
(6)Pension settlement for the three and six months ended December 31, 2021 relates to the purchase of a group annuity contract and transfer of pension plan assets and related benefit obligations. Refer to Note 10, "Components of Net Periodic Benefit Cost" for more information.
(7)Russia-Ukraine conflict impacts in the three and six months ended December 31, 2022 include a pre-tax net gain on sale of Russian business of $215 million (refer to Note 3, "Restructuring and Other Related Activities, Net"), and incremental costs incurred in connection with the conflict and restructuring.
(8)Other includes restructuring expenses and fair value movements on economic hedges in the three and six months ended December 31, 2022.
(9)Net tax impact on items (1) through (8) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at December 31, 2022 and June 30, 2022 is as follows:

($ in millions)	December 31, 2022	June 30, 2022
Current portion of long-term debt	$14	$14
Short-term debt	48	136
Long-term debt, less current portion	6,840	6,340
Total debt	6,902	6,490
Less cash and cash equivalents	837	775
Net debt	$6,065	$5,715

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

Statement of Income for Obligor Group

($ in millions)	Six Months Ended December 31, 2022
Net sales - external	$542
Net sales - to subsidiaries outside the Obligor Group	3
Total net sales	545

Gross profit	87

Net income	$(244)

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$(244)

Balance Sheets for Obligor Group

($ in millions)	December 31, 2022	June 30, 2022
Assets
Current assets - external	$859	$1,254
Current assets - due from subsidiaries outside the Obligor Group	122	83
Total current assets	981	1,337
Non-current assets - external	1,394	1,396
Non-current assets - due from subsidiaries outside the Obligor Group	10,179	10,978
Total non-current assets	11,573	12,374
Total assets	$12,554	$13,711
Liabilities
Current liabilities - external	$1,279	$2,014
Current liabilities - due to subsidiaries outside the Obligor Group	30	23
Total current liabilities	1,309	2,037
Non-current liabilities - external	6,981	6,456
Non-current liabilities - due to subsidiaries outside the Obligor Group	10,246	11,255
Total non-current liabilities	17,227	17,711
Total liabilities	$18,536	$19,748

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements."

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the year ended June 30, 2022. There have been no material changes in critical accounting estimates and judgments as of December 31, 2022 from those described in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Overview

	Six Months Ended December 31,
($ in millions)	2022	2021
Net cash provided by operating activities	$145	$323
Net cash (used in)/provided by investing activities	24	(265)
Net cash used in financing activities	(90)	(235)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities decreased by $178 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The decrease in cash flow is primarily driven by higher working capital outflows in the current period.

    Net Cash (Used in)/Provided by Investing Activities

    Net cash used in/provided by investing activities increased by $289 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The increase is mainly driven by the disposal proceeds collected from the sale of the Russian business in the current period, partially offset by the acquisition of DGPack s.r.o. and additional investments in affiliated companies.

    Net Cash Used in Financing Activities

    Net cash used in financing activities decreased by $145 million for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The change is primarily due to lower share buybacks compared to the prior period, partially offset by lower net debt drawdowns compared to the prior period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings. At the end of October 2022, we entered into interest rate swap contracts for a total notional amount of $1.25 billion. Under the terms of the contracts, we will pay a weighted average fixed rate of interest of 4.53% and receive a variable rate of interest, based on compound overnight SOFR, for the period from November 1, 2022, through June 30, 2023, settled monthly. The interest rate swap contracts economically hedge the SOFR component of $1.25 billion of ongoing USD commercial paper issuances at 4.53%.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of December 31, 2022, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of December 31, 2022 and June 30, 2022 was $6.1 billion and $5.7 billion, respectively.

Available Financing

    As of December 31, 2022, we had undrawn credit facilities available in the amount of $0.9 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. These facilities mature in April 2025 and April 2027, respectively, and the revolving tranches have two 12-month options available to management to extend the maturity date. Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million.

    As of December 31, 2022, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $2.9 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities).

Dividend Payments

    We declared and paid a $0.12 cash dividend per ordinary share during the first fiscal quarter that ended September 30, 2022, and a $0.1225 cash dividend per ordinary share during the second fiscal quarter that ended December 31, 2022.

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

Share Repurchases

    On August 17, 2022, our Board of Directors approved a $400 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs"). During the six months ended December 31, 2022, we repurchased approximately $40 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 3 million shares. The shares repurchased as part of the program were canceled upon repurchase. Further, on February 7, 2023, our Board of Directors approved an additional buyback of up to $100 million of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the following twelve months.

    We had cash outflows of $221 million and $133 million for the purchase of our shares in the open market and using forward contracts to purchase our own equity during the six months ended December 31, 2022 and 2021, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of December 31, 2022 and June 30, 2022, we held treasury shares at a cost of $18 million, representing 2 million shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended December 31, 2022. For additional information, refer to Note 8, "Fair Value Measurements," and Note 9, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    Share repurchase activity during the three months ended December 31, 2022 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
October 1 - 31, 2022	—	$—	—	$400
November 1 - 30, 2022	131	12.52	—	400
December 1 - 31, 2022	4,632	12.50	3,240	360
Total	4,763	$12.50	3,240

(1) Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2) Average price paid per share excludes costs associated with the repurchases.
(3) On August 17, 2022, our Board of Directors approved a buyback of $400 million of ordinary shares and/or CHESS Depositary Instruments ("CDIs") during the following twelve months. Further, on February 7, 2023, our Board of Directors approved an additional buyback of up to $100 million of ordinary shares and CDIs during the following twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.

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

AMCOR PLC

Date	February 8, 2023	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	February 8, 2023	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)