Form 10-Q
period 2023-03-31
Amcor plc
filed 2023-05-03
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of May 1, 2023, the registrant had 1,471,443,801 ordinary shares, $0.01 par value, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2023	2022	2023	2022
Net sales	$3,667	$3,708	$11,021	$10,635
Cost of sales	(2,994)	(2,977)	(9,018)	(8,609)

Gross profit	673	731	2,003	2,026

Selling, general, and administrative expenses	(317)	(326)	(917)	(942)
Research and development expenses	(27)	(24)	(76)	(72)
Restructuring and other related activities, net	(50)	(9)	162	(27)
Other income/(expenses), net	3	(3)	11	2

Operating income	282	369	1,183	987

Interest income	15	5	35	15
Interest expense	(86)	(36)	(224)	(115)
Other non-operating income, net	2	5	5	12

Income before income taxes	213	343	999	899

Income tax expense	(34)	(72)	(125)	(196)

Net income	$179	$271	$874	$703

Net income attributable to non-controlling interests	(2)	(2)	(6)	(7)

Net income attributable to Amcor plc	$177	$269	$868	$696

Basic earnings per share:	$0.120	$0.178	$0.585	$0.457
Diluted earnings per share:	$0.119	$0.178	$0.581	$0.456
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2023	2022	2023	2022
Net income	$179	$271	$874	$703
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	2	4	(1)	(3)
Foreign currency translation adjustments, net of tax (b)	43	76	26	(40)
Pension, net of tax (c)	(1)	—	(2)	3
Other comprehensive income/(loss)	44	80	23	(40)
Total comprehensive income	223	351	897	663
Comprehensive income attributable to non-controlling interests	(2)	(4)	(6)	(8)
Comprehensive income attributable to Amcor plc	$221	$347	$891	$655

(a) Tax benefit/(expense) related to cash flow hedges	$(1)	$—	$—	$1
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$(2)	$2	$(3)	$—
(c) Tax benefit related to pension adjustments	$—	$—	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$564	$775
Trade receivables, net of allowance for credit losses of $22 and $25, respectively	2,034	1,935
Inventories, net:
Raw materials and supplies	1,118	1,114
Work in process and finished goods	1,302	1,325
Prepaid expenses and other current assets	570	512
Assets held for sale, net	—	192
Total current assets	5,588	5,853
Non-current assets:
Property, plant, and equipment, net	3,741	3,646
Operating lease assets	534	560
Deferred tax assets	136	130
Other intangible assets, net	1,548	1,657
Goodwill	5,338	5,285
Employee benefit assets	93	89
Other non-current assets	300	206
Total non-current assets	11,690	11,573
Total assets	$17,278	$17,426
Liabilities
Current liabilities:
Current portion of long-term debt	$13	$14
Short-term debt	196	136
Trade payables	2,528	3,073
Accrued employee costs	359	471
Other current liabilities	1,312	1,344
Liabilities held for sale	—	65
Total current liabilities	4,408	5,103
Non-current liabilities:
Long-term debt, less current portion	6,804	6,340
Operating lease liabilities	466	493
Deferred tax liabilities	644	677
Employee benefit obligations	199	201
Other non-current liabilities	449	471
Total non-current liabilities	8,562	8,182
Total liabilities	12,970	13,285

Commitments and contingencies (See Note 16)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,471 and 1,489 million shares, respectively)	$15	$15
Additional paid-in capital	4,241	4,431
Retained earnings	863	534
Accumulated other comprehensive loss	(857)	(880)
Treasury shares (1 and 2 million shares, respectively)	(14)	(18)
Total Amcor plc shareholders' equity	4,248	4,082
Non-controlling interests	60	59
Total shareholders' equity	4,308	4,141
Total liabilities and shareholders' equity	$17,278	$17,426
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2023	2022
Cash flows from operating activities:
Net income	$874	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	428	479
Net periodic benefit cost	6	5
Amortization of debt discount and deferred financing costs	1	2
Net gain on disposal of property, plant, and equipment	(5)	—
Net gain on disposal of businesses	(219)	—
Net foreign exchange (gain)/loss	29	(3)
Share-based compensation	42	47
Other, net	42	114
Loss from hyperinflationary accounting for Argentine subsidiaries	43	14
Deferred income taxes, net	(43)	(44)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(869)	(728)
Net cash provided by operating activities	329	589
Cash flows from investing activities:
Issuance of loans to affiliated companies and other	(1)	(5)
Investments in affiliated companies and other	(55)	(11)
Business acquisitions	(88)	—
Purchase of property, plant, and equipment, and other intangible assets	(382)	(373)
(Payments)/proceeds from divestitures	365	(1)
Proceeds from sales of property, plant, and equipment, and other intangible assets	12	7
Net cash used in investing activities	(149)	(383)
Cash flows from financing activities:
Proceeds from issuance of shares	133	92
Purchase of treasury shares	(221)	(133)
Proceeds from issuance of long-term debt	23	570
Repayment of long-term debt	(334)	(678)
Net borrowing of commercial paper	717	1,248
Net borrowing/(repayment) of short-term debt	58	(72)
Repayment of lease liabilities	(3)	(2)
Share buybacks/cancellations	(200)	(423)
Dividends paid	(545)	(550)
Net cash provided by/(used in) financing activities	(372)	52

Effect of exchange rates on cash and cash equivalents	(94)	(31)

Net increase/(decrease) in cash and cash equivalents	(286)	227
Cash and cash equivalents balance at beginning of year	850	850

Cash and cash equivalents balance at end of period	$564	$1,077

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$202	$99
Income taxes paid	$130	$163

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$69	$85
Business acquisitions, accrued but unpaid	$26	$—
See accompanying notes to condensed consolidated financial statements. Cash and cash equivalents at the beginning of the year include cash and cash equivalents classified as held for sale.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of December 31, 2021	$15	$4,854	$515	$(885)	$(37)	$57	$4,519
Net income			269			2	271
Other comprehensive income				78		2	80
Share buyback/cancellations	—	(128)					(128)
Dividends declared ($0.12 per share)			(180)			(2)	(182)
Options exercised and shares vested		(2)			2		—
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		—					—
Purchase of treasury shares					—		—
Share-based compensation expense		16					16
Change in non-controlling interests		—				1	1
Balance as of March 31, 2022	$15	$4,740	$604	$(807)	$(35)	$60	$4,577

Balance as of June 30, 2021	$15	$5,092	$452	$(766)	$(29)	$57	$4,821
Net income			696			7	703
Other comprehensive income/(loss)				(41)		1	(40)
Share buyback/cancellations	—	(423)					(423)
Dividends declared ($0.3575 per share)			(544)			(6)	(550)
Options exercised and shares vested		(35)			127		92
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		59					59
Purchase of treasury shares					(133)		(133)
Share-based compensation expense		47					47
Change in non-controlling interests		—				1	1
Balance as of March 31, 2022	$15	$4,740	$604	$(807)	$(35)	$60	$4,577

Balance as of December 31, 2022	$15	$4,391	$866	$(901)	$(18)	$58	$4,411
Net income			177			2	179
Other comprehensive income				44		—	44
Share buyback/cancellations	—	(160)					(160)
Dividends declared ($0.1225 per share)			(180)			—	(180)
Options exercised and shares vested		(3)			4		1
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		—					—
Purchase of treasury shares					—		—
Share-based compensation expense		13					13
Change in non-controlling interests						—	—
Balance as of March 31, 2023	$15	$4,241	$863	$(857)	$(14)	$60	$4,308

Balance as of June 30, 2022	$15	$4,431	$534	$(880)	$(18)	$59	$4,141
Net income			868			6	874
Other comprehensive income				23		—	23
Share buyback/cancellations	—	(200)					(200)
Dividends declared ($0.365 per share)			(539)			(6)	(545)
Options exercised and shares vested		(92)			225		133
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		60					60
Purchase of treasury shares					(221)		(221)
Share-based compensation expense		42					42
Change in non-controlling interests						1	1
Balance as of March 31, 2023	$15	$4,241	$863	$(857)	$(14)	$60	$4,308
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

Accounting Standards Not Yet Adopted

    In September 2022, the FASB issued ASU 2022-04 that adds certain disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods and services. The new standard's requirement to disclose the key terms of supplier finance programs is effective for all interim and annual periods beginning with the Company's fiscal year ending June 30, 2024. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. Early adoption is permitted. The Company will adopt this new disclosure guidance in the first quarter of fiscal year 2024.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are not expected to have a material impact on its results of operation, financial position, and disclosures.

Note 3 - Restructuring and Other Related Activities, Net

    Restructuring and other related activities, net, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2023	2022	2023	2022
Gain on disposal of Russian business, net	$—	$—	$215	$—
Restructuring and related expenses, net	(50)	(9)	(53)	(27)
Restructuring and other related activities, net	$(50)	$(9)	$162	$(27)

    A pre-tax net gain on disposal of the Company's three manufacturing facilities in Russia ("Russian business") of $215 million was recognized in the nine months ended March 31, 2023. The carrying value of the Russian business had previously been impaired by $90 million in the quarter ended June 30, 2022. For further information, refer to Note 4, "Held for Sale" and Note 5, "Acquisitions and Disposals."

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

    Major classes of assets and liabilities of the Russian business classified as held for sale were as follows:

($ in millions)	March 31, 2023	June 30, 2022
Cash and cash equivalents	$—	$75
Trade receivables, net	—	66
Inventories, net	—	40
Prepaid expenses and other current assets	—	36
Property, plant, and equipment, net	—	49
Goodwill	—	16
Total assets held for sale	—	282
Less accumulated impairment (1)	—	(90)
Total assets held for sale, net	$—	$192

Trade payables	—	65
Total current liabilities held for sale	$—	$65
(1) Inclusive of accumulated other comprehensive loss related to the Russian business.

    This table excludes other non-material assets and liabilities that are held for sale but not part of the Russian business.

Note 5 - Acquisitions and Disposals

Acquisition of DGPack s.r.o

    On August 1, 2022, the Company completed the acquisition of 100% equity interest in DGPack s.r.o., a Czech Republic company that operates a world-class flexible packaging manufacturing plant. The purchase consideration amounted to $60 million and is subject to customary post-closing adjustments. The consideration includes $6 million that is expected to be paid in the fourth quarter of fiscal year 2023. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $36 million and goodwill of $24 million. Goodwill is not deductible for tax purposes. The fair values of the identifiable net assets acquired and goodwill are based on the Company's best estimate as of March 31, 2023 and are considered preliminary. The fair value estimates were based on income, market, and cost valuation methods. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    Pro forma information related to the acquisition of DGPack s.r.o. has not been presented, as the effect of the acquisition on the Company's consolidated financial statements was not material.

Acquisition of MDK Packaging Materials Co., Ltd

    On March 17, 2023, the Company completed the acquisition of 100% equity interest in MDK Packaging Materials Co., Ltd that operates a medical device packaging manufacturing site in Shanghai, China. The purchase consideration amounted to $60 million and is subject to customary post-closing adjustments. The consideration includes contingent consideration of $20 million, to be earned and paid in cash over the three years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $20 million and goodwill of $40 million. Goodwill is not deductible for tax purposes. The fair values of the contingent consideration, identifiable net assets acquired, and goodwill are based on the Company's best estimate as of March 31, 2023 and are considered preliminary. The fair value estimates were based on income, market, and cost valuation methods. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    Pro forma information related to the acquisition of MDK Packaging Materials Co., Ltd. has not been presented, as the effect of the acquisition on the Company's consolidated financial statements was not material.

Disposal of Russian business

    On December 23, 2022, the Company completed the sale of the Russian business after receiving all necessary regulatory approvals and cash proceeds, including receipt of closing cash balances. The sale follows the Company’s previously announced plan to pursue the orderly sale of its Russian business. The total net cash consideration received, excluding disposed cash and items settled net, was $365 million and resulted in a pre-tax net gain of $215 million. The carrying value of the Russian business had previously been impaired by $90 million in the quarter ended June 30, 2022. The impairment charge was based on the Company's best estimate of the fair value of its Russian business, which considered the wide range of indicative bids received and uncertain regulatory environment. The net pre-tax gain on disposal of the Russian business was recorded as restructuring and other related activities, net within the unaudited condensed consolidated statements of income. The Russian business had a net carrying value of $252 million, including allocated goodwill of $46 million and accumulated other comprehensive losses of $73 million, primarily attributed to foreign currency translation adjustments.

Note 6 - Restructuring

    Restructuring and related expenses, net were $50 million and $9 million during the three months ended March 31, 2023 and 2022, respectively, and $53 million and $27 million in the nine months ended March 31, 2023 and 2022, respectively. The net expenses related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as restructuring and other related activities, net. The Company's restructuring activities in the three and nine months ended March 31, 2023 primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below). The Company's restructuring activities in the three and nine months ended March 31, 2022 included expenses related to the Company's 2019 plan from the integration of the acquired Bemis operations, which was substantially completed at the end of fiscal year 2022.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it will allocate approximately $110 million to $130 million of the sale proceeds from the Russian business to various cost saving initiatives to partly help offsetting divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). Under this Plan, the Company has initiated in the third quarter of fiscal year 2023 projects with an expected cost of approximately $95 million, of which $42 million relates to employee-related expenses, $20 million to fixed asset related expenses, $23 million to other restructuring expenses, and $10 million to restructuring related expenses. Of the total Plan cost initiated in the third quarter of fiscal year 2023, approximately $50 million is expected to result in net cash expenditures. The Plan includes both the Flexibles and Rigid Packaging reportable segments and is expected to be substantially completed by the end of fiscal year 2024.

    As of March 31, 2023, as part of this Plan, the Company has incurred $37 million in employee-related expenses, $1 million in fixed asset related expenses, $2 million in other restructuring, and $2 million in restructuring related expenses, with $36 million incurred in the Flexibles reportable segment and $6 million incurred in the Rigid Packaging reportable segment. To date, the Plan has resulted in approximately $7 million in cash outflows. The Company continues to evaluate different options to partly offset divested earnings from the Russian business across its global footprint and expects to disclose the total Plan cost at the end of fiscal year 2023.

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more information on the total cost of the 2023 Restructuring Plan. The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment, and other startup costs.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). The Company's other restructuring charges are primarily employee costs.

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2022	$97	$3	$18	$118
Net charges to earnings (1)	37	4	8	49
Cash paid	(25)	(1)	(14)	(40)
Non-cash and other	—	(3)	—	(3)
Foreign currency translation	3	—	1	4
Liability balance as of March 31, 2023	$112	$3	$13	$128
(1)Excludes $4 million of restructuring related expenses incurred in the nine months ended March 31, 2023.

    The table above includes liabilities arising from the 2023 Restructuring Plan and Other Restructuring Plans.

    The Company expects the majority of the liability for employee, fixed assets related, and other costs as of March 31, 2023 to be paid within the next twelve months. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities and other non-current liabilities.

Note 7 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment, excluding amounts that were classified as held for sale as of June 30, 2022, were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2022	$4,307	$978	$5,285
Acquisitions (1)	64	—	64
Disposals (2)	(30)	—	(30)
Foreign currency translation	24	(5)	19
Balance as of March 31, 2023	$4,365	$973	$5,338
(1)Acquisitions are attributed to goodwill recognized in connection with the business combinations detailed in Note 5, "Acquisitions and Disposals."
(2)Disposals are attributed to additional goodwill allocated to the Russian business, following the disposal of the business on December 23, 2022. As of June 30, 2022, $16 million of goodwill attributable to the Russian business was classified as assets held for sale. For further information, refer to Note 4, "Held for Sale" and Note 5, "Acquisitions and Disposals."
    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	March 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,979	$(628)	$1,351
Computer software	249	(180)	69
Other (2)	326	(198)	128
Total other intangible assets	$2,554	$(1,006)	$1,548

	June 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,970	$(529)	$1,441
Computer software	235	(162)	73
Other (2)	323	(180)	143
Total other intangible assets	$2,528	$(871)	$1,657
(1)Accumulated amortization and impairment included $34 million and $33 million for March 31, 2023 and June 30, 2022, respectively, of accumulated impairment in the Other category.
(2)Other included $17 million and $16 million for March 31, 2023 and June 30, 2022, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $43 million and $45 million during the three months ended March 31, 2023 and 2022, respectively, and $130 million and $135 million during the nine months ended March 31, 2023 and 2022, respectively.

Note 8 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of March 31, 2023 and June 30, 2022, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying value and estimated fair value of long-term debt with fixed interest rates (including the effect of receive-fixed/pay-variable interest rate swaps) were as follows:

	March 31, 2023		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$3,645	$3,342	$3,952	$3,694

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	—	8	—	8
Interest rate swaps	—	7	—	7
Total assets measured at fair value	$—	$15	$—	$15

Liabilities
Contingent purchase consideration liabilities	$—	$—	$36	$36
Commodity contracts	—	1	—	1
Forward exchange contracts	—	3	—	3
Interest rate swaps	—	83	—	83
Total liabilities measured at fair value	$—	$87	$36	$123

	June 30, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$6	$—	$6
Forward exchange contracts	—	7	—	7
Total assets measured at fair value	$—	$13	$—	$13

Liabilities
Contingent purchase consideration liabilities	$—	$—	$16	$16
Commodity contracts	—	3	—	3
Forward exchange contracts	—	17	—	17
Interest rate swaps	—	69	—	69
Total liabilities measured at fair value	$—	$89	$16	$105

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

    Contingent purchase consideration liabilities arise from business acquisitions. As of March 31, 2023, the Company's contingent purchase consideration liabilities of $36 million consisted of $26 million relating to consideration for business acquisitions where payments are contingent on the Company vacating a certain property or meeting certain performance targets. Included in the previously mentioned $26 million are $20 million of contingent consideration relating to a current period acquisition (refer to Note 5, "Acquisitions and Disposals"). The remaining $10 million liability is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

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

    As further discussed in Note 4, "Held for Sale" during the fourth quarter of fiscal year 2022, the Company met the criteria to recognize the Russian business as held for sale which resulted in the Company remeasuring the disposal group at its fair value, less cost to sell, which is considered a Level 3 fair value measurement and recognized an impairment charge of $90 million in the quarter ended June 30, 2022. In establishing the fair value, less cost to sell, as of June 30, 2022, management evaluated pre-diligence offers received and discounted them after considering various uncertainties present at the time, including evolving customer decisions on remaining in the region and decisions to move business out of the region. In addition, management consulted with an external advisor to assess the discount that the Russian government was likely to apply to the transaction value given the newly introduced requirement to obtain approval of the transaction and agreed purchase consideration from a Russian government commission prior to the sale. The Company completed the disposal of its Russian business in the second quarter of fiscal year 2023 and as of March 31, 2023, the Company's other assets and liabilities held for sale are immaterial. Refer to Note 4, "Held for Sale" for further information.

    Resulting from the disposal of non-core assets during the nine months ended March 31, 2022, the Company has recorded an expense of $9 million, predominantly to adjust the long-lived assets to their fair value less cost to sell as determined in reference to the selling price in the signed sale and purchase agreement. During the nine months ended March 31, 2022, long-

lived assets with a carrying value of $12 million were written down to a fair value of zero as the Company's Durban, South Africa, manufacturing facility was destroyed in a fire as the result of general civil unrest. In addition, other long-lived assets in South Africa, with a carrying amount of $8 million, were written down to their estimated fair value of $4 million using Level 3 inputs. These expenses are included within other income/(expenses), net in the accompanying unaudited condensed consolidated statements of income.

    The Company tests indefinite-lived intangibles, including goodwill, for impairment when facts and circumstances indicate the carrying value may not be recoverable. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy. During the nine months ended March 31, 2023, and 2022, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill.

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

Interest Rate Risk

    The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to the changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statements of income in other income/(expenses), net.

    During the quarter ended December 31, 2022, the Company entered into interest rate swap contracts for a total notional amount of $1.25 billion. Under the terms of the contracts, the Company pays a weighted-average fixed rate of interest of 4.53% and receives a variable rate of interest, based on compound overnight SOFR, for the period from November 2022 through June 2023, settled monthly. During the quarter ended March 31, 2023, the Company entered into interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, the Company pays a weighted-average fixed interest rate of 3.88% and receives a variable rate of interest, based on 1-month Term SOFR, from July 2023 through June 2024, settled monthly. As of March 31, 2023, the Company had no other receive-variable/pay-fixed interest rate swaps than those listed above. As of June 30, 2022, the Company had no receive-variable/pay-fixed interest rate swaps. Although the Company is not applying hedge accounting, the Company believes that these economic hedging instruments are effective in protecting the Company against the risks of changes in the variable interest rate on a portion of its forecasted commercial paper issuances.

    As of March 31, 2023, and June 30, 2022, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps accounted for as fair value hedges of certain of the Company's term debt was $650 million.

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

    As of March 31, 2023, and June 30, 2022, the notional amount of the outstanding forward contracts was $0.8 billion and $1.0 billion, respectively.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	March 31, 2023	June 30, 2022
Commodity	Volume	Volume
Aluminum	13,541 tons	17,040 tons
PET resin	— lbs.	16,886,520 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	March 31, 2023	June 30, 2022
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$—	$6
Forward exchange contracts	Other current assets	3	3
Forward exchange contracts	Assets held for sale, net	—	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	5	1
Interest rate swaps	Other current assets	7	—
Total current derivative contracts		15	13
Total non-current derivative contracts		—	—
Total derivative asset contracts		$15	$13

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$3
Forward exchange contracts	Other current liabilities	2	5
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	1	11
Total current derivative contracts		4	19
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	—	1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	83	69
Total non-current derivative contracts		83	70
Total derivative liability contracts		$87	$89

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2023	2022	2023	2022
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$4	$3	$2	$15
Forward exchange contracts	Net sales	(1)	1	(2)	1
Treasury locks	Interest expense	(1)	(1)	(2)	(2)
Total		$2	$3	$(2)	$14

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2023	2022	2023	2022
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income/(expenses), net	$(7)	$(9)	$(12)	$(42)
Interest rate swaps	Other income/(expenses), net	6	—	7	—
Total		$(1)	$(9)	$(5)	$(42)

	Location of Gain (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2023	2022	2023	2022
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$15	$(42)	$(13)	$(49)
Forward exchange contracts	Other income/(expense), net	—	(12)	—	(12)
Total		$15	$(54)	$(13)	$(61)

Note 10 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2023	2022	2023	2022
Service cost	$4	$6	$13	$18
Interest cost	12	9	36	30
Expected return on plan assets	(14)	(14)	(42)	(47)
Amortization of actuarial loss	1	1	2	4
Amortization of prior service credit	(1)	(1)	(3)	(3)
Settlement costs	—	—	—	3
Net periodic benefit cost	$2	$1	$6	$5

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

Note 11 - Debt

    On March 22, 2023, the Company redeemed Euro bonds of a principal amount of €300 million (equivalent to $322 million) at maturity. The redemption was funded with commercial paper. The notes carried an interest rate of 2.75%.

    As set forth in Note 9, "Derivative Instruments", during the quarter ended December 31, 2022, the Company entered into interest rate swap contracts for a total notional amount of $1.25 billion. During the quarter ended March 31, 2023, the Company entered into two additional interest rate swap contracts for a total notional amount of $1.2 billion.

Note 12 - Income Taxes

    The provision for income taxes for the three and nine months ended March 31, 2023 and 2022, is based on the Company’s estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended March 31, 2023 decreased by 5.0 percentage points compared to the three months ended March 31, 2022 from 21.0% to 16.0%, primarily due to differences in the income mix and discrete events.

    The effective tax rate for the nine months ended March 31, 2023 decreased by 9.3 percentage points compared to the nine months ended March 31, 2022 from 21.8% to 12.5%, primarily due to the non-taxable gain on the sale of the Russian business, differences in the income mix and discrete events.

Note 13 - Shareholders' Equity

    The changes in ordinary and treasury shares during the nine months ended March 31, 2023 and 2022 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2021	1,538	$15	3	$(29)
Share buy-back / cancellations	(36)	—	—	—
Options exercised and shares vested	—	—	(11)	127
Purchase of treasury shares	—	—	11	(133)
Balance as of March 31, 2022	1,503	$15	3	$(35)

Balance as of June 30, 2022	1,489	$15	2	$(18)
Share buyback / cancellations	(18)	—	—	—
Options exercised and shares vested	—	—	(19)	225
Purchase of treasury shares	—	—	18	(221)
Balance as of March 31, 2023	1,471	$15	1	$(14)

    The changes in the components of accumulated other comprehensive loss during the nine months ended March 31, 2023 and 2022 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2021	$(691)	$(13)	$(54)	$(8)	$(766)
Other comprehensive income / (loss) before reclassifications	(41)	—	(1)	8	(34)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	(11)	(7)
Net current period other comprehensive income / (loss)	(41)	—	3	(3)	(41)
Balance as of March 31, 2022	$(732)	$(13)	$(51)	$(11)	$(807)

Balance as of June 30, 2022	$(892)	$(13)	$40	$(15)	$(880)
Other comprehensive loss before reclassifications	(48)	—	(1)	(2)	(51)
Amounts reclassified from accumulated other comprehensive loss	74	—	(1)	1	74
Net current period other comprehensive income / (loss)	26	—	(2)	(1)	23
Balance as of March 31, 2023	$(866)	$(13)	$38	$(16)	$(857)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2023	2022	2023	2022
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)	$(3)	$(3)
Amortization of actuarial loss	1	1	2	4
Effect of pension settlement	—	—	—	3
Total before tax effect	—	—	(1)	4
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$—	$(1)	$4

(Gains) / losses on cash flow hedges:
Commodity contracts	$(4)	$(3)	$(2)	$(15)
Forward exchange contracts	1	(1)	2	(1)
Treasury locks	1	1	2	2
Total before tax effect	(2)	(3)	2	(14)
Tax effect on amounts reclassified into earnings	—	1	(1)	3
Total net of tax	$(2)	$(2)	$1	$(11)

Losses on foreign currency translation:
Foreign currency translation adjustment	$—	$—	$74	$—
Total before tax effect	—	—	74	—
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$—	$74	$—

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments. This exposes the Company to market price risk.

    To manage the market price risk, the Company has entered into forward contracts for the purchase of its ordinary shares. As of March 31, 2023, the Company had forward contracts outstanding that mature between May 2023 and September 2023 to purchase 10 million shares at a weighted average price of $12.38. As of June 30, 2022, the Company had forward contracts outstanding maturing between November 2022 and June 2023 to purchase 14 million shares at a weighted average price of $12.67. During the nine months ended March 31, 2023, forward contracts related to 11 million shares were settled, which were outstanding as of June 30, 2022.

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

    The following table presents information about reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2023	2022	2023	2022
Flexibles	$2,787	$2,837	$8,378	$8,184
Rigid Packaging	880	871	2,643	2,451
Other	—	—	—	—
Net sales	$3,667	$3,708	$11,021	$10,635

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$337	$378	$1,043	$1,069
Rigid Packaging	69	77	192	194
Other	(24)	(28)	(62)	(67)
Adjusted EBIT	382	427	1,173	1,196
Less: 2019 Bemis Integration Plan	—	(9)	—	(26)
Less: Amortization of acquired intangible assets from business combinations (1)	(40)	(40)	(120)	(122)
Less: Impact of hyperinflation (2)	(6)	(6)	(19)	(10)
Less: Net loss on disposals (3)	—	—	—	(9)
Add/(Less): Property and other gains/(losses), net (4)	—	4	—	(23)
Less: Pension settlement (5)	—	—	—	(3)
Add/(Less): Russia-Ukraine conflict impacts (6)	(48)	—	156	—
Less: Other (7)	(4)	(2)	(2)	(4)
Interest income	15	5	35	15
Interest expense	(86)	(36)	(224)	(115)
Income before income taxes	$213	$343	$999	$899

(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Net loss on disposals for the nine months ended March 31, 2022 includes an expense of $9 million from the disposal of non-core assets. Refer to Note 8, "Fair Value Measurements" for more information.
(4)Property and other gains/(losses), net includes property and related business losses primarily associated with the destruction of the Company's Durban, South Africa facility during general civil unrest in July 2021, net of insurance recovery.
(5)Pension settlement for the nine months ended March 31, 2022 relates to the purchase of a group annuity contract and transfer of pension plan assets and related benefit obligations. Refer to Note 10, "Components of Net Periodic Benefit Cost" for more information.
(6)Russia-Ukraine conflict impacts in the nine months ended March 31, 2023 include a pre-tax net gain on sale of Russian business of $215 million (refer to Note 3, "Restructuring and Other Related Activities, Net"), and incremental costs and restructuring incurred in connection with the conflict.
(7)Other includes restructuring expenses and fair value gains on economic hedges in the three and nine months ended March 31, 2023. For the three and nine months ended March 31, 2022, Other includes costs associated with the Bemis transaction.

    The following tables disaggregate net sales, excluding intersegment sales, by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended March 31,
	2023			2022
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,129	$688	$1,817	$1,103	$677	$1,780
Latin America	271	192	463	262	194	456
Europe	985	—	985	1,049	—	1,049
Asia Pacific	402	—	402	423	—	423
Net sales	$2,787	$880	$3,667	$2,837	$871	$3,708

	Nine Months Ended March 31,
	2023			2022
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$3,327	$2,037	$5,364	$3,152	$1,915	$5,067
Latin America	825	606	1,431	769	536	1,305
Europe	2,970	—	2,970	2,972	—	2,972
Asia Pacific	1,256	—	1,256	1,291	—	1,291
Net sales	$8,378	$2,643	$11,021	$8,184	$2,451	$10,635

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator
Net income attributable to Amcor plc	$177	$269	$868	$696
Distributed and undistributed earnings attributable to shares to be repurchased	(1)	(1)	(6)	(2)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$176	$268	$862	$694

Denominator
Weighted-average ordinary shares outstanding	1,480	1,506	1,484	1,521
Weighted-average ordinary shares to be repurchased by Amcor plc	(10)	(3)	(11)	(4)
Weighted-average ordinary shares outstanding for EPS—basic	1,470	1,503	1,473	1,517
Effect of dilutive shares	6	4	9	4
Weighted-average ordinary shares outstanding for EPS—diluted	1,476	1,507	1,482	1,521

Per ordinary share income
Basic earnings per ordinary share	$0.120	$0.178	$0.585	$0.457
Diluted earnings per ordinary share	$0.119	$0.178	$0.581	$0.456
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain outstanding share options were excluded from the diluted earnings per share calculation because they were anti-dilutive. The excluded share options for the three and nine months ended March 31, 2023 represented an aggregate of 15 million and 13 million shares, respectively. The excluded share options for the three and nine months ended March 31, 2022 represented an aggregate of 9 million and 6 million shares, respectively.

Note 16 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of March 31, 2023, the Company had recorded accruals of $13 million, included in other non-current liabilities. The Company has estimated a reasonably possible loss exposure in excess of the accrual of $22 million as of March 31, 2023. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of March 31, 2023, the Company has provided letters of credit of $39 million, judicial insurance of $1 million, and deposited cash of $13 million with the courts to continue to defend the cases.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or only partially, cover the total potential exposures. As of March 31, 2023, the Company has recorded $17 million of aggregate accruals for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of March 31, 2023, the Company has also recorded aggregate accruals of $42 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. The Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three and nine months ended March 31, 2023.

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

Note 17 - Subsequent Events

    On April 28, 2023, the Company signed an agreement to acquire a manufacturer of high-performance modular vacuum packaging equipment for the fresh meat, poultry, and dairy markets, based in New Zealand. This acquisition will complement the Company’s existing strength in film and enable a total system solution for automated protein packaging.

    On May 2, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.1225 per share to be paid on June 20, 2023 to shareholders of record as of May 24, 2023. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from May 23, 2023 to May 24, 2023, inclusive.

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

Summary of Financial Results

	Three Months Ended March 31,				Nine Months Ended March 31,
($ in millions)	2023		2022		2023		2022
Net sales	$3,667	100.0%	$3,708	100.0%	$11,021	100.0%	$10,635	100.0%
Cost of sales	(2,994)	(81.6%)	(2,977)	(80.3%)	(9,018)	(81.8%)	(8,609)	(80.9%)

Gross profit	673	18.4%	731	19.7%	2,003	18.2%	2,026	19.1%

Operating expenses:
Selling, general, and administrative expenses	(317)	(8.6%)	(326)	(8.8%)	(917)	(8.3%)	(942)	(8.9%)
Research and development expenses	(27)	(0.7%)	(24)	(0.6%)	(76)	(0.7%)	(72)	(0.7%)
Restructuring and other related activities, net	(50)	(1.4%)	(9)	(0.2%)	162	1.5%	(27)	(0.3%)
Other income/(expenses), net	3	0.1%	(3)	(0.1%)	11	0.1%	2	—%

Operating income	282	7.7%	369	10.0%	1,183	10.7%	987	9.3%

Interest income	15	0.4%	5	0.1%	35	0.3%	15	0.1%
Interest expense	(86)	(2.3%)	(36)	(1.0%)	(224)	(2.0%)	(115)	(1.1%)
Other non-operating income, net	2	0.1%	5	0.1%	5	—%	12	0.1%

Income before income taxes	213	5.8%	343	9.3%	999	9.1%	899	8.5%

Income tax expense	(34)	(0.9%)	(72)	(1.9%)	(125)	(1.1%)	(196)	(1.8%)

Net income	$179	4.9%	$271	7.3%	$874	7.9%	$703	6.6%

Net income attributable to non-controlling interests	(2)	(0.1%)	(2)	(0.1%)	(6)	(0.1%)	(7)	(0.1%)

Net income attributable to Amcor plc	$177	4.8%	$269	7.3%	$868	7.9%	$696	6.5%

Overview

    Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal care, and other products. We work with leading companies around the world to protect their products and the people who rely on them, differentiate brands, and improve supply chains through a range of flexible and rigid packaging, specialty cartons, closures, and services. We are focused on making packaging that is increasingly light-weighted, recyclable and reusable, and made using an increasing amount of recycled content. During fiscal year 2022, Amcor generated $14.5 billion in net sales.

Significant Items Affecting the Periods Presented

Raw Material, Inflation, and Supply Chain Trends

    During fiscal year 2023, we have continued to experience intermittent supply shortages and price volatility of certain resins and raw materials as a result of market dynamics and higher rates of inflation impacting energy, fuel, and labor costs. In addition, higher inflation, especially in Europe and the United States, has led central banks to rapidly raise interest rates to dampen inflation which results in higher interest expense on our variable rate debt. The underlying causes for the continued volatility can be attributed to a variety of factors, including the ongoing regional impacts of the COVID-19 pandemic which has largely abated in the third quarter of fiscal year 2023, resulting in labor shortages and transportation constraints, energy shortages, and the ongoing impacts of macroeconomic and geopolitical conditions which are tied to the Russia-Ukraine conflict. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply chain disruptions and other resulting issues. In addition, we are focused on driving costs out of our business in this challenging environment and recovering higher raw material costs to help mitigate inflation. However, there could be a time lag between recognizing the benefit of our mitigating actions and when the inflation occurs, and there is no assurance that our mitigating measures will be able to fully mitigate the impact of ongoing inflation.

Impact of COVID-19

    There are currently no significant COVID-19 related restrictions on our business, with China relaxing controls and eliminating lockdowns in December 2022. Lockdowns and related impacts, including the unwinding of lockdowns, has impacted demand for our products in China in fiscal year 2023 and may continue to impact demand for our products and lead to supply chain disruptions and other challenges. Throughout the COVID-19 pandemic, our facilities have largely been exempt from government mandated closure orders and while governmental measures may be modified, we expect that our facilities will remain operational given the essential products we supply. However, despite our best efforts to contain the impact in our facilities, it remains possible that significant disruptions could occur as a result of the pandemic, including temporary closures of our facilities due to outbreaks of the virus among our workforce or government mandates.

    We continue to believe we are well-positioned to meet any continuing challenges of the COVID-19 pandemic and currently do not expect a material adverse impact on our business and financial results. However, the ultimate near-term impact of the pandemic on our business will depend on the extent and nature of any future disruptions across the supply chain, the implementation of further social distancing measures and other government-imposed restrictions, as well as the nature and pace of macroeconomic recovery in key global economies.

Russia and Ukraine Conflict / 2023 Restructuring Plan

    Russia's invasion of Ukraine that began in February 2022 continues as of the date of the filing of this quarterly report. In advance of the invasion, we proactively suspended operations at our small manufacturing site in Ukraine. We also operated three manufacturing facilities in Russia ("Russian business") until their sale on December 23, 2022, for net cash proceeds of $365 million. In addition, we repatriated approximately $65 million in cash held in Russia as part of the transaction. We recorded a pre-tax net gain on sale of $215 million. The carrying value of the Russian business had previously been impaired by $90 million in the quarter ended June 30, 2022.

    On February 7, 2023, we announced that we expect to invest $110 million to $130 million of the sale proceeds from the Russian business in various cost savings initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). Of the remaining cash received, we plan to repurchase up to $100 million in additional shares and use the balance to reduce debt.

    In the third quarter of fiscal year 2023, we initiated restructuring and related projects with an expected cost of approximately $95 million and approximately $50 million is expected to result in net cash expenditures. As part of this Plan, we have incurred $37 million in employee-related expenses, $1 million in fixed asset related expenses, $2 million in other restructuring expenses, and $2 million in restructuring related expenses. To date, the Plan has resulted in approximately $7 million in cash outflows. We expect approximately $17 million in cash outflows from projects initiated in the third fiscal quarter during the balance of fiscal year 2023. We continue to evaluate different options to offset divested earnings from the Russian business across our global footprint and expect to disclose the total program cost at the end of fiscal year 2023. Management expects to realize an annualized pre-tax benefit of approximately 30% per year on net cash employed in the Plan from structural cost reductions by the end of fiscal year 2025.

    The conflict between Russia and Ukraine has negatively impacted the global economy and has the potential to result in continued supply chain disruptions and significant inflationary pressure on raw material prices and the cost and supply of other resources (such as energy and natural gas).

    For further information, refer to Note 4, "Held for Sale," Note 5, "Acquisitions and Disposals," and " Note 6, "Restructuring," of "Part I, Item 1, Notes to Condensed Consolidated Financial Statements."

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy has been designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended March 31, 2023 and 2022 resulted in a negative impact of $6 million, and $19 million and $10 million in the nine months ended March 31, 2023 and 2022, respectively, in foreign currency transaction losses that were reflected in the unaudited condensed consolidated statements of income.

Results of Operations - Three Months Ended March 31, 2023

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions, except per share data)	2023	2022
Net sales	$3,667	$3,708
Operating income	282	369
Operating income as a percentage of net sales	7.7%	10.0%

Net income attributable to Amcor plc	$177	$269
Diluted Earnings Per Share	$0.119	$0.178

    Net sales decreased by $41 million, or 1%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Excluding the pass-through of raw material costs of $81 million, negative currency impacts of $67 million, and negative impact of acquisitions, disposed, and ceased operations of $87 million, the remaining variation in net sales for the three months ended March 31, 2023 was an increase of $32 million, or 1%, reflecting price/mix benefit of 4% and unfavorable volumes of (3%).

    Net income attributable to Amcor plc decreased by $92 million, or 34%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, mainly from a decrease in gross profit of $58 million, an increase in restructuring and related costs of $41 million, and higher net interest expense of $40 million, partially offset by a decrease in income tax expense of $38 million and a decrease in selling, general, and administrative expenses of $9 million.

    Diluted earnings per share ("Diluted EPS") decreased by $0.059, or 33%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, with the net income available to ordinary shareholders of Amcor plc decreasing by 34% and the diluted weighted average number of shares outstanding decreasing by 2%. The decrease in the diluted weighted-average number of shares outstanding was due to the repurchase of shares under previously announced share buyback programs.

Segment Results of Operations

Flexibles Segment

	Three Months Ended March 31,
($ in millions)	2023	2022
Net sales	$2,787	$2,837
Adjusted EBIT	337	378
Adjusted EBIT as a percentage of net sales	12.1%	13.3%

    Net sales decreased by $50 million, or 2%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Excluding the pass-through of higher raw material costs of $33 million, negative currency impacts of $59 million, and negative impact of acquisitions, disposed, and ceased operations of $87 million, the remaining variation in net sales for the three months ended March 31, 2023, was an increase of $63 million, or 2%, reflecting favorable price/mix of 5%, and unfavorable volumes of (3%).

    Adjusted earnings before interest and tax ("Adjusted EBIT") decreased by $41 million or 11% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Excluding negative currency impacts of $5 million and the negative net impact of acquisitions, disposed, and ceased operations of $31 million, the remaining decrease in Adjusted EBIT for the three months ended March 31, 2023, was $5 million, or 1%, reflecting favorable price/mix of 20%, more than offset by unfavorable volume of (8%), unfavorable plant costs of (10%), unfavorable SG&A and other costs of (3%), all largely impacted by inflationary pressures.

Rigid Packaging Segment

	Three Months Ended March 31,
($ in millions)	2023	2022
Net sales	$880	$871
Adjusted EBIT	69	77
Adjusted EBIT as a percentage of net sales	7.8%	8.9%

    Net sales increased by $9 million, or 1%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Excluding the pass-through of raw material costs of $47 million and negative currency impacts of $6 million, the remaining variation in net sales for the three months ended March 31, 2023 was a decrease of $32 million, or 4%, reflecting unfavorable volumes.

    Adjusted EBIT decreased by $8 million, or 10%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Excluding negative currency impacts of $1 million, the remaining decrease in Adjusted EBIT for the three months ended March 31, 2023, was $7 million, or 9%, with favorable price/mix of 15%, more than offset by unfavorable volumes of (15%), unfavorable plant costs of (6%) driven primarily by inflation on operating costs including higher energy and labor costs, and unfavorable SG&A and other costs of (3%).

Consolidated Gross Profit

	Three Months Ended March 31,
($ in millions)	2023	2022
Gross profit	$673	$731
Gross profit as a percentage of net sales	18.4%	19.7%

    Gross profit decreased by $58 million, or 8%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily driven by the impact of disposed and ceased operations of $38 million, and lower volumes. Gross profit as a percentage of sales decreased to 18.4% for the three months ended March 31, 2023, mainly from the impact from disposed operations and the impact on the calculation from the pass-through of higher raw material costs during the current fiscal quarter.

Consolidated Selling, General, And Administrative Expenses

	Three Months Ended March 31,
($ in millions)	2023	2022
Selling, general, and administrative expenses	$(317)	$(326)
Selling, general, and administrative expenses as a percentage of net sales	(8.6)%	(8.8)%

    Selling, general, and administrative expenses decreased by $9 million, or 3%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily driven by foreign currency exchange rate movements.

Consolidated Restructuring and Other Related Activities, Net

	Three Months Ended March 31,
($ in millions)	2023	2022
Restructuring and other related activities, net	$(50)	$(9)
Restructuring and other related activities, net, as a percentage of net sales	(1.4%)	(0.2%)

    Restructuring and other related activities, net, increased by $41 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily as a result of $42 million of restructuring and related costs recognized relating to the 2023 Restructuring Plan.

Consolidated Interest Income

	Three Months Ended March 31,
($ in millions)	2023	2022
Interest income	$15	$5
Interest income as a percentage of net sales	0.4%	0.1%

    Interest income increased by $10 million, or 200% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by increased interest rates on cash balances.

Consolidated Interest Expense

	Three Months Ended March 31,
($ in millions)	2023	2022
Interest expense	$(86)	$(36)
Interest expense as a percentage of net sales	(2.3%)	(1.0)%

    Interest expense increased by $50 million, or 139%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by increased interest rates on variable rate debt.

Consolidated Income Tax Expense

	Three Months Ended March 31,
($ in millions)	2023	2022
Income tax expense	$(34)	$(72)
Effective income tax rate	16.0%	21.0%

    The provision for income taxes for the three months ended March 31, 2023 and 2022 is based on our estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended March 31, 2023 decreased by 5.0 percentage points compared to the three months ended March 31, 2022, primarily due to differences in the the income mix and discrete events.

Results of Operations - Nine Months Ended March 31, 2023

Consolidated Results of Operations

	Nine Months Ended March 31,
($ in millions, except per share data)	2023	2022
Net sales	$11,021	$10,635
Operating income	$1,183	$987
Operating income as a percentage of net sales	10.7%	9.3%

Net income attributable to Amcor plc	$868	$696
Diluted Earnings Per Share	$0.581	$0.456

    Net sales increased by $386 million, or 4%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Excluding the pass-through of raw material costs of $750 million, negative currency impacts of $438 million, and negative impact of acquisitions, disposed, and ceased operations of $108 million, the remaining increase in net sales for the nine months ended March 31, 2023 was $182 million, or 2%, reflecting favorable price/mix of 4% and unfavorable volumes of (2%).

    Net income attributable to Amcor plc increased by $172 million, or 25%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022 mainly as a result of a pre-tax net gain of $215 million on the disposal of the Russian business and a decrease in income tax expense of $71 million, partially offset by a decrease in gross profit of $23 million and an increase in net interest expense of $89 million.

    Diluted earnings per share increased by $0.125, or 27%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, with the net income available to ordinary shareholders of Amcor plc increasing by 24% and the diluted weighted average number of shares outstanding decreasing 3% for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease in the diluted weighted average number of shares outstanding was due to the repurchase of shares under previously announced share buyback programs.

Segment Results of Operations

Flexibles Segment

	Nine Months Ended March 31,
($ in millions)	2023	2022
Net sales	$8,378	$8,184
Adjusted EBIT	$1,043	$1,069
Adjusted EBIT as a percentage of net sales	12.4%	13.1%

    Net sales increased by $194 million, or 2%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Excluding the pass-through of raw material costs of $492 million, negative currency impacts of $419 million, and negative impact of acquisitions, disposed, and ceased operations of $108 million, the remaining increase in net sales for the nine months ended March 31, 2023, was $229 million, or 3%, reflecting favorable price/mix of 5%, and unfavorable volumes of (2%).

    Adjusted EBIT decreased by $26 million, or 2%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Excluding negative currency impacts of $41 million and the negative impact of acquisitions, disposed, and ceased operations of $34 million, the remaining variation in Adjusted EBIT for the nine months ended March 31, 2023, was an increase of $49 million, or 5%, reflecting favorable price/mix of 18%, partially offset by unfavorable volumes of (3%), unfavorable plant costs of (6%), unfavorable SG&A and other costs of (4%), all largely impacted by inflationary pressures.

Rigid Packaging Segment

	Nine Months Ended March 31,
($ in millions)	2023	2022
Net sales	$2,643	$2,451
Adjusted EBIT	$192	$194
Adjusted EBIT as a percentage of net sales	7.3%	7.9%

    Net sales increased by $192 million, or 8%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Excluding the pass-through of raw material costs of $258 million and negative currency impacts of $18 million, the remaining variation in net sales for the nine months ended March 31, 2023 was a decrease of $48 million, or 2%, reflecting favorable price/mix of 1%, offset by unfavorable volume of (3%).

    Adjusted EBIT decreased by $2 million, or 1%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Excluding negative currency impacts of $2 million, Adjusted EBIT for the nine months ended March 31, 2023, was in line with Adjusted EBIT for the nine months ended March 31, 2022, reflecting favorable price/mix of 30%, offset by unfavorable volumes of (8%), unfavorable plant costs of (13%), and unfavorable SG&A and other costs of (9%).

Consolidated Gross Profit

	Nine Months Ended March 31,
($ in millions)	2023	2022
Gross profit	$2,003	$2,026
Gross profit as a percentage of net sales	18.2%	19.1%

    Gross profit decreased by $23 million, or 1%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Excluding negative currency impacts of $77 million, the negative impact from disposed and ceased operations of $45 million, the remaining variation in gross profit for the nine months ended March 31, 2023 was an increase of $99 million, reflecting favorable operating cost initiatives. Gross profit as a percentage of sales decreased to 18.2% for the nine months ended March 31, 2023, primarily due to the impact on the calculation from the pass-through of higher raw material costs during the current fiscal period.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Nine Months Ended March 31,
($ in millions)	2023	2022
SG&A expenses	$(917)	$(942)
SG&A expenses as a percentage of net sales	(8.3%)	(8.9%)

    SG&A expenses decreased by $25 million, or 3%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The decrease was primarily driven by foreign currency exchange rate movements.

Consolidated Restructuring and Other Related Activities, Net

	Nine Months Ended March 31,
($ in millions)	2023	2022
Restructuring and other related activities, net	$162	$(27)
Restructuring and other related activities, net, as a percentage of net sales	1.5%	(0.3%)

    Restructuring and other related activities, net, are favorable by $189 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The change was mainly a result of a pre-tax net gain of $215 million on the disposal of the Russian business, partially offset by an increase in restructuring and related costs of $42 million related to the 2023 Restructuring Plan.

Consolidated Interest Income

	Nine Months Ended March 31,
($ in millions)	2023	2022
Interest income	$35	$15
Interest income as a percentage of net sales	0.3%	0.1%

    Interest income increased by $20 million, or 133% for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, driven by increased interest rates on cash balances.

Consolidated Interest Expense

	Nine Months Ended March 31,
($ in millions)	2023	2022
Interest expense	$(224)	$(115)
Interest expense as a percentage of net sales	(2.0%)	(1.1%)

    Interest expense increased by $109 million, or 95%, for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, driven by increased interest rates on variable rate debt.

Consolidated Income Tax Expense

	Nine Months Ended March 31,
($ in millions)	2023	2022
Income tax expense	$(125)	$(196)
Effective income tax rate	12.5%	21.8%

    The provision for income taxes for the nine months ended March 31, 2023 and 2022 is based on our estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the nine months ended March 31, 2023 decreased by 9.3 percentage points compared to the nine months ended March 31, 2022, primarily due to the non-taxable gain on the sale of the Russian business, differences in the income mix and discrete events.

Presentation of Non-GAAP Information

    This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of significant tax reforms, certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including transaction expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of deferred acquisition payments and economic hedging instruments on commercial paper, and impacts related to the Russia-Ukraine conflict. We note that while amortization of acquired intangible assets is excluded from non-GAAP adjusted financial measures, the revenue of the acquired entities and all other expenses unless otherwise stated, are reflected in Adjusted EBIT and adjusted net income and the acquired assets contribute to revenue generation.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to EBIT, Adjusted EBIT, and Adjusted net income for the three and nine months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2023	2022	2023	2022
Net income attributable to Amcor plc, as reported	$177	$269	$868	$696
Add: Net income attributable to non-controlling interests	2	2	6	7
Net income	179	271	874	703
Add: Income tax expense	34	72	125	196
Add: Interest expense	86	36	224	115
Less: Interest income	(15)	(5)	(35)	(15)
EBIT	284	374	1,188	999
Add: 2019 Bemis Integration Plan	—	9	—	26
Add: Amortization of acquired intangible assets from business combinations (1)	40	40	120	122
Add: Impact of hyperinflation (2)	6	6	19	10
Add: Net loss on disposals (3)	—	—	—	9
Add/(Less): Property and other (gains)/losses, net (5)	—	(4)	—	23
Add: Pension settlement (5)	—	—	—	3
Add/(Less): Russia-Ukraine conflict impacts (6)	48	—	(156)	—
Add: Other (7)	4	2	2	4
Adjusted EBIT	$382	$427	$1,173	$1,196
Less: Income tax expense	(34)	(72)	(125)	(196)
Less: Adjustments to income tax expense (8)	(15)	(13)	(45)	(36)
Less: Interest expense	(86)	(36)	(224)	(115)
Add: Interest income	15	5	35	15
Less: Net income attributable to non-controlling interests	(2)	(2)	(6)	(7)
Adjusted net income	$260	$309	$808	$857

(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.

(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Net loss on disposals for the nine months ended March 31, 2022 includes an expense of $9 million from the disposal of non-core assets. Refer to Note 8, "Fair Value Measurements" for more information.
(4)Property and other (gains)/losses, net includes property and related business losses primarily associated with the destruction of our Durban, South Africa facility during general civil unrest in July 2021, net of insurance recovery.
(5)Pension settlement for the nine months ended March 31, 2022 relates to the purchase of a group annuity contract and transfer of pension plan assets and related benefit obligations. Refer to Note 10, "Components of Net Periodic Benefit Cost" for more information.
(6)Russia-Ukraine conflict impacts in the nine months ended March 31, 2023 include a pre-tax net gain on sale of Russian business of $215 million (refer to Note 3, "Restructuring and Other Related Activities, Net"), and incremental costs and restructuring incurred in connection with the conflict.
(7)Other includes restructuring expenses and fair value gains on economic hedges in the three and nine months ended March 31, 2023. For the three and nine months ended March 31, 2022, Other includes costs associated with the Bemis transaction.
(8)Net tax impact on items (1) through (7) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of March 31, 2023 and June 30, 2022 is as follows:

($ in millions)	March 31, 2023	June 30, 2022
Current portion of long-term debt	$13	$14
Short-term debt	196	136
Long-term debt, less current portion	6,804	6,340
Total debt	7,013	6,490
Less cash and cash equivalents	564	775
Net debt	$6,449	$5,715

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

    All guarantors fully, unconditionally, and irrevocably guarantee, on a joint and several basis, to each holder of the notes, the due and punctual payment of the principal of, and any premium and interest on, such note and all other amounts payable, when and as the same shall become due and payable, whether at stated maturity, by declaration of acceleration, call for redemption or otherwise, in accordance with the terms of the notes and related indenture. The obligations of the applicable guarantors under their guarantees will be limited as necessary to recognize certain defenses generally available to guarantors (including those that relate to fraudulent conveyance or transfer, voidable preference, financial assistance, corporate purpose, or similar laws) under applicable law. The guarantees will be unsecured and unsubordinated obligations of the guarantors and will rank equally with all existing and future unsecured and unsubordinated debt of each guarantor. None of our other subsidiaries guarantee these notes. The issuers and guarantors conduct large parts of their operations through other subsidiaries of Amcor plc.

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

Statement of Income for Obligor Group

($ in millions)	Nine Months Ended March 31, 2023
Net sales - external	$812
Net sales - to subsidiaries outside the Obligor Group	4
Total net sales	816

Gross profit	137

Net income	$(59)

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$(59)

Balance Sheets for Obligor Group

($ in millions)	March 31, 2023	June 30, 2022
Assets
Current assets - external	$777	$1,254
Current assets - due from subsidiaries outside the Obligor Group	94	83
Total current assets	871	1,337
Non-current assets - external	1,394	1,396
Non-current assets - due from subsidiaries outside the Obligor Group	9,535	10,978
Total non-current assets	10,929	12,374
Total assets	$11,800	$13,711
Liabilities
Current liabilities - external	$1,434	$2,014
Current liabilities - due to subsidiaries outside the Obligor Group	19	23
Total current liabilities	1,453	2,037
Non-current liabilities - external	6,922	6,456
Non-current liabilities - due to subsidiaries outside the Obligor Group	9,523	11,255
Total non-current liabilities	16,445	17,711
Total liabilities	$17,898	$19,748

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements."

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the year ended June 30, 2022. There have been no material changes in critical accounting estimates and judgments as of March 31, 2023 from those described in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

    On March 22, 2023, we redeemed Euro bonds of a principal amount of €300 million (equivalent to $322 million) at maturity. The redemption was funded with commercial paper. The notes carried an interest rate of 2.75%.

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

Overview

	Nine Months Ended March 31,
($ in millions)	2023	2022
Net cash provided by operating activities	$329	$589
Net cash used in investing activities	(149)	(383)
Net cash provided by/(used in) financing activities	(372)	52

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities decreased by $260 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The decrease in cash flow is primarily driven by higher working capital outflows in the current period and by lower net income after excluding a non-cash gain on the sale of our Russian business.

    Net Cash Used in Investing Activities

    Net cash used in investing activities decreased by $234 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The decrease is mainly driven by the disposal proceeds collected from the sale of the Russian business in the current period, partially offset by the acquisitions of DGPack s.r.o. and MDK Packaging Materials Co., Ltd, and additional investments in affiliated companies.

    Net Cash Provided by/(used in) Financing Activities

    Net cash from financing activities decreased by $424 million for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The change is primarily due to lower net debt drawdowns, partially offset by lower share buybacks in the current period as compared to the prior period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

    At the end of October 2022, we entered into two interest rate swap contracts for a total notional amount of $1.25 billion. Under the terms of the contracts, we will pay a weighted average fixed rate of interest of 4.53% and receive a variable rate of interest, based on compound overnight SOFR, from November 1, 2022, through June 30, 2023, settled monthly. In March 2023, we entered into another two interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, we will pay a weighted average fixed rate of interest of 3.88% and receive a variable rate of interest based on 1-month Term SOFR. The swaps are effective as of July 1, 2023, and mature on June 30, 2024. The interest rate swap contracts economically hedge the SOFR component of our forecasted commercial paper issuances.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of March 31, 2023, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of March 31, 2023 and June 30, 2022 was $6.4 billion and $5.7 billion, respectively.

Available Financing

    As of March 31, 2023, we had undrawn credit facilities available in the amount of $0.7 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. These facilities mature in April 2025 and April 2027, respectively, and the revolving tranches have two 12-month options available to management to extend the maturity date. Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million.

    As of March 31, 2023, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $3.1 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities).

Dividend Payments

    We declared and paid a $0.12 cash dividend per ordinary share during the first fiscal quarter that ended September 30, 2022, a $0.1225 cash dividend per ordinary share during the second fiscal quarter that ended December 31, 2022, and a $0.1225 cash dividend per ordinary share during the third fiscal quarter that ended March 31, 2023.

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

Share Repurchases

    On August 17, 2022, our Board of Directors approved a $400 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs"). Further, on February 7, 2023, our Board of Directors approved an additional buyback of up to $100 million of ordinary shares and/or CDIs in the following twelve months. During the nine months ended March 31, 2023, we repurchased approximately $200 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 18 million shares. The shares repurchased as part of the program were canceled upon repurchase.

    We had cash outflows of $221 million and $133 million for the purchase of our shares in the open market and using forward contracts to purchase our own equity during the nine months ended March 31, 2023 and 2022, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of March 31, 2023 and June 30, 2022, we held treasury shares at a cost of $14 million and $18 million, representing 1 million and 2 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three and nine months ended March 31, 2023. For additional information, refer to Note 8, "Fair Value Measurements," and Note 9, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    Share repurchase activity during the three months ended March 31, 2023 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
January 1 - 31, 2023	—	$—	—	$360
February 1 - 28, 2023	5,961	11.33	5,961	392
March 1 - 31, 2023	8,375	11.03	8,375	300
Total	14,336	$11.15	14,336

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

AMCOR PLC

Date	May 3, 2023	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	May 3, 2023	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)