Form 10-K
period 2023-06-30
Amcor plc
filed 2023-08-17
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

    Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

    The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed by reference to the closing price of such shares as of the last business day of the registrant’s most recently completed second quarter, was $17.3 billion.

    As of August 15, 2023, the Registrant had 1,448,493,870 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Amcor plc definitive Proxy Statement for its 2023 Annual Shareholder Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Amcor plc’s fiscal year end.

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
•an inability to expand our current business effectively through either organic growth, including product innovation, investments, or acquisitions;
•challenging current and future global economic conditions, including the Russia-Ukraine conflict and inflation;
•impacts of operating internationally;
•price fluctuations or shortages in the availability of raw materials, energy and other inputs, which could adversely affect our business;
•production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic volatility;
•pandemics, epidemics, or other disease outbreaks;
•an inability to attract and retain our global executive management team and our skilled workforce;
•costs and liabilities related to environment, health, and safety ("EHS") laws and regulations, as well as changes in the global climate;
•labor disputes and an inability to renew collective bargaining agreements at acceptable terms;
•risks related to climate change;
•cybersecurity risks, which could disrupt our operations or risk of loss of our sensitive business information;
•failures or disruptions in our information technology systems which could disrupt our operations, compromise customer, employee, supplier, and other data;
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
•increasing scrutiny and changing expectations from investors, customers, and governments with respect to our Environmental, Social, and Governance ("ESG") practices and commitments resulting in additional costs or exposure to additional risks;
•changing government regulations in environmental, health, and safety matters, including climate change; and
•changes in tax laws or changes in our geographic mix of earnings.

    Additional factors that could cause actual results to differ from those expected are discussed in this Annual Report on Form 10-K, including in the sections entitled "Item 1A. - Risk Factors" and "Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations," and in Amcor’s subsequent filings with the Securities and Exchange Commission.

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

Flexibles Segment

    Our Flexibles Segment develops and supplies flexible packaging globally. With approximately 35,000 employees at 166 significant manufacturing and support facilities in 37 countries as of June 30, 2023, the Flexibles Segment is one of the world's largest suppliers of plastic, aluminum, and fiber based flexible packaging. In fiscal year 2023, Flexibles accounted for approximately 76% of consolidated net sales.

Rigid Packaging Segment

    Our Rigid Packaging Segment manufactures rigid packaging containers and related products in the Americas. As of June 30, 2023, the Rigid Packaging Segment employed approximately 5,000 employees at 52 significant manufacturing and support facilities in 11 countries. In fiscal year 2023, Rigid Packaging accounted for approximately 24% of consolidated net sales.

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

    The major markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, sustainability, innovation, quality, and price. Competitors include AptarGroup, Inc., Ball Corporation, Berry Global Group, Inc, CCL Industries Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Huhtamaki Oyj, International Paper Company, Mayr-Melnhof Karton AG, O-I Glass, Inc., Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company, and WestRock Company, and a variety of privately held companies.

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

Raw Materials

    Polymer resins and films, paper, inks, solvents, adhesives, aluminum, and chemicals constitute the major raw materials we use. These are purchased from a variety of global industry sources, and we are not significantly dependent on any one supplier for our raw materials. While we have experienced industry-wide shortages of certain raw materials in the past, we have been able to manage supply disruptions by working closely with our suppliers and customers. Supply shortages, along with other factors, can lead and have in the past led to increased raw material price volatility. Increases in the price of raw materials are generally able to be passed on to customers through contractual price mechanisms over time and other means. We manage the risks associated with our supply chain and have generally been able to maintain adequate raw materials through relationship management, inventory management and evaluation of alternative sources when practical. For more information, see "Item 1A.

- Raw Materials — Price fluctuations or shortages in the availability of raw materials, energy and other inputs could adversely affect our business.”

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

Sustainability and Innovation

    Sustainability is comprehensively embedded across our business, from the investments we are making in packaging innovation and design, to our global collaboration strategy, to the work we undertake within our own operations and with our upstream and downstream partners to develop a more responsible packaging value chain.

    We believe there will always be a role for the primary packaging we produce to preserve food, beverages, and healthcare products, protect consumers, and promote brands. Consumers also want cost effective, convenient, and easy to use packaging with a reduced environmental footprint and a responsible end of life solution. We have identified a clear path to provide food, beverages, and healthcare products to people around the world in a more sustainable way and meet our sustainability ambitions and those of our customers, by focusing on three key elements of responsible packaging: product innovation, consumer participation, and waste management infrastructure. We believe our commitment to responsible packaging is integral to our success. Our responsible packaging solutions address both how the product is made, as well as what happens after the consumer uses it, offering a wide variety of options to advance sustainability while meeting our customers’ specific packaging needs.

    Innovation is central to Amcor’s approach to sustainability and we spend approximately $100 million a year on research and development ("R&D"), not including ongoing investment in incremental continuous improvements. We are highly regarded for our innovation capabilities and have more than 1,000 active patents, as well as a global network of Innovation Centers focused on bringing advanced packaging technologies and more sustainable material science to our markets around the world. We solve packaging challenges, developing differentiated products, services, and processes to protect our customers' products and fulfil the needs of the consumers who rely on them. Drawing on unrivaled heritage in design, science, and manufacturing, our more than 1,000 R&D professionals and engineers are constantly innovating across new materials, formats, functions, and technologies.

    We collaborate with like-minded partners, including customers and suppliers, in pursuit of innovative solutions to address some of the world’s most urgent challenges, including increasing recycling and reuse and reducing our environmental impacts. We also partner with non-governmental organizations, promising startups, and cross-industry initiatives and bodies. These partnerships enable us to learn, experience other perspectives, share our expertise, and expand our innovation. With our partners, we advocate for sound global design standards, better waste management infrastructure, and higher levels of consumer participation in recycling that will be required to develop a true circular economy for packaging.

    We believe that our environmental footprint goes well beyond the products we create. We also strive to continuously reduce the environmental impacts of our operations. For more than a decade, our EnviroAction program has helped us significantly improve how we manage energy, water, and waste in every one of our manufacturing locations. In January 2022, we further increased our efforts by committing to set science-based targets to reduce greenhouse gas emissions and achieve net zero emissions by 2050. These new commitments have been recognized by the Science Based Targets initiative (SBTi) and build on years of progress under our EnviroAction program. In June 2023, we took the next step forward in our science-based targets journey by submitting our proposed targets to the SBTi for review.

    With our global scale, deep industry experience, and strong capabilities, we believe that we are uniquely positioned to lead the way in the design and development of more sustainable packaging, and this is one of the most important growth opportunities for Amcor.

Governmental Laws and Regulations

    Our operations and the real property we own, or lease, are subject to broad governmental laws and regulations, including environmental laws and regulations by multiple jurisdictions. These laws and regulations pertain to employee health and safety, the discharge of certain materials into the environment, handling and disposition of waste, cleanup of contaminated soil and ground water, other rules to control pollution and manage natural resources, and other government regulations. We believe that we are in substantial compliance with applicable health and safety laws, environmental laws and regulations based on the execution of our Environmental, Health, and Safety Management System and regular audits of those processes and systems. However, we cannot predict with certainty that we will not, in the future, incur liability with respect to noncompliance with health and safety laws, environmental laws and regulations due to contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, or other broad government regulations which could be significant. In addition, these laws and regulations are constantly changing, and we cannot always anticipate these changes. Refer to Note 20, "Contingencies and Legal Proceedings," of the notes to consolidated financial statements for information about legal proceedings. For a more detailed description of the various laws and regulations that affect our business, see "Item 1A. - Risk Factors."

Seasonal Factors

    Our business and operations of each of the reportable segments is not seasonal to any material extent.
Historically, cash flow from operations has been lower in the first half of the fiscal year, and higher in the second half of the fiscal year, due to working capital management and the timing of certain cash payments made in the first half of the year, including incentive compensation.

Research and Development

    Refer to section "Sustainability and Innovation" within "Item 1. - Business" of this Annual Report on Form 10-K, and to Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements, for further information about our research and development activities, expenditures, and policies.

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

    As of June 30, 2023, we had approximately 41,000 employees, including part-time and temporary workers, worldwide, with approximately 30% located in North America, 30% located in Europe, 20% located in Latin America, and 20% located in the Asia Pacific region. Collective bargaining agreements cover approximately 45% of our workforce. As of June 30, 2023, approximately 3% of our employees were working under expired contracts and approximately 17% were covered under collective bargaining agreements that expire within one year.

Health and Safety

    Safety is a core value at Amcor. We take care of ourselves and each other, so everyone returns home safely every day. Across every level of our organization, we role model and recognize safe and responsible behavior as we strive to achieve an injury-free Amcor. All our facilities abide by global Environment, Health, and Safety ("EHS") standards for safety and environmental management. Our Board of Directors receives monthly reports on safety performance and compliance with our global EHS standards. During fiscal year 2023, we reduced the number of injuries by 31% and 69% of our sites were injury free.

Developing Talent

    At Amcor, we are dedicated to attracting, developing, engaging, and retaining the best talent to deliver our 'Winning Aspiration' and ensure a strong succession pipeline for the future. Our fiscal years 2023-2027 Human Capital Strategy is focused on ensuring that we have the right people in the right jobs at the right time to drive our growth agenda.

    Our approach to talent is guided by the understanding that by creating a truly differentiated, industry-leading pool of talent which can be deployed consistently across our business, we will better enable Amcor’s success. Amcor is dedicated to attracting, developing, engaging, and retaining the best talent and strengthening our succession pipeline for the future. We have a range of executive development, leadership training, education, and awareness programs to help employees progress across all functions and experience levels.

    We deploy systems and processes to ensure our people have clear goals and are empowered to achieve them. Through performance management, we align these goals to business targets, providing line of sight so each employee understands how they contribute to our success. Through formal reviews, performance coaching, and feedback, our leaders implement a rigorous cycle to foster talent.

Learning & Development

    We have implemented training and education programs to help our employees progress across functions and experience levels. Examples of these programs include a Leading to Outperform program ("LTO") to further advance high-potential talent, a Senior Leader Development program ("SLDP") focusing on developing strategic management skills and inclusive leadership.

    In fiscal year 2023, we introduced a new aspect to our Executive Development program ("EDP"). This annual program targets our most senior leaders and provides them an immersive experience in Strategy Development and leading Talent. For fiscal year 2023, we selected a handful of the organization's most high potential leaders and kicked off our EDP 2.0 experience where we seek to expand the participants' capabilities. In each of these programs, we partner with leading academic and executive education institutions from around the world.

    Recognizing the importance of the learning journey, our employees can also access our "Masterclass" program which delivers an annual series of executive education briefings on topics of functional excellence and business initiatives. Our focus this year has been on Accelerating Growth with showcase presentations from Marketing, R&D, Product Branding, and Innovation Leaders.

Diversity, Equity & Inclusion

    At Amcor, we’re committed to providing an inclusive environment that empowers us to achieve our full potential. Becoming THE leading global packaging company requires us to create a culture in which everyone feels encouraged to speak and compelled to listen.

    Amcor values the diverse experience, strengths, styles, nationalities, and cultures of all our people. Our diversity, equity and inclusion strategy is focused on three main areas: (1) building awareness through training and education to help our leaders be more inclusive, (2) diversifying our global talent pool by removing bias from talent attraction and development, and (3) by sharing best practices and learning across the organization.

    Amcor believes that with different perspectives come different solutions that enable us to win for our stakeholders. We are one global team in which everyone has a voice and can make a difference. With this in mind, we work to create a team environment that develops inclusive leaders, where we learn from our people, and where listening, trust, and respect are key behaviors that form the foundation of our interactions and foster mutual understanding.

    We focus on strengthening 'talent through diversity' and progress is reported to our Board annually. We continually review opportunities to strengthen our diversity transparency practices while adhering to privacy legislation in certain regions where we operate. The Board receives an annual report on our progress towards its diversity, equity, and inclusion efforts.

Engagement

    At Amcor, we believe strongly in Engagement being a key driver of performance and so we track the engagement of our employees in every region and across multiple dimensions, including against other global manufacturing companies through engagement surveys. Our engagement surveys provide employees with an opportunity to share anonymous and confidential feedback on a variety of topics and provide management with insight on areas we can focus on to improve our employees' experience and effect positive change.

Ethics

    Good corporate governance and transparency are fundamental to achieving our aspirations. Our employees are expected to act with integrity and objectivity and to always strive to enhance our reputation and performance.

    We maintain a Code of Business Conduct and Ethics Policy which is signed by every Amcor employee and provides our framework for making ethical business decisions. We provide targeted training across the globe to reinforce our commitment to ethics and drive adherence to the national laws in each country in which we operate.

Information about our Executive Officers

    The following sets forth the name, age, and business experience for at least the last five years of our executive officers. Unless otherwise indicated, positions shown are with Amcor.

Name (Age)	Positions Held	Period the Position was Held

Ronald Delia (52)	Managing Director and Chief Executive Officer	2015 to present
	Executive VP, Finance and Chief Financial Officer	2011 to 2015
	VP and General Manager, Amcor Rigid Packaging Latin America	2008 to 2011

Michael Casamento (52)	Executive VP, Finance and Chief Financial Officer	2015 to present
	VP, Corporate Finance	2014 to 2015

Susana Suarez Gonzalez (54)	Executive VP and Chief Human Resources Officer	2022 to present
	Executive VP, Chief Human Resources and Diversity & Inclusion Officer, International Flavors and Fragrances	2016 to 2022

Deborah Rasin (56)	Executive VP and General Counsel	2022 to present
	Senior VP, Chief Legal Officer and Secretary, Hill-Rom Holdings	2016 to 2022

Eric Roegner (53)	President, Amcor Rigid Packaging	2018 to present
	Executive Leadership Roles, Arconic, Inc. (f/k/a Alcoa Inc.)	2006 to 2018

Fred Stephan (58)	President, Amcor Flexibles North America	2019 to present
	President, Bemis North America	2017 to 2019
	Senior VP and General Manager of the Insulation Systems - Johns Manville	2011 to 2017

Ian Wilson (65)	Executive VP, Strategy and Development	2000 to present

Michael Zacka (56)	President, Amcor Flexibles Europe, Middle East and Africa	2021 to present
	President, Amcor Flexibles Asia Pacific and Chief Commercial Officer	2017 to 2021
	Tetra Pak Global Leadership Team	1996 to 2017

Available Information

    We are a large accelerated filer (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-2) and we are also an electronic filer. Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the SEC's website (http://www.sec.gov). We make available free of charge (other than an investor’s own Internet access charges) through the Investor Relations section of our website (http://www.amcor.com/investors), under "Financial Information" and then "SEC Filings," our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also obtain these reports by writing to us, Attention: Investor Relations, Amcor plc, Level 11, 60 City Road, Southbank, VIC, 3006, Australia. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. - Risk Factors

    The following factors, as well as factors described elsewhere in this Annual Report on Form 10-K, or in other filings by us with the Securities and Exchange Commission, could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Strategic Risks

Changes in Consumer Demand — We are exposed to changes in consumer demand patterns and customer requirements in numerous industries.

    Sales of our products and services depend heavily on the volume of sales made by our customers to consumers. Alternative consumer preferences for products in the industries that we serve or the packaging formats in which such products are delivered, whether as a result of changes in cost, economic environments, regulatory developments (including end user taxes), convenience or health, environmental, and social concerns, and perceptions, such as pressure to reduce packaging waste and the use of petrochemical components, may result in a decline in the demand for certain of our products or the obsolescence of some of our existing products. Any new products we produce may fail to meet sales or margin expectations due to various factors, including our or our customers' inability to accurately predict customer demand, end user preferences or movements in industry standards, or to develop products that meet consumer demand in a timely and cost-effective manner.

    Changing preferences for products and packaging formats may result in increased demand for other products we produce. However, if changing preferences are not offset by demand for new or alternative products, changes in consumer preferences could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Key Customers and Customer Consolidation — The loss of key customers, a reduction in their production requirements or consolidation among key customers could have a significant adverse impact on our sales revenue and profitability.

    Relationships with our customers are fundamental to our success, particularly given the nature of the packaging industry and other supply choices available to customers. While we do not have a single customer accounting for more than 10% of our net sales, customer concentration can be more pronounced within certain businesses. Consequently, the loss of any of our key customers or any significant reduction in their production requirements, or an adverse change in the terms of our supply agreements with them, could reduce our sales revenue and net profit. In addition, acts of war and terrorism can impact local demand for our products. Although we have been largely successful in retaining customer relationships in the past, there is no assurance that existing customer relationships will be renewed at existing volume, product mix, or price levels, or at all.

    Customers with operations subject to physical risks, including those caused by climate change, may relocate production to less affected areas, which could be beyond the range of Amcor's production sites. Supplying such relocated facilities may lead to additional costs. New regulations can also affect our relationships with customers. Any loss, change, or other adverse event related to our key customer relationships could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

    Furthermore, in recent years, some of our customers have acquired companies with similar or complementary product lines. This consolidation has increased the concentration of our business with these customers. Such consolidation may be accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the acquired company. While we have generally been successful in managing customer consolidations, increased pricing pressures from our customers could have a material adverse effect on our results of operations.

Competition — We face significant competition in the industries and regions in which we operate, which could adversely affect our business.

    We operate in highly competitive geographies and end use areas, each with varying barriers to entry, industry structures, and competitive behavior. We regularly bid for new and continuing business in the industries and regions in which we operate, and we continually adapt to changes in consumer demand. While we cannot predict with certainty the changes that may impact our competitiveness, the main methods of competition in the general packaging industry include price, innovation, sustainability, service, and quality.

    The loss of business from our larger customers, or the renewal of business on less favorable terms, may have a significant impact on our operating results. Additionally, our competitors may develop disruptive technologies or other technological innovations that could increase their ability to compete for our current or potential customers. We cannot guarantee that the actions of established or potential competitors will not materially adversely affect our ability to implement our plans and our business, financial condition, results of operations, or cash flows.

Expanding Our Current Business — We may be unable to expand our current business effectively through either organic growth, including product innovation, investments, or acquisitions.

    Our business strategy includes both organic expansion of our existing operations, particularly through efforts to strengthen and expand relationships with customers in emerging markets, product innovation (including to address changes in the industry or regulatory environments) and expansion through investments and acquisitions. However, we may not be able to execute our strategy effectively for reasons within and outside our control. Our ability to grow organically may be limited by, among other things, extensive saturation in the locations in which we operate or a change or reduction in our customers’ growth plans due to changing economic conditions, strategic priorities, or otherwise. For many of our businesses, organic growth depends on product innovation, new product development, and timely responses to changing consumer demands and preferences. Consequently, failure to develop new or improved products in response to changing consumer preferences in a timely manner may hinder our growth potential, impact our competitive position, and adversely affect our business and results of operations.

    Additionally, over the past decade, we have pursued growth through acquisitions, and there can be no assurance that we will be able to identify suitable acquisition targets in the right geographic regions and with the right participation strategy in the future, or to complete such acquisitions on acceptable terms or at all. If we are unable to identify acquisition targets that meet our investment criteria and close such transactions on acceptable terms, our potential for growth by way of acquisition may be restricted, which could have a material adverse effect on the achievement of our strategy and the resulting expected financial benefits.

    We have also invested in companies which we do not control through our corporate venturing function. Our investment partners or other parties that hold the remaining ownership interests in companies we do not control may not have interests that are aligned with our goals. We have recognized impairment losses in the past in connection with our investments and we may be required to do so again in the future.

    We also may face challenges in integrating acquisitions with our existing operations. These challenges could include difficulties in integrating or consolidating business processes and systems, as well as challenges in integrating business cultures, which may result in synergies from acquisitions not being fully realized or taking longer to realize than expected or incurring additional costs to do so. Further, in pursuing growth through acquisitions, we face additional risks common with an acquisition strategy, including failure to identify significant contingencies or legal liabilities in the due diligence process, diversion of management's attention from existing business, and interruptions to normal business operations resulting from the process of integrating operations.

Operational Risks

Global Economic Conditions — Challenging current and future global economic conditions, including the Russia-Ukraine conflict and inflation, have had, and may continue to have, a negative impact on our business operations and financial results.

    Demand for our products and services depends on consumer demand for our packaging products, including packaged food, beverages, healthcare, personal care, agribusiness, industrial, and other consumer goods. Geopolitical events, such as increased trade barriers or restrictions on global trade, political, financial, or social instability, wars, civil or social unrest, natural disasters, or health crises, could result in general economic downturns, such as a recession or economic slowdown, and could adversely affect our business operations and financial results.

    Current global economic challenges, including the Russia-Ukraine conflict and relatively high inflation, may continue to put pressure on our business. For example, in advance of the Russia-Ukraine conflict, we proactively suspended operations at our small manufacturing site in Ukraine. We also operated three manufacturing facilities in Russia ("Russian business") until their sale on December 23, 2022. We are investing $110 million to $130 million of the sale proceeds from the Russian business in various cost saving initiatives to partially offset divested earnings from the Russian business. Future unrest in other regions where we operate, and political developments could have a material impact on our financial condition.

    When challenging economic conditions exist, our customers may delay, decrease, or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and we may have difficulty getting our products to customers, which may affect our ability to meet customer demands and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. Although we take measures to mitigate the impact of inflation, including through pricing actions and productivity programs, if these actions are not effective, our cash flow, financial condition, and results of operations could be materially and adversely impacted. In addition, there could be a time lag between recognizing the benefit of our mitigating actions and the impact of inflation and there is no guarantee that our mitigating measures will fully offset the impact of inflation.

International Operations — Our international operations subject us to various risks that could adversely affect our business operations and financial results.

    We have operations throughout the world, including facilities in emerging markets. In fiscal year 2023, approximately 74% of our sales revenue came from developed markets and 26% came from emerging markets. We expect to continue to expand our operations in the future, including in the emerging markets.

    Managing global operations is complex, particularly due to substantial differences in the cultural, political, and regulatory environments of the countries where we operate. In addition, many countries where we have operations, including Argentina, Brazil, China, Colombia, India, and Peru, have developing legal, regulatory, or political systems, that are dynamic and subject to change.

The profitability of our operations may be adversely impacted by, among other things:
•changes in applicable fiscal or regulatory regimes;
•changes in, or difficulties in interpreting and complying with, local laws, sanctions, and regulations, including tax, labor, foreign investment, and foreign exchange control laws;
•nullification, modification, or renegotiation of, or difficulties or delays in enforcing contracts with clients or joint venture partners that are subject to local law;
•reversal of current political, judicial, or administrative policies encouraging foreign investment or foreign trade, or related to the use of local agents, representatives, or partners in relevant jurisdictions;
•trade restrictions, and quotas;
•wars, acts of terrorism, social and ethnic unrest, and geopolitical events;
•pandemics and other health crises impacting different regions of the world unequally;
•difficulties associated with expatriating or repatriating cash generated or held abroad; and
•changes in exchange rates and inflation, including hyperinflation.

    Furthermore, prolonged periods of economic, legal, regulatory, or political instability in the emerging markets where we operate could have a material adverse effect on our business, cash flow, financial condition, and results of operations.

    The conflict between Russia and Ukraine has negatively impacted the global economy and led to various economic sanctions being imposed by the U.S., the European Union, the United Kingdom, and other countries against Russia. It is not possible to predict the broader or longer-term consequences of this conflict. Continued escalation of geopolitical tensions related to the conflict could result in the loss of property, supply chain disruptions, significant inflationary pressure on raw material prices and cost and supply of other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns given regional shortages of food ingredients and other factors, credit and capital market disruption which could impact our ability to obtain financing, increase in interest rates, and adverse foreign exchange impacts. These broader consequences could have a material adverse effect on our business, cash flow, financial condition, and results of operations.

    Our international operations involve limited sales to entities located in countries subject to economic sanctions administered by the U.S. Office of Foreign Assets Control, the U.S. Department of State, and Trade and other applicable national and supranational organizations (collectively, "Sanctions"). We also operate in certain countries that are occasionally subject to Sanctions, which require us to maintain internal processes and control procedures. Failure to do so could result in breach by our employees of various laws and regulations, including those relating to money laundering, corruption, export control, fraud, bribery, insider trading, antitrust, competition, and economic sanctions, whether due to a lack of integrity or awareness or otherwise. Any such breach could result in sanctions (including fines and penalties) and could have a material adverse effect on our financial condition and reputation.

Raw Materials — Price fluctuations or shortages in the availability of raw materials, energy and other inputs could adversely affect our business.

    As a manufacturer of packaging products, our sales and profitability are dependent on the availability and cost of raw materials, labor, and other inputs, including energy. All of the raw materials we use are purchased from third parties, and our primary inputs include polymer resins and films, paper, inks, solvents, adhesive, aluminum, and chemicals. Prices for these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions (including inflation), currency and commodity price fluctuations, resource availability and other supply chain challenges, transportation costs, geopolitical risks (including war such as the Russia-Ukraine conflict), pandemics and other health crises, an increase in the demand for products manufactured from recycled materials, weather conditions and natural disasters, greenhouse gas emissions and other sustainability related regulations, and other factors impacting supply and demand pressures. For example, in fiscal year 2023, energy prices for oil and natural gas have been volatile in Europe (mainly due to the Russia-Ukraine conflict) and may continue to fluctuate in the future.

    Additionally, changes in international trade policy in the countries in which we operate could materially impact the cost and supply of raw materials as duties are assessed on raw materials used in our production process and the global supply of key raw materials is disrupted. For example, in 2018, the U.S. government imposed a 10% tariff on all aluminum imports into the United States from China and in March 2023, the U.S. Department of Commerce preliminarily determined that imports of aluminum from Thailand and South Korea are circumventing the duties on aluminum from China which could result in retroactive duties on purchases for which we are the importer of record which could have an adverse effect on our business, financial condition, results of operations, or cash flows.

    While we have largely been able to successfully manage through these supply disruptions and related price volatility, there is no assurance that we will be able to successfully navigate ongoing and future disruptions. Increases in costs and disruptions in supply can have a material adverse effect on our business and financial results. We seek to mitigate these risks through various strategies, including entering into contracts with certain customers that permit price adjustments to reflect increased raw material and other costs or by otherwise seeking to increase our prices to offset increases in raw material and other costs and seeking alternative sources of supply for key raw materials. However, there is no guarantee that we will be able to anticipate or mitigate commodity and input price movements or supply disruptions. In addition, there may be delays in adjusting prices to correspond with underlying raw material costs and corresponding impacts on our working capital and level of indebtedness and any failure to anticipate or mitigate against such movements could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Commercial Risks — We are subject to production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic volatility.

    We face a number of commercial risks, including (i) operational disruption, such as mechanical or technological failures or forced closures due to war (such as the Russia-Ukraine conflict) or health crises, each of which could lead to production loss and/or increased costs, (ii) shortages in manufacturing inputs due to the loss of key suppliers or their inability to supply inputs, and (iii) risks associated with development projects (such as cost overruns and delays).

    Supply or workforce shortages, fluctuations in freight costs, limitations on shipping capacity, or other disruptions in our supply chain, including sourcing materials from a single supplier or those that may occur related to war, natural disasters, or health crises, could affect our ability to obtain timely delivery of raw materials, equipment, and other supplies, and in turn, adversely impact our ability to supply products to our customers. Additionally, climate change could have negative effects on agricultural productivity, leading customers to face both availability and price challenges with agricultural commodities, which may impact the demand for our products. For example, in fiscal year 2023, adverse weather conditions in the United States reduced cattle herds, leading to a rise in meat prices, which ultimately contributed to lower meat packaging sales volumes. We cannot predict the potential magnitude of these commercial risks on our business, financial condition, results of operations, or cash flows.

    Additionally, the insolvency of, or contractual default by, any of our customers, suppliers, and financial institutions, such as banks and insurance providers, may have a material adverse effect on our operations and financial condition. Such risks are exacerbated in times of economic volatility (such as economic volatility caused by the Russia-Ukraine conflict), either globally or in the geographies and industries in which our customers operate. If a counterparty defaults on a payment obligation to us, we may be unable to collect the amounts owed, and some or all of these outstanding amounts may need to be written off. If a counterparty becomes insolvent or is otherwise unable to meet its obligations in connection with a particular project, we may need to find a replacement to fulfill that party’s obligations or, alternatively, fulfill those obligations ourselves, which is likely to be more expensive. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations, or cash flows, which may result in a competitive disadvantage.

Health Crises — Our business and operations may be adversely affected by pandemics, epidemics, or other disease outbreaks.

    Our business and financial results may be negatively impacted by outbreaks of contagious diseases, including COVID-19. Health crises have in the past and could in the future result in supply chain disruptions due to the temporary closure of our facilities, the facilities of our suppliers, or other suppliers in our supply chain, the shut-down of customers’ operations, volatility in raw material costs, and labor shortages and may have broader global economic or geopolitical implications. For example, the Chinese government imposed sporadic COVID-19 related lockdowns in the first half of fiscal year 2023, which resulted in lower demand for our products and also impacted global supply chains. While we have established protocols to manage these potential impacts, the extent to which health crises may impact our business and operations is unknown and the effect on our business, financial condition, results of operations, or cash flows could be material.

Attracting and Retaining Skilled Workforce — If we are unable to attract and retain our global executive management team and our skilled workforce, we may be adversely affected.

    Our continued success depends on our ability to identify, attract, develop, and retain skilled and diverse personnel in our global executive management team and our operations. We focus on our talent acquisition processes, as well as our onboarding and talent and leadership programs, to ensure that our key new hires and skilled personnel’s efficiency and effectiveness align with Amcor’s values and ways of working. However, any failure to successfully transition key new hires and retain our skilled personnel in our global executive management team and in any of our operations could impact our ability to execute on our strategic plans, make it difficult to meet our performance objectives, and be disruptive to our business.

    We are also impacted by regional labor shortages, inflationary pressures on wages, a competitive labor market, and changing demographics. While we have been successful to date in responding to regional labor shortages and maintaining plans for continuity of succession, there can be no assurance that we will be able to manage future labor shortages or recruit, develop, assimilate, motivate, and retain employees in the future who actively promote and meet the standards of our culture.

Operational EHS Risks — We are subject to costs and liabilities related to environment, health and safety ("EHS") laws and regulations, as well as changes in the global climate, that could adversely affect our business.

    We are required to comply with EHS laws, rules, and regulations in each of the countries in which we operate and do business. Additionally, many of our products come into contact with healthcare products and food and beverages they package and therefore, we are also subject to certain local and international standards related to such products. Compliance with these laws and regulations can require a significant expenditure of financial and employee resources.

    Federal, state, provincial, and local laws and requirements pertaining to workplace health and safety conditions are significant factors in our business to assure our people at all locations are able to go home safely every day. Changes to these laws and requirements may result in additional costs and actions across the affected country and/or region. Various government agencies may promulgate new or modified legislation and implement special emphasis programs and enforcement actions that could impact specific Amcor operations covered by the respective program.

    Federal, state, provincial, foreign, and local environmental requirements relating to air, soil, and water quality, handling, discharge, storage, and disposal of a variety of substances, and climate change are also significant factors in our business, and changes to such requirements generally result in an increase to our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third-party at various facilities we own, used, or operate (including facilities that may be acquired by us in the future). Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditure.

    We have incurred in the past and may incur in the future, fines, penalties, and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values, and toxic tort claims. Provisions are raised when it is considered probable that we have some liability, and the amount can be reasonably estimated. However, because the extent of potential environmental damage and the extent of our liability for such damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently provisioned amount. Accordingly, additional charges could be incurred that would have an adverse effect on our operating results and financial position, which may be material.

    The effects of climate change and greenhouse gas effects may adversely affect our business. A number of governmental bodies have introduced, or are contemplating introducing, regulatory changes to address the impacts of climate change, which, where implemented, may have material adverse impacts on our operations or financial results.

Labor Disputes — Our business could be adversely affected by labor disputes and an inability to renew collective bargaining agreements at acceptable terms.

    Approximately 45% of our employees are covered by collective bargaining agreements. Although we have not experienced any significant labor disputes in recent years, we have experienced isolated work stoppages from time to time. We may experience labor disputes in the future, including protests and strikes, which could disrupt our business operations and have an adverse effect on our business and results of operation. We may also be unable to renegotiate collective bargaining agreements at acceptable terms. Although we consider our relations with our employees to be good, we may be unable to maintain a satisfactory working relationship with our employees in the future. We may also be adversely affected by strikes and other labor disputes by the employees of our suppliers, customers, and other parties.

Climate Change - Our business is subject to risks related to climate change which could negatively impact our business operations and financial results.

    Climate change may have a progressively adverse impact on our business and those of our customers, suppliers, and partners. Many of the geographic areas where our production is located and where we conduct business may be affected by natural disasters, including snowstorms, extreme heat, hurricanes, flooding, forest fires, deforestation, loss of biodiversity, earthquakes, and drought. Such events may have a physical impact on our facilities, workforce, inventory, suppliers, and equipment and any unplanned downtime at any of our facilities could result in unabsorbed costs that could negatively impact our results of operations. Additionally, climate change may result in higher insurance premiums or the inability to insure certain risks.

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

    Increased cyber-attacks, including computer viruses, ransomware, unauthorized access attempts, phishing, hacking, and other types of attacks pose a risk to the security and availability of our information technology systems, including those provided by third parties. In addition to those traditional attacks, we face threats from sophisticated nation-state and nation-state-supported actors who engage in attacks, including advanced persistent threat intrusions. We have experienced and expect to continue to experience actual and attempted cyber-attacks on our information technology systems by threat parties of all types (including nation-states, criminal enterprises, individuals, or advanced persistent threat groups). Geopolitical turmoil, including as a result of the Russia-Ukraine conflict, evolution, scope, and sophistication of cyber-attacks, accessibility of our data by third parties through interconnected networks, and an increase in work-from-home arrangements heighten the risk of cyber-attacks. We have operational safeguards in place to detect and prevent cyber-attacks, such as employee training, monitoring of our networks and systems, ensuring strong data protection standards, and maintaining and upgrading security systems but it is virtually impossible to entirely eliminate this risk. To date, we have not experienced any significant impacts. However, our safeguards may not always be able to prevent a cyber-attack from impacting our systems or successfully execute our business recovery protocol, which could have a material impact on our business, financial condition, results of operations, or cash flows. In addition, our customers, suppliers, and third-party service providers are susceptible to cyber-attacks and disruption to their information technology systems, which could result in reduced demand for our products or limit our ability to supply our products.

    We also maintain and have access to sensitive, confidential, or personal data or information that is subject to privacy and security laws, regulations, and customer controls. Data privacy laws and regulations continue to evolve and impose more complex and stringent requirements especially in the U.S., Europe, and China, which increases the complexity of our processes and associated costs. Despite our efforts to protect such information and to comply with privacy and data protection laws and regulations, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, cyber-attacks, misplaced or lost data, and programming and/or user errors that could lead to the compromising of sensitive, confidential, or personal data or information, the improper use of our systems and networks, and the manipulation and destruction of data. Information system damages, disruptions, shutdowns, or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, violation of privacy laws and legal liability, regulatory fines, penalties or intervention, negative publicity resulting in reputational damage, reimbursement or compensatory payments, and other costs, any of which could have an adverse effect on our business, financial condition, results of operations, or cash flows, which affect may be material and result in a competitive disadvantage. Although we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, and services remain potentially vulnerable to advanced and persistent threats.

Information Technology — A failure or disruption in our information technology systems could disrupt our operations, compromise customer, employee, supplier, and other data, and could negatively affect our business.

    We rely on the successful and uninterrupted functioning of our information technology and control systems to securely manage operations and various business functions, and on various technologies to process, store, and report information about our business, and to interact with customers, suppliers, and employees around the world. In addition, our information systems rely on internal information technology systems and third-party systems, including cloud solutions, which require different security measures. These measures cover technical changes to our network security, organization, and governance changes as well as alignment of third-party suppliers on market standards. As with all information technology systems, our systems may be susceptible to damage, disruption, information loss, or shutdown due to a variety of factors including power outages, failures during the process of upgrading or replacing software, hardware failures, cyber-attacks (e.g., phishing, ransomware, computer viruses), natural disasters, telecommunications failures, user errors, unauthorized access, and malicious or accidental destruction, or catastrophic events. While we have established and regularly test our business disaster recovery plan, there is no guarantee that it will resolve issues resulting from those disruptions in a timely manner. We may suffer material adverse effects on our business, financial condition, results of operations, and cash flows.

Financial Risks

Interest Rates — Rising interest rates increase our borrowing costs on our variable rate indebtedness and could have other negative impacts.

     As of June 30, 2023, approximately 30% of our indebtedness was subject to variable interest rates. When interest rates increase, our debt service obligations on our variable rate indebtedness increase even when the amount borrowed remains the same. Higher inflation, especially in Europe and the United States, has led central banks to rapidly raise interest rates throughout fiscal year 2023 to dampen inflation. These increases in interest rates will directly impact the amount of interest we pay on our variable rate obligations and continued or sustained increases in interest rates could negatively impact our business, financial condition, results of operations, or cash flow. Furthermore, sustained or continued increases in interest rates could increase the costs of obtaining new debt and refinancing existing fixed rate as well as variable rate indebtedness.

    We manage exposure to interest rates by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, entering into various derivative instruments. However, if our derivative instruments are not effective in mitigating our interest rate risk, if we are under-hedged, or if a hedge provider defaults on their obligations under hedging arrangements, it could have a material adverse impact on our business, financial condition, results of operations, or cash flow.

    In addition, continued increases in rising interest rates could reduce the attractiveness of cash management programs we use, such as customer and supply chain finance programs, which could negatively impact our cash and working capital and increase our borrowings. Refer to Note 14, "Debt," of the notes to consolidated financial statements for information about our variable rate borrowings. Also refer to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk," including interest rate risk, in this Annual Report on Form 10-K.

Indebtedness and Credit Rating — A significant increase in our indebtedness or a downgrade in our credit rating could reduce our operating flexibility and increase our borrowing costs and negatively affect our financial condition and results of operations.

    As of June 30, 2023, we had $6.7 billion of debt outstanding and a $1.3 billion of a $3.8 billion revolving credit facility undrawn and we are not restricted in incurring, and may incur, additional indebtedness in the future. Our ability to pay interest and repay the principal of our indebtedness is dependent on our ability to generate sufficient cash flows, which is dependent, in part, on prevailing economic and competitive conditions and certain legislative, regulatory, and other factors beyond our control. If we are unable to maintain sufficient cash flows from operations to meet our debt commitments, our financial condition and results of operations are likely to be materially adversely impacted.

    We use cash provided by operations, commercial paper issuances, bank term loans, committed and uncommitted revolving credit facilities, debt issuances, and equity issuances to meet our funding needs. Credit rating agencies rate our debt securities on many factors, including our financial results, their view of the general outlook for our industry, and their view of the general outlook for the global economy. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt. Actions taken by the rating agencies include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for a possible future downgrade. If rating agencies downgrade our credit rating, place us on a watch list, or if there are adverse market conditions, including disruptions in the commercial paper market, the impacts could include reduced access to commercial paper, credit, and capital markets, an increase in the cost of our borrowings or the fees associated with our bank credit facility, or an increase in the credit spread incurred when issuing debt in the capital markets. Refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources," of this Annual Report on Form 10-K for more information on our credit rating profile.

    In addition, a significant number of our operating subsidiaries are not guarantors of our indebtedness. In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves, or otherwise winds up, the assets of such subsidiary will be used to satisfy the claims of its creditors. The non-guarantor subsidiaries have no direct obligations in respect of our indebtedness, and therefore, a direct claim against any non-guarantor subsidiary and any claims to enforce payment on our indebtedness will be structurally subordinated to all of the claims of the creditors of our non-guarantor subsidiaries.

Exchange Rates — We are exposed to foreign exchange rate risk.

    We are subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our reported cash flow, financial condition, and results of operations. Transactional foreign exchange exposures are associated with transactions in currencies other than the entity's functional currency. Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of entity functional currencies to U.S. dollars, our reporting currency, and may affect the reported value of our assets and liabilities and our income and expenses. In particular, our translational exposure may be impacted by movements in the exchange rate between the Euro, the United Kingdom Pound Sterling, the Swiss Franc, the Australian Dollar, the Chinese Yuan, and the Brazilian Real against the U.S. dollar. Refer to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk," including foreign exchange risk, in this Annual Report on Form 10-K.

    Exchange rates between transactional currencies may change rapidly due to a variety of factors. In addition, we have recognized foreign exchange losses related to the currency devaluation in Argentina and its designation as a highly inflationary economy under U.S. GAAP. Refer to Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements in this Annual Report on Form 10-K for further information regarding highly inflationary accounting.

    To the extent currency devaluation occurs across our business, we are likely to experience a lag in the timing to pass through U.S. dollar-denominated input costs across our business, which would adversely impact our margins and profitability. As such, we may be exposed to future exchange rate fluctuations, and such fluctuations could have a material adverse effect on our reported cash flow, financial condition, and results of operations. Our Board of Directors has approved a hedging policy to limit and manage the risk of such foreign exchange fluctuations, however, if our hedges are not effective in mitigating our foreign currency risks, if we are under-hedged, or if a hedge provider defaults on their obligations under hedging arrangements, it could have a material adverse impact on our reported cash flow, financial condition, and results of operations.

Goodwill and Other Intangible Assets — A significant write-down of goodwill and/or other intangible assets would have a material adverse effect on our reported results of operations and financial position.

    As of June 30, 2023, we had $6.9 billion of goodwill and other intangible assets. We review our goodwill balance for impairment at least once a year and whenever events or a change in circumstances indicate that an impairment may have occurred using the appropriate business valuation methods in accordance with current accounting standards. Future changes in the cost of capital, market multiples, market growth, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge in our results of operations to reduce the value of these assets to their fair value. Furthermore, if we make changes to our business strategy or if external conditions, such as the interest rates due to higher inflation, adversely affect our business operations, we could be required to record an impairment charge for goodwill and/or intangible assets, which could have a material adverse effect on our business, financial condition, and results of operations. We have identified the valuation of goodwill and other intangible assets as a critical accounting estimate. Refer to

"Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Estimates and Judgments," of this Annual Report on Form 10-K.

Internal Controls — If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results which may adversely affect investor confidence and adversely impact our stock price.

    We have been subject to the requirements of Section 404 of the Sarbanes-Oxley Act ("SOX") since fiscal year 2020. Management is responsible for establishing and maintaining adequate internal controls over financial reporting and while they meet the standards set forth in SOX, our internal control over financial reporting may not prevent or detect misstatements, as any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance against misstatement. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties, or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could lead to adverse effect on our operations, loss of investor confidence, and a negative impact on the trading price of our common stock.

Insurance — Our insurance policies, including our use of a captive insurance company, may not provide adequate protection against all of the risks we face.

    We seek protection from a number of our key operational risk exposures through the purchase of insurance. A significant portion of our insurance is placed in the insurance market with third-party reinsurers. Our policies with such third-party reinsurers cover a variety of risk exposures, including property damage and business interruption. Although we believe the coverage provided by such policies is consistent with industry practice, the insurance coverage does not insure us against all risks in our operations or all claims we may receive and there is no guarantee that any claims made under such policies will ultimately be paid or that we will be able to maintain such insurance at acceptable premium cost levels in the future.

    Additionally, we retain a portion of our insurable risk through a captive insurance company, Amcor Insurances Pte Ltd, which is located in Singapore. Our captive insurance company collects annual premiums from our business groups and assumes specific risks relating to various risk exposures, including property damage. The captive insurance company may be required to make payments for insurance claims that exceed the captive's reserves, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Legal and Compliance Risks

Intellectual Property — Our inability to defend our intellectual property rights or intellectual property infringement claims against us could have an adverse impact on our ability to compete effectively.

    Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a number of patents on our products, aspects of our products, methods of use and/or methods of manufacturing, and we own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products. We also rely on trade secrets, know-how, and other unpatented proprietary technology. If we are unable to detect the infringement of our intellectual property or to enforce our intellectual property rights, our competitive position may suffer. The unauthorized use of our intellectual property by someone else could reduce certain of our competitive advantages, cause us to lose sales, or otherwise harm our business.

    We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright, and trade secret laws of the countries in which we operate, as well as non-disclosure agreements. However, it may be possible for a third-party to obtain our information without authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. Our pending patent applications and our pending trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademarks. Our competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. In addition, our patents, trademarks, and other intellectual property rights may not provide us with a significant competitive advantage. Furthermore, many of the countries in which we operate, particularly emerging markets, do not have intellectual property laws that protect proprietary rights as fully as the laws of more developed jurisdictions, such as the United States and the European Union. The costs associated with protecting our intellectual property rights could also adversely impact our business.

    Similarly, while we have not received any significant claims from third parties suggesting that we may be infringing on their intellectual property rights, there can be no assurance that we will not receive such claims in the future. If we were held liable for a claim of infringement, we could be required to pay damages, obtain licenses, or cease making or selling certain products. Intellectual property litigation, which could result in substantial costs to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all. Failure to protect our patents, trademarks, and other intellectual property rights could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Litigation — Litigation, including product liability claims, or regulatory developments could adversely affect our business operations, and financial performance.

    We are, and in the future will likely become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings that arise in the ordinary course of our business, including product liability claims, which may lead to financial or reputational damages. Given our global footprint, we are exposed to more uncertainty regarding the regulatory environment. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. In addition, actions or decisions we have taken or may take, as a consequence of the Russia-Ukraine conflict, may result in legal claims or litigation against us. See "Item 3. - Legal Proceedings" of this Annual Report on Form 10-K.

Environmental, Social and Governance ("ESG") Practices — Increasing scrutiny and changing expectations from investors, customers, and governments with respect to our ESG practices and commitments may impose additional costs on us or expose us to additional risks.

    There is an increased scrutiny from shareholders, customers, and governments on corporate ESG practices. Our commitment to sustainability and ESG practices remains at the core of our business, and we have established related goals and targets. For example, we have announced our commitment to science-based targets initiative (“SBTi”) and to achieve net zero GHG emissions by 2050. We are working with the SBTi to formalize our science-based targets as part of our plan to achieve net zero. However, our ESG practices may not meet the standards of all of our stakeholders, and advocacy groups may campaign for further changes. Many of our large, global customers are also committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to support our customers in achieving these reductions, customers may seek out competitors who are better able to support such reductions. A failure, or perceived failure, to respond to expectations of all parties, including with meeting our own climate-related and other ESG target ambitions, could cause harm to our business and reputation and have a negative impact on the trading price of our common stock.

    New government regulations could also result in new or more stringent forms of ESG oversight and disclosures which may result in increased expenditures for environmental controls, new taxes on the products we produce and significantly increase our compliance costs to meet new disclosure requirements, especially if they are inconsistent or fragmented across different jurisdictions. For example, the Corporate Sustainability Reporting Directive in the European Union and proposed SEC rules on climate-change disclosures may significantly increase our compliance costs.

Environmental, Health, and Safety regulations — Changing government regulations in environmental, health, and safety matters, including climate change, may adversely affect our company.

    Numerous legislative and regulatory initiatives have been passed and anticipated in response to concerns about greenhouse gas emissions and climate change. We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products. Increased environmental legislation or regulation, including regulations related to extended producer responsibility ("EPR"), could result in higher costs for us in the form of higher raw material cost, increased energy and freight costs, and new taxes on packaging products or result in reduced demand. It is possible that certain materials might cease to be permitted to be used in our processes. Government bans of, or restrictions on, certain materials or packaging formats may close off markets to Amcor's business.

    In addition, changes to environmental, health and safety laws, regulations and standards are made or proposed regularly, and some of the proposals, if adopted, might, directly or indirectly, result in a material reduction in the operating results of one or more of our operating units. For instance, an increase in legislation with respect to litter related to plastic packaging or related recycling programs may cause legislators in some countries and regions in which our products are sold to consider banning or limiting certain packaging formats or materials, or applying taxes or fees on some types of our products.

    Additionally, increased regulation of emissions linked to climate change, including greenhouse gas emissions and other climate-related regulations, could potentially increase the cost of our operations due to increased costs of compliance (which may not be recoverable through adjustment of prices), increased cost of fossil fuel-based inputs and increased cost of energy intensive raw material inputs. However, any such changes are uncertain, and we cannot predict the amount of additional capital expenses or operating expenses that would be necessary for compliance.

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

    A significant portion of our assets is located outside of the United States and several of our directors and officers are citizens or residents of jurisdictions outside of the United States. As a result, it may be difficult for investors to successfully serve a claim within the United States upon those non-U.S. directors and officers, or to enforce judgments realized in the United States.

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

Item 1B. - Unresolved Staff Comments

    None.

Item 2. - Properties

    We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. Our manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The breakdown of our significant manufacturing and support facilities at June 30, 2023, were as follows:

Flexibles Segment

    This segment has 166 significant manufacturing and support facilities located in 37 countries, of which 114 are owned directly by us and 52 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 36 years and have one or more renewal options.

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

PART II

Item 5. - Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our ordinary shares are traded on the New York Stock Exchange (the "NYSE") under the symbol AMCR, and our CHESS Depositary Instruments ("CDIs") are traded on the Australian Securities Exchange (the "ASX") under the symbol AMC. As of June 30, 2023, there were 104,752 registered holders of record of our ordinary shares and CDIs.

Share Repurchases

    Share repurchase activity during the three months ended June 30, 2023, was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
April 1 - 30, 2023	—	$—	—	$300
May 1 - 31, 2023	13,356	10.21	13,356	164
June 1 - 30, 2023	9,641	9.89	9,594	69
Total	22,997	$10.08	22,950

(1)Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2)Average price paid per share excludes costs associated with the repurchases.
(3)On August 17, 2022, our Board of Directors approved a buyback of $400 million of ordinary shares and/or CHESS Depositary Instruments ("CDIs") during the following twelve months. Further, on February 7, 2023, our Board of Directors approved an additional buyback of up to $100 million of ordinary shares and CDIs during the next twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.

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

    The line graph below illustrates our cumulative total shareholder return on our ordinary shares as compared with the cumulative total return of our Peer Group, the S&P 500 Index, the S&P 500 Materials Index, and the ASX 200 Index for the period beginning June 11, 2019. The graph assumes $100 was invested on June 11, 2019, and that all dividends were reinvested.

	June 11, 2019	June 30, 2019	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023
Amcor plc	$100.00	$102.77	$95.68	$111.82	$126.13	$105.72
S&P 500	$100.00	$107.05	$115.08	$162.03	$144.83	$173.21
S&P 500 Materials	$100.00	$111.71	$110.47	$164.06	$149.75	$172.39
S&P/ASX 200	$100.00	$102.08	$93.59	$131.41	$114.86	$129.24
Peer Group	$100.00	$100.12	$104.54	$124.79	$126.34	$133.70

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

The following is a discussion and analysis of changes in the results of operations for fiscal year 2023 compared to fiscal year 2022. A discussion and analysis regarding our results of operations for fiscal year 2022, compared to fiscal year 2021 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 18, 2022 and incorporated by reference.

Two Year Review of Results

(in millions)	2023		2022
Net sales	$14,694	100.0%	$14,544	100.0%
Cost of sales	(11,969)	(81.5)	(11,724)	(80.6)

Gross profit	2,725	18.5	2,820	19.4

Operating expenses:
Selling, general, and administrative expenses	(1,246)	(8.5)	(1,284)	(8.8)
Research and development expenses	(101)	(0.7)	(96)	(0.7)
Restructuring, impairment, and other related activities, net	104	0.7	(234)	(1.6)
Other income, net	26	0.2	33	0.2

Operating income	1,508	10.3	1,239	8.5

Interest income	31	0.2	24	0.2
Interest expense	(290)	(2.0)	(159)	(1.1)
Other non-operating income, net	2	—	11	0.1

Income before income taxes	1,251	8.5	1,115	7.7

Income tax expense	(193)	(1.3)	(300)	(2.1)

Net income	$1,058	7.2%	$815	5.6%

Net income attributable to non-controlling interests	(10)	(0.1)	(10)	(0.1)

Net income attributable to Amcor plc	$1,048	7.1%	$805	5.5%

Overview

    Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal-care, and other products. We work with leading companies around the world to protect their products and the people who rely on them, differentiate brands, and improve supply chains through a range of flexible and rigid packaging, specialty cartons, closures, and services. We are focused on making packaging that is increasingly light-weighted, recyclable and reusable, and made using an increasing amount of recycled content. During fiscal year 2023, Amcor generated $14.7 billion in sales from operations that spanned 218 locations in over 40 countries.

Significant Developments Affecting the Periods Presented

Economic and Market Conditions

    During fiscal year 2023, we have continued to experience intermittent supply shortages and price volatility of certain resins and raw materials as a result of market dynamics, especially in the first half of fiscal year 2023, and higher rates of inflation impacting energy, fuel, and labor costs. In addition, higher inflation, especially in Europe and the United States, has led central banks to rapidly raise interest rates to dampen inflation which results in higher interest expense on our variable rate debt particularly U.S. dollar and Euro denominated debt. The underlying causes for the continued volatility can be attributed to a variety of factors, such as the Russia-Ukraine conflict and higher inflation in many economies, which has resulted in increased volatility in energy and food markets and impacted global economies. This has led to reduced consumer demand for certain of our products and customer destocking in fiscal year 2023.

    We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply chain disruptions and other resulting issues. In addition, we are focused on driving costs out of our business in this challenging environment and recovering higher raw material costs to help mitigate inflation. However, there could be a time lag between recognizing the benefit of our mitigating actions and when the inflation occurs, and there is no assurance that measures taken will be able to fully mitigate the impact of ongoing inflation. While we expect customer destocking to abate in the short-term and consumer demand to improve incrementally throughout fiscal year 2024, there is no assurance that demand will rebound.

Russia-Ukraine Conflict / 2023 Restructuring Plan

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

    On February 7, 2023, we announced that we expect to invest $110 million to $130 million of the sale proceeds from the Russian business in various cost savings initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). We expect total Plan cash and non-cash net expenses of $200 million to $220 million. Of the remaining cash received from the sale of the Russian business, we allocated $100 million to repurchase additional shares and the remainder was used to reduce debt.

    In connection with the 2023 Restructuring Plan, we initiated in fiscal year 2023 restructuring and related projects with an expected net cost of approximately $150 million, of which approximately $80 million is expected to result in net cash expenditures. As of June 30, 2023, we have incurred $65 million in employee related expenses, $13 million in fixed asset related expenses, $10 million in other restructuring expenses, and $6 million in restructuring related expenses. To date, the Plan has resulted in approximately $25 million of cash outflows.

    Management initiated other restructuring actions in the fourth quarter of fiscal year 2022 to help mitigate the impact of the Russian sale. Management expects to realize an annualized pre-tax benefit of approximately $50 million from structural cost reduction actions taken as a result of all Russia related restructuring by the end of fiscal year 2025.

    For further information, refer to Note 4, "Restructuring, Impairment, and Other Related Activities, Net," Note 6, "Held for Sale," and Note 7, "Restructuring" of "Part II, Item 8, Notes to Consolidated Financial Statements."

Impact of COVID-19

    There are currently no significant COVID-19 related restrictions on our business, with China relaxing controls and eliminating lockdowns in December 2022. Lockdowns and related impacts, including the unwinding of lockdowns, impacted demand for our products in China in fiscal year 2023. Throughout the COVID-19 pandemic, our facilities were largely exempt from government mandated closure orders. The impact of any future pandemics or regional health crises on our business will depend on the extent and nature of any future disruptions across the supply chain, the implementation of social distancing measures and other government-imposed restrictions, as well as the nature and pace of macroeconomic recovery in key global economies.

South Africa Fire

    On July 13, 2021, our Durban, South Africa, manufacturing facility was destroyed by fire associated with general civil unrest. The facility employed 350 individuals and no employees were injured as the facility had been closed in advance of the disturbance. In fiscal years 2023 and 2022, we recorded total expenses of $55 million before insurance settlements, primarily related to inventory, property, and equipment losses from the fire and other expenses related to the fire and closure of our South African business. We had insurance for the majority of property and other losses resulting from the fire and received total gross insurance settlements of $46 million in fiscal years 2023 and 2022.

2019 Bemis Integration Plan

    In connection with the acquisition of Bemis Company, Inc. ("Bemis"), we initiated restructuring activities in the fourth quarter of 2019 aimed at integrating and optimizing the combined organization. We have exceeded the targeted pre-tax synergies of $180 million by approximately 10% driven by procurement, supply chain, and general and administrative savings as of June 30, 2022.

    The 2019 Bemis Integration Plan was completed by June 30, 2022, with final pre-tax integration cost amounting to $253 million. The total 2019 Bemis Integration Plan cost included $213 million of restructuring and related expenses, net, and $40 million of general integration expenses. The net cash expenditures for the plan, including disposal proceeds, were $170 million, of which $40 million related to general integration expenses. As part of this Plan, we incurred $144 million in employee related expenses, $36 million in fixed asset related expenses, $39 million in other restructuring and $45 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million. In fiscal year 2022, the Plan resulted in net cash outflows of $49 million, of which $47 million were payments related to restructuring and related expenditures. The remaining cash outflow was primarily incurred in fiscal year 2023.

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting resulted in a negative impact of $24 million and $16 million in foreign currency transaction losses that were reflected in the consolidated statements of income for the fiscal years ended June 30, 2023, and 2022, respectively.

Results of Operations

Consolidated Results of Operations

($ in millions, except per share data)	2023	2022
Net sales	$14,694	$14,544
Operating income	1,508	1,239
Operating income as a percentage of net sales	10.3%	8.5%

Net income attributable to Amcor plc	$1,048	$805
Diluted Earnings Per Share	$0.705	$0.529

    Net sales increased by $150 million, or 1%, in fiscal year 2023, compared to fiscal year 2022. Excluding the pass-through of raw material costs of $776 million, negative currency impacts of $426 million, and the negative impact of disposed and ceased operations of $207 million, the remaining variation in net sales for the fiscal year 2023 was an increase of $7 million, or 0%, reflecting price/mix benefits of 3% and unfavorable volumes of (3%).

    Net income attributable to Amcor plc increased by $243 million, or 30%, in fiscal year 2023, compared to fiscal year 2022, mainly as a result of a pre-tax net gain of $215 million on the disposal of the Russian business in fiscal year 2023, decreased restructuring, impairment, and other related activities, net of $123 million, and a decrease in income tax expense of $107 million, partially offset by a decrease in gross profit of $95 million and an increase in net interest expense of $124 million.

    Diluted earnings per share ("Diluted EPS") increased by $0.176, or 33%, in fiscal year 2023, compared to fiscal year 2022, with net income attributable to ordinary shareholders increasing by 30% and the diluted weighted-average number of shares outstanding decreasing by 3%. The decrease in the diluted weighted-average number of shares outstanding was due to the repurchase of shares under announced share buyback programs.

Segment Results of Operations

    Flexibles Segment

($ in millions)	2023	2022
Net sales	$11,154	$11,151
Adjusted EBIT	1,429	1,517
Adjusted EBIT as a percentage of net sales	12.8%	13.6%

    Net sales increased by $3 million, or 0%, in fiscal year 2023, compared to fiscal year 2022. Excluding the pass-through of higher raw material costs of $516 million, negative currency impacts of $404 million, and the negative impact of disposed and ceased operations of $207 million, the remaining variation in net sales for the fiscal year 2023 was an increase of $98 million, or 1%, reflecting favorable price/mix of 4%, and unfavorable volumes of (3%).

    Adjusted earnings before interest and tax ("Adjusted EBIT") decreased by $88 million, or 6% in fiscal year 2023, compared to fiscal year 2022. Excluding negative currency impacts of $41 million and the negative impact of disposed and ceased operations of $63 million, the remaining variation in adjusted EBIT for the fiscal year 2023 was an increase of $16 million, or 1%, reflecting favorable price/mix of 17%, offset by unfavorable volumes of (7%), unfavorable plant costs of (5%), and unfavorable SG&A and other costs of (4%), all largely impacted by inflationary pressures.

    Rigid Packaging Segment

($ in millions)	2023	2022
Net sales	$3,540	$3,393
Adjusted EBIT	265	289
Adjusted EBIT as a percentage of net sales	7.5%	8.5%

    Net sales increased by $147 million, or 4%, in fiscal year 2023, compared to fiscal year 2022. Excluding the pass-through of raw material costs of $260 million and negative currency impacts of $22 million, the remaining variation in net sales for the fiscal year 2023 was a decrease of $91 million, or (3%), reflecting price/mix benefits of approximately 1%, offset by unfavorable volumes (4%).

    Adjusted EBIT decreased by $24 million, or 8%, in fiscal year 2023, compared to fiscal year 2022. Excluding negative currency impacts of $2 million, the remaining variation in adjusted EBIT for the fiscal year 2023 was a decrease of $22 million, or 8%, with favorable price/mix of 20%, more than offset by unfavorable volumes of (12%), unfavorable plant costs of (11%) and unfavorable SG&A and other costs of (5%), all largely impacted by inflationary pressures.

Consolidated Gross Profit

($ in millions)	2023	2022
Gross profit	$2,725	$2,820
Gross profit as a percentage of net sales	18.5%	19.4%

    Gross profit decreased by $95 million, or 3%, in fiscal year 2023, compared to fiscal year 2022. Excluding negative currency impacts of $78 million, the negative impact from disposed and ceased operations of $73 million, the remaining variation in gross profit for fiscal year 2023 was an increase of $56 million, reflecting favorable operating cost performance. Gross profit as a percentage of sales decreased to 18.5% in fiscal year 2023, mainly from the impact on the calculation from the pass-through of higher raw material costs during the current fiscal period and the impact of disposed operations.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

($ in millions)	2023	2022
SG&A expenses	$(1,246)	$(1,284)
SG&A expenses as a percentage of net sales	(8.5)%	(8.8)%

    SG&A decreased by $38 million, or 3%, in fiscal year 2023, compared to fiscal year 2022. The decrease was primarily driven by exchange rate movements.

Consolidated Restructuring, Impairment and Other Related Activities, Net

($ in millions)	2023	2022
Restructuring, impairment, and other related activities, net	$104	$(234)
Restructuring, impairment, and other related activities, net, as a percentage of net sales	0.7%	(1.6)%

    Restructuring, impairment, and other related activities, net decreased by $338 million, or 144%, in fiscal year 2023, compared to fiscal year 2022. The decrease in net expense was mainly a result of a pre-tax net gain of $215 million on the disposal of the Russian business in fiscal year 2023, and the non-recurrence of impairment expenses of $138 million related to the Russia-Ukraine conflict in fiscal year 2022, partially offset by an increase in restructuring and related costs of $15 million.

Consolidated Interest Income

($ in millions)	2023	2022
Interest income	$31	$24
Interest income as a percentage of net sales	0.2%	0.2%

    Interest income increased by $7 million, or 29%, in fiscal year 2023, compared to fiscal year 2022, driven by increased interest rates on cash balances.

Consolidated Interest Expense

($ in millions)	2023	2022
Interest expense	$(290)	$(159)
Interest expense as a percentage of net sales	(2.0)%	(1.1)%

    Interest expense increased by $131 million, or 82%, in fiscal year 2023, compared to fiscal year 2022, primarily driven by increased interest rates on U.S. dollar and Euro denominated variable rate debt.

Consolidated Income Tax Expense

($ in millions)	2023	2022
Income tax expense	$(193)	$(300)
Effective tax rate	15.4%	26.9%

    Income tax expense decreased by $107 million, or 36%, in fiscal year 2023, compared to fiscal year 2022. The decrease was predominantly attributable to a decrease in tax provisions for uncertain tax positions and a non-taxable capital gain on the sale of the Russian business.

Presentation of Non-GAAP Information

    This Annual Report on Form 10-K refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain regulatory and litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including transaction and integration expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of deferred acquisition payments and economic hedging instruments on commercial paper, and impacts related to the Russia-Ukraine conflict. Note that while amortization of acquired intangible assets is excluded from non-GAAP adjusted financial measures, the revenue of the acquired entities and all other expenses unless otherwise stated, are reflected in Adjusted EBIT and adjusted net income and the acquired assets contribute to revenue generation.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT and adjusted net income for fiscal years 2023, 2022, and 2021 is as follows:

	Years ended June 30,
($ in millions)	2023	2022	2021
Net income attributable to Amcor plc, as reported	$1,048	$805	$939
Add: Net income attributable to non-controlling interests	10	10	12
Net income	1,058	815	951
Add: Income tax expense	193	300	261
Add: Interest expense	290	159	153
Less: Interest income	(31)	(24)	(14)
EBIT	1,510	1,250	1,351
Add: 2018/2019 Restructuring programs (1)	—	37	88
Add: Amortization of acquired intangible assets from business combinations (2)	160	163	165
Add: Impact of hyperinflation (3)	24	16	19
Add: Pension settlements (4)	5	8	—
Add/(Less): Net (gain)/loss on disposals (5)	—	10	(9)
Add: Property and other losses, net (6)	2	13	—
Add/(Less): Russia-Ukraine conflict impacts (7)	(90)	200	—
Add/(Less): Other (8)	(3)	4	7
Adjusted EBIT	1,608	1,701	1,621
Less: Income tax expense	(193)	(300)	(261)
Less: Adjustments to income tax expense (9)	(57)	(32)	(51)
Less: Interest expense	(290)	(159)	(153)
Add: Interest income	31	24	14
Less: Net income attributable to non-controlling interests	(10)	(10)	(12)
Adjusted net income	$1,089	$1,224	$1,158

(1)2018/2019 Restructuring programs include restructuring and related expenses for the 2019 Bemis Integration Plan for fiscal year 2022, and 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for fiscal year 2021. Refer to Note 7, "Restructuring," for more information.

(2)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(3)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(4)Pension settlements in fiscal year 2023 primarily includes the settlement of a small European plan and in fiscal year 2022 the purchase of group annuity contracts and transfer of pension plan assets and related benefit obligations. Refer to Note 13, "Pension Plans," for more information.
(5)Net (gain)/loss on disposals, excluding the disposal of our Russian business, includes an expense of $10 million from the disposal of non-core assets in fiscal year 2022. Refer to Note 11, "Fair Value Measurements," for more information. Fiscal year 2021 includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 8, "Equity Method and Other Investments," for further information on the disposal of AMVIG and Note 5, "Acquisitions and Divestitures," for more information regarding the other disposals.
(6)Property and other losses, net in fiscal year 2023 includes property claims and losses of $5 million and $3 million of net insurance recovery related to the closure of our South African business. Fiscal year 2022 includes business losses primarily associated with the destruction of our Durban, South Africa facility during general civil unrest in July 2021, net of insurance recovery.
(7)Russia-Ukraine conflict impacts in fiscal year 2023 includes a pre-tax net gain on the sale of our Russian business of $215 million, incremental costs of $18 million, and restructuring and related expenses of $107 million incurred in connection with the conflict. Fiscal year 2022 includes $138 million of impairment charges, $57 million of restructuring and related expenses, and $5 million of other expenses. Refer to Note 4, "Restructuring, Impairment, and Other Related Activities, Net," and Note 7, "Restructuring," for further information.
(8)Other in fiscal year 2023 includes other restructuring, acquisition, litigation, and integration expenses of $13 million and fair value gains of $16 million on economic hedges. Fiscal years 2022 and 2021 include costs associated with the Bemis transaction and fiscal year 2021 also includes a $19 million benefit related to Brazil indirect taxes resulting from a May 2021 Brazil Supreme Court decision.
(9)Net tax impact on items (1) through (8) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at June 30, 2023 and 2022 is as follows:

($ in millions)	June 30, 2023	June 30, 2022
Current portion of long-term debt	$13	$14
Short-term debt	80	136
Long-term debt, less current portion	6,653	6,340
Total debt	6,746	6,490
Less cash and cash equivalents	689	775
Net debt	$6,057	$5,715

Supplemental Guarantor Information

    Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Flexibles North America, Inc., Amcor UK Finance plc, and Amcor Finance (USA), Inc.

•$500 million, 4.000% Guaranteed Senior Notes due 2025 of Amcor Flexibles North America, Inc.
•$300 million, 3.100% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
•$600 million, 3.625% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
•$500 million, 4.500% Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, Inc.
•$500 million, 2.630% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
•$800 million, 2.690% Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
•€500 million, 1.125% Guaranteed Senior Notes due 2027 of Amcor UK Finance plc
•$500 million, 5.625% Guaranteed Senior Notes due 2033 of Amcor Finance (USA), Inc.

    The six notes issued by Amcor Flexibles North America, Inc. are guaranteed by its parent entity, Amcor plc, and the subsidiary guarantors Amcor Pty Ltd, Amcor Finance (USA), Inc., and Amcor UK Finance plc. The note issued by Amcor UK Finance plc is guaranteed by its parent entity, Amcor plc, and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc., and Amcor Finance (USA), Inc. The note issued by Amcor Finance (USA), Inc. is guaranteed by its ultimate parent entity, Amcor plc, and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc., and Amcor UK Finance plc.

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

    Amcor Flexibles North America, Inc. is incorporated in Missouri in the United States, Amcor UK Finance plc is incorporated in England and Wales, United Kingdom, Amcor Finance (USA), Inc. is incorporated in Delaware in the United States, and the guarantors are incorporated under the laws of Jersey, Australia, the United States, and England and Wales and, therefore, insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, Australian, United States, or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable Notes or Guarantees, respectively.

    Set forth below is the summarized financial information of the combined Obligor Group made up of Amcor plc (as parent guarantor), Amcor Flexibles North America, Inc., Amcor UK Finance plc, and Amcor Finance (USA), Inc. (as subsidiary issuers of the notes and guarantors of each other’s notes), and Amcor Pty Ltd (as the remaining subsidiary guarantor).

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

Statement of Income for Obligor Group
(in millions)

For the year ended June 30,	2023
Net sales - external	$1,065
Net sales - to subsidiaries outside the Obligor Group	6
Total net sales	$1,071

Gross profit	187

Net income (1)	$1,583

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$1,583
(1) Includes $1,993 million net intercompany income from Amcor entities from outside the Obligor Group, mainly attributable to intercompany dividends and intercompany interest income.

Balance Sheet for Obligor Group
(in millions)

As of June 30,	2023
Assets
Current assets - external	$1,184
Current assets - due from subsidiaries outside the Obligor Group	190
Total current assets	1,374
Non-current assets - external	1,415
Non-current assets - due from subsidiaries outside the Obligor Group	10,992
Total non-current assets	12,407
Total assets	$13,781
Liabilities
Current liabilities - external	$1,912
Current liabilities - due to subsidiaries outside the Obligor Group	37
Total current liabilities	1,949
Non-current liabilities - external	6,801
Non-current liabilities - due to subsidiaries outside the Obligor Group	9,917
Total non-current liabilities	16,718
Total liabilities	$18,667

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

Overview

	Year Ended June 30,
($ in millions)	2023	2022
Net cash provided by operating activities	$1,261	$1,526
Net cash used in investing activities	(309)	(527)
Net cash used in financing activities	(1,025)	(891)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities decreased by $265 million in fiscal year 2023, compared to fiscal year 2022. The decrease in cash flow reflects lower accounts payable balances resulting from moderated purchasing activities due to inventory reduction initiatives, higher interest payments, and lower sales volumes in fiscal year 2023.

    Net Cash Used in Investing Activities

    Net cash used in investing activities decreased by $218 million in fiscal year 2023, compared to fiscal year 2022. The decrease is mainly driven by the disposal proceeds collected from the sale of the Russian business in the current period, partially offset by business acquisitions and equity method and other investments.

    Net Cash Used in Financing Activities

    Net cash used in financing activities increased by $134 million in fiscal year 2023, compared to fiscal year 2022. The change is primarily due to lower net debt drawdowns, partially offset by lower share buybacks in the current period as compared to the prior period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

    At the end of October 2022, we entered into two interest rate swap contracts for a total notional amount of $1.25 billion. Under the terms of the contracts, we paid a weighted average fixed rate of interest of 4.53% and received a variable rate of interest, based on compound overnight SOFR, from November 1, 2022, through June 30, 2023, settled monthly. In March 2023, we entered into two additional interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, we will pay a weighted average fixed rate of interest of 3.88% and receive a variable rate of interest based on 1-month Term SOFR. The swaps are effective as of July 1, 2023, and mature on June 30, 2024. The interest rate swap contracts economically hedge the SOFR component of our forecasted commercial paper issuances.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of June 30, 2023, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of June 30, 2023, and June 30, 2022 was $6.1 billion and $5.7 billion, respectively.

Debt Facilities and Refinancing

    As of June 30, 2023, we had undrawn credit facilities available in the amount of $1.3 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. These facilities mature in April 2025 and April 2027, respectively, and the revolving tranches have two 12-month options available to extend the maturity date.

    As of June 30, 2023, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $2.5 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million. For further information, refer to Note 14, "Debt."

    On May 26, 2023, we issued U.S. dollar notes with a principal amount of $500 million and a contractual maturity in May 2033. The notes pay a coupon of 5.63% per annum, payable semi-annually in arrears. The proceeds of the issuance were used to refinance a portion of our U.S. dollar commercial paper outstanding.

    On March 22, 2023, we redeemed Euro bonds of €300 million (equivalent to $322 million) at maturity. The redemption was funded with commercial paper. The notes carried an interest rate of 2.75%.

Dividend Payments

    In fiscal years 2023, 2022, and 2021, we paid $723 million, $732 million, and $742 million, respectively, in dividends. The dividend per share has increased in each of the years, with the total amount paid declining due to repurchase of shares under announced share buyback programs.

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

Share Repurchases

    On August 17, 2022, our Board of Directors approved a $400 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") and this program has been completed in fiscal year 2023. Further, on February 7, 2023, our Board of Directors approved an additional buyback of up to $100 million of ordinary shares and/or CDIs in the following twelve months. During the fiscal year ended June 30, 2023, we repurchased approximately $431 million, excluding transaction costs, or 41 million shares. The shares repurchased were canceled upon repurchase.

    We had cash outflows of $221 million, $143 million, and $8 million for the purchase of our shares in the open market during fiscal years 2023, 2022, and 2021, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of June 30, 2023, 2022, and 2021, we held treasury shares at cost of $12 million, $18 million, and $29 million, representing 1 million, 2 million, and 3 million shares, respectively.

Material Cash Requirements

    Our material cash requirements for future periods from known contractual obligations are included below. We expect to fund these cash requirements primarily through cash flows provided by operating activities, borrowings from banks, and proceeds from issuances of debt and equity. These amounts reflect material cash requirements for which we are contractually committed.

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
•Employee benefit plan obligations: Refer to Note 13, “Pension Plans” of the notes to consolidated financial statements for additional information about our employee benefit plan obligations and the related timing of the expected payments.
•Capital expenditures: As of June 30, 2023, we have $249 million in committed capital expenditures for the fiscal year 2024.
•Other purchase obligations: Amcor has other purchase obligations, including commitments to purchase a specified minimum amount of goods, inclusive of raw materials, utilities, and other. These obligations are legally binding and non-cancellable. Where we are unable to determine the periods in which these obligations could be payable under these contracts, we present the cash requirement in the earliest period in which the minimum obligation could be payable. The estimated future cash outlays are approximately $1.1 billion, $450 million, $250 million, $100 million, and $100 million in fiscal years 2024, 2025, 2026, 2027, and 2028, respectively.

Off-Balance Sheet Arrangements

    Other than as described under "Material Cash Requirements" as of June 30, 2023, we had no significant off-balance sheet contractual obligations or other commitments.

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
•only investing surplus cash with major financial institutions or well diversified money market funds; and
•to the extent practicable, spreading the maturity dates of long-term debt facilities.

    Our three- and five-year syndicated facility agreements each provide a revolving credit facility of $1.9 billion, $3.8 billion in total. The facilities are unsecured and have contractual maturities in April 2025 and April 2027, respectively. The agreements include customary terms and conditions for a syndicated facility of this nature, and the revolving tranches have two 12-month options available to extend the maturity date.

    As of June 30, 2023, and 2022, an aggregate principal amount of $2.5 billion and $2.4 billion, respectively, was drawn under commercial paper programs. However, such programs are backstopped by committed bank syndicated loan facilities with maturities in April 2025 ($1.9 billion), and April 2027 ($1.9 billion), with an option to extend, under which we had $1.3 billion in unused capacity remaining as of June 30, 2023.

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

    We believe the following are critical accounting estimates used in the preparation of our consolidated financial statements. The critical accounting estimates discussed below should be read together with our significant accounting policies in Note 2, “Significant Accounting Policies,” of the notes to our consolidated financial statements.

Pensions

    The majority of our principal defined benefit plans are closed to new entrants and future accruals. The accounting for defined benefit pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet. A significant portion of our pension amounts relates to our defined benefit plans in the United States, Switzerland, United Kingdom, and Germany. The net periodic pension cost recorded in fiscal year 2023 was $11 million, compared to net periodic pension cost of $12 million in fiscal year 2022 and $15 million in fiscal year 2021. We expect net periodic pension cost before the effect of income taxes for fiscal year 2024 to be approximately $11 million.

    For our sponsored plans, the relevant accounting guidance requires management to make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, mortality rates, and other assumptions. We believe the accounting estimates related to our pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions, and contracted benefit changes. The selection of assumptions is based on historical trends, known economic and market conditions at the time of valuation, and independent studies of trends performed by our actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

    The difference between the fair value of plan assets and the projected benefit obligation of a pension plan must be recorded on the consolidated balance sheets as an asset, in the case of an overfunded plan, or as a liability, in the case of an underfunded plan. Gains or losses and prior service costs or credits that arise but are not recognized as components of pension cost are recorded as a component of other comprehensive income/(loss). Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants.

    We review annually the discount rates used to calculate the present value of pension plan liabilities. The discount rates used at each measurement date is determined based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indexes, data providers, and rating agencies. In countries where there is not a deep market for corporate bonds, we generally use a government bond approach to set the discount rate. Additionally, the expected long-term rates of return on plan assets is derived for each benefit plan by considering the expected future long-term return assumption for each individual asset class. A single long-term return assumption is then derived for each plan based on the plan's target asset allocation.

Pension Assumptions Sensitivity Analysis

    The following chart depicts the sensitivity of estimated fiscal year 2024 pension expense to incremental changes in the weighted average discount rate and expected long-term rate of return on assets.

Discount Rate	Total Increase/(Decrease) to Pension Expense from Current Assumption	Rate of Return on Plan Assets	Total Increase/ (Decrease) to Pension Expense from Current Assumption
	(in $ millions)		(in $ millions)
+25 basis points	1	+25 basis points	(3)
4.26 percent (current assumption)	—	5.47 percent (current assumption)	—
-25 basis points	(1)	-25 basis points	3

Goodwill and Other Intangible Assets

    Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets. Goodwill is not amortized but is instead tested for impairment annually in the fourth quarter of each fiscal year, or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to a reporting unit, which we have defined as an operating segment, based on the relative fair value of the reporting unit at the time of each acquisition. We have six reporting units, of which five are included in our Flexibles reportable segment. The other reporting unit, Rigid Packaging, is also a reportable segment.

    In our impairment analysis, we may elect to first assess qualitative factors to determine whether a quantitative test is necessary. If we determine that a quantitative test is necessary or elect to perform a quantitative test instead of the qualitative test, we derive an estimate of fair values for each of our reporting units using income approaches. The most significant assumptions used in the determination of the estimated fair value of the reporting units are revenue growth, projected operating income growth, market multiples, terminal values, and discount rates. When the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit, adjusted for any tax benefits, limited to the amount of the carrying value of goodwill.

    Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Judgment is also used in assessing whether goodwill should be tested more frequently for impairment than annually. Factors such as a significant decrease in expected net earnings, adverse equity market conditions, and other external events, such as significant inflation and rising interest rates, may result in the need for more frequent assessments.

    Intangible assets consist primarily of purchased customer relationships, technology, trademarks, and software and are amortized using the straight-line method over their estimated useful lives, ranging from one to twenty years. We review these intangible assets for impairment when changes in circumstances or the occurrence of events suggest that the remaining value is not recoverable. The impairment test requires us to make estimates about fair value, most of which are based on projected future cash flows and discount rates. These estimates and projections require judgments about future events, conditions, and amounts of future cash flows.

Deferred Taxes and Uncertain Tax Positions

    Significant judgments and estimates are required in determining our deferred tax assets and liabilities and uncertain tax positions as tax laws are often complex and may be subject to differing interpretations by the taxpayer and the relevant taxing authorities. Determining uncertain tax positions involves evaluating whether the weight of available positive and negative evidence indicates that it is more likely than not that the position taken or expected to be taken in the tax return will be sustained upon tax audit, including resolution of related appeals or litigation processes, if any. The recognized tax benefits are measured as the largest benefit of having a more likely than not likelihood of being sustained upon settlement. Additionally, we are required to assess the likelihood of recovering deferred tax assets against future sources of taxable income which may result in the need for a valuation allowance on deferred tax assets, including operating loss, capital loss, and tax credit carryforwards if we do not reach the more likely than not threshold based on all available evidence. Examples of factors considered in determining deferred tax asset realizability include the expected future performance of operations and taxable earnings, the expected timing of the reversal of temporary differences, as well as the feasibility of tax planning strategies. If actual results differ from these estimates or if there are future changes in tax laws or statutory tax rates, we may need to adjust valuation allowances, or deferred tax liabilities, which could have a material impact on our consolidated financial position and results of operations.

Valuation of Assets and Liabilities Held for Sale

    Disposal groups held for sale are assessed for impairment by comparing their fair values, less cost to sell, to their carrying values. The fair values of disposal groups held for sale are estimated using accepted valuation techniques, including earnings multiples, discounted cash flows, and indicative bids. Several significant estimates and assumptions are involved in the application of these techniques, including forecasting sales, expenses, and various other factors. We consider historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. However, the fair value that is ultimately realized upon the divestiture of a business may significantly differ from the estimated fair value recognized in our consolidated financial statements, especially for disposal groups located in conflict regions. Refer to Note 5, "Acquisitions and Divestitures," and Note 6, "Held for Sale."

New Accounting Pronouncements

    Refer to Note 3, "New Accounting Guidance," of the notes to consolidated financial statements for information about new accounting pronouncements.

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

    There have been no material changes in the risks described below, other than increased volatility in connection with the Russia-Ukraine conflict and the COVID-19 pandemic, for fiscal years 2023 and 2022, related to interest rate risk, foreign exchange risk, raw material and commodity price risk, and credit risk.

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

    An increase of 1% in the floating rate on the relevant interest rate yield curve applicable to both derivative and non-derivative instruments denominated in U.S. dollars and Euros, the currencies with the largest interest rate sensitivity, outstanding as of June 30, 2023, would have resulted in an adverse impact on income before income taxes and equity in income of affiliated companies of $20 million expense for the fiscal year ended June 30, 2023.

Foreign Exchange Risk

    We operate in over 40 countries across the world and, as a result, we are exposed to movements in foreign currency exchange rates.

    For the year ended June 30, 2023, a hypothetical but reasonably possible adverse change of 1% in the underlying average foreign currency exchange rate for the Euro would have resulted in an adverse impact on our net sales of $26 million.

    During fiscal years 2023 and 2022, 52% and 49% of our net sales, respectively, were effectively generated in U.S. dollar functional currency entities. During fiscal year 2023 and 2022, 18% and 17%, respectively, of net sales were generated in Euro functional currency entities with the remaining 30% and 34% of net sales, respectively, being generated in entities with functional currencies other than U.S. dollars and Euros. The impact of translating Euro and other non-U.S. dollar net sales and operating expenses into U.S. dollar for reporting purposes will vary depending on the movement of those currencies from period to period.

Raw Material and Commodity Price Risk

    The primary raw materials for our products are resins, film, chemicals, and aluminum. We have market risk primarily in connection with the pricing of our products and are exposed to commodity price risk from a number of commodities and certain other raw materials and energy price risk.

    Changes in prices of our primary raw materials may result in a temporary or permanent reduction in income before income taxes and equity in income of affiliated companies depending on the level of recovery by material type. The level of recovery depends both on the type of material and the market in which we operate. Across our business, we have a number of contractual provisions that allow for passing on of raw material price fluctuations to customers within predefined periods.

    A 1% increase on average prices for resins, film, chemicals, and aluminum, not passed on to the customer by way of a price adjustment, would have resulted in an increase in cost of sales and hence an adverse impact on income before income taxes and equity in income of affiliated companies of $67 million for fiscal year 2023.

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

    We manage our credit risk from balances with financial institutions through our counterparty risk policy, which provides guidelines on setting limits to minimize the concentration of risks and therefore mitigating financial loss through potential counterparty failure and on dealing and settlement procedures. The investment of surplus funds is made only with approved counterparties and within credit limits assigned to each specific counterparty. Financial derivative instruments can only be entered into with high credit quality approved financial institutions. As of June 30, 2023, and 2022, we did not have a significant concentration of credit risk in relation to derivatives entered into in accordance with our hedging and risk management activities.

Item 8. - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amcor plc and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2023, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended June 30, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Flexibles Latin America Reporting Unit within the Flexibles Segment

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5,366 million as of June 30, 2023, and the goodwill associated with the Flexibles Segment was $4,391 million, which includes goodwill associated with the Flexibles Latin America reporting unit. Management conducts an impairment analysis in the fourth quarter of each year, or whenever events and circumstances indicate an impairment may have occurred during the year. Management’s quantitative assessment utilizes discounted cash flow models to determine the fair value of the reporting unit. As disclosed by management, if the carrying value of a reporting unit exceeds its fair value, management would recognize an impairment loss equal to the difference between the carrying value and estimated fair value of the reporting unit, adjusted for any tax benefits, limited to the amount of the carrying value of goodwill. Management’s projected future cash flows for the Flexibles Latin America reporting unit included key assumptions relating to revenue growth, projected operating income growth, market multiples, terminal values, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Flexibles Latin America reporting unit within the Flexibles Segment is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth, projected operating income growth, terminal values and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Flexibles Latin America reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth, projected operating income growth, terminal values and the discount rate. Evaluating management’s assumptions related to revenue growth, projected operating income growth, terminal values and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models, terminal values, and the discount rate.

/s/ PricewaterhouseCoopers AG
Zurich, Switzerland
August 17, 2023

We have served as the Company's auditor since 2019.

Amcor plc and Subsidiaries
Consolidated Statements of Income
($ in millions, except per share data)

For the years ended June 30,	2023	2022	2021
Net sales	$14,694	$14,544	$12,861
Cost of sales	(11,969)	(11,724)	(10,129)

Gross profit	2,725	2,820	2,732

Selling, general, and administrative expenses	(1,246)	(1,284)	(1,292)
Research and development expenses	(101)	(96)	(100)
Restructuring, impairment, and other related activities, net	104	(234)	(94)
Other income, net	26	33	75

Operating income	1,508	1,239	1,321

Interest income	31	24	14
Interest expense	(290)	(159)	(153)
Other non-operating income, net	2	11	11

Income before income taxes and equity in income of affiliated companies	1,251	1,115	1,193

Income tax expense	(193)	(300)	(261)
Equity in income of affiliated companies, net of tax	—	—	19

Net income	$1,058	$815	$951

Net income attributable to non-controlling interests	(10)	(10)	(12)

Net income attributable to Amcor plc	$1,048	$805	$939

Basic earnings per share:
Basic earnings per share	$0.709	$0.532	$0.604
Diluted earnings per share	$0.705	$0.529	$0.602
 See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in millions)

For the years ended June 30,	2023	2022	2021
Net income	$1,058	$815	$951
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	(1)	(7)	26
Foreign currency translation adjustments, net of tax (b)	69	(201)	205
Pension, net of tax (c)	(50)	94	52
Other comprehensive income/(loss)	18	(114)	283
Total comprehensive income	1,076	701	1,234
Comprehensive income attributable to non-controlling interests	(10)	(10)	(12)
Comprehensive income attributable to Amcor plc	$1,066	$691	$1,222

(a) Tax benefit related to cash flow hedges	$1	$2	$—
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$(1)	$(5)	$7
(c) Tax benefit/(expense) related to pension adjustments	$11	$(21)	$(14)
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Balance Sheets
($ in millions, except share and per share data)

As of June 30,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$689	$775
Trade receivables, net of allowance for credit losses of $21 and $25, respectively	1,875	1,935
Inventories, net
Raw materials and supplies	992	1,114
Work in process and finished goods	1,221	1,325
Prepaid expenses and other current assets	531	512
Assets held for sale, net	—	192
Total current assets	5,308	5,853
Non-current assets:
Property, plant, and equipment, net	3,762	3,646
Operating lease assets	533	560
Deferred tax assets	134	130
Other intangible assets, net	1,524	1,657
Goodwill	5,366	5,285
Employee benefit assets	67	89
Other non-current assets	309	206
Total non-current assets	11,695	11,573
Total assets	$17,003	$17,426
Liabilities
Current liabilities:
Current portion of long-term debt	$13	$14
Short-term debt	80	136
Trade payables	2,690	3,073
Accrued employee costs	396	471
Other current liabilities	1,297	1,344
Liabilities held for sale	—	65
Total current liabilities	4,476	5,103
Non-current liabilities:
Long-term debt, less current portion	6,653	6,340
Operating lease liabilities	463	493
Deferred tax liabilities	616	677
Employee benefit obligations	224	201
Other non-current liabilities	481	471
Total non-current liabilities	8,437	8,182
Total liabilities	$12,913	$13,285

Commitments and contingencies (See Note 20)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value):
Authorized (9,000 million shares)
Issued (1,448 and 1,489 million shares, respectively)	$14	$15
Additional paid-in capital	4,021	4,431
Retained earnings	865	534
Accumulated other comprehensive loss	(862)	(880)
Treasury shares (1 and 2 million shares, respectively)	(12)	(18)
Total Amcor plc shareholders' equity	4,026	4,082
Non-controlling interests	64	59
Total shareholders' equity	4,090	4,141
Total liabilities and shareholders' equity	$17,003	$17,426
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

For the years ended June 30,	2023	2022	2021
Cash flows from operating activities:
Net income	$1,058	$815	$951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	586	625	574
Russia and Ukraine impairment	—	138	—
Net periodic benefit cost	11	12	15
Amortization of debt discount and deferred financing costs	4	2	10
Net gain on disposal of property, plant, and equipment	(5)	(3)	(10)
Net gain on disposal of businesses	(220)	—	(44)
Equity in income of affiliated companies	—	—	(19)
Net foreign exchange (gain)/loss	28	(14)	21
Share-based compensation	54	63	58
Other, net	5	106	(83)
Loss from hyperinflationary accounting for Argentine subsidiaries	62	22	27
Deferred income taxes, net	(57)	(33)	4
Dividends received from affiliated companies	—	—	4
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	93	(272)	(189)
Inventories	248	(626)	(112)
Prepaid expenses and other current assets	(54)	(67)	(90)
Trade payables	(429)	711	342
Other current liabilities	21	123	11
Accrued employee costs	(84)	(20)	29
Employee benefit obligations	(25)	(35)	(40)
Other, net	(35)	(21)	2
Net cash provided by operating activities	1,261	1,526	1,461
Cash flows from investing activities:
Issuance of loans to affiliated companies	(1)	(5)	—
Investments in affiliated companies and other	(56)	(12)	(5)
Business acquisitions	(121)	—	—
Purchase of property, plant, and equipment, and other intangible assets	(526)	(527)	(468)
(Payments)/proceeds from divestitures	365	(1)	214
Proceeds from sales of property, plant, and equipment, and other intangible assets	30	18	26
Net cash used in investing activities	(309)	(527)	(233)
Cash flows from financing activities:
Proceeds from issuance of shares	134	114	30
Purchase of treasury shares	(221)	(143)	(8)
Purchase of non-controlling interest	—	—	(8)
Proceeds from issuance of long-term debt	522	1,066	790
Repayment of long-term debt	(330)	(1,243)	(530)
Net borrowing/(repayment) of commercial paper	94	638	(235)
Net borrowing/(repayment) of short-term debt	(58)	15	(123)
Repayment of lease liabilities	(11)	(5)	(2)
Share buyback/cancellations	(432)	(601)	(351)
Dividends paid	(723)	(732)	(742)
Net cash used in financing activities	(1,025)	(891)	(1,179)

Effect of exchange rates on cash and cash equivalents	(88)	(108)	58
Cash and cash equivalents classified as held for sale	—	(75)	—

Net increase/(decrease) in cash and cash equivalents	(161)	(75)	107
Cash and cash equivalents balance at beginning of the fiscal year	850	850	743

Cash and cash equivalents balance at end of the fiscal year	$689	$775	$850
See accompanying notes to consolidated financial statements, including Note 23, "Supplemental Cash Flow Information." Cash and cash equivalents at the beginning of the year include cash and cash equivalents classified as held for sale.

Amcor plc and Subsidiaries
Consolidated Statements of Equity
($ in millions, except per share data)

	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interest	Total
Balance as of June 30, 2020	$16	$5,480	$246	$(1,049)	$(67)	$61	$4,687

Net income			939			12	951
Other comprehensive income				283		—	283
Share buyback/cancellations	(1)	(350)					(351)
Dividends declared ($0.4675 per share)			(728)			(14)	(742)
Options exercised and shares vested		(16)			46		30
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		(72)					(72)
Purchase of treasury shares					(8)		(8)
Share-based compensation expense		58					58
Change in non-controlling interest		(8)	—			(2)	(10)
Cumulative adjustment related to the adoption of ASC 326			(5)				(5)
Balance as of June 30, 2021	15	5,092	452	(766)	(29)	57	4,821

Net income			805			10	815
Other comprehensive loss				(114)		—	(114)
Share buyback/cancellations	—	(601)					(601)
Dividends declared ($0.4775 per share)			(723)			(9)	(732)
Options exercised and shares vested		(40)			154		114
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		(83)					(83)
Purchase of treasury shares					(143)		(143)
Share-based compensation expense		63					63
Change in non-controlling interest			—			1	1
Balance as of June 30, 2022	15	4,431	534	(880)	(18)	59	4,141

Net income			1,048			10	1,058
Other comprehensive income				18		—	18
Share buyback/cancellations	(1)	(431)					(432)
Dividends declared ($0.4875 per share)			(717)			(6)	(723)
Options exercised and shares vested		(93)			227		134
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		60					60
Purchase of treasury shares					(221)		(221)
Share-based compensation expense		54					54
Change in non-controlling interest						1	1
Balance as of June 30, 2023	$14	$4,021	$865	$(862)	$(12)	$64	$4,090
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

Note 2 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, for which the Company has a controlling financial interest. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

    The Company reclassified prior year inventory comparatives in the condensed consolidated balance sheets to conform to the current year's presentation which provides the breakdown of inventory. This change in presentation did not have an impact on the Company’s financial condition or operating results. Certain amounts in the Company's notes to consolidated financial statements may not add up or recalculate due to rounding.

Business Combinations: The Company uses the acquisition method of accounting, which requires separate recognition of assets acquired and liabilities assumed from goodwill, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the fair value of any non-controlling interests in the acquiree over the net of the acquisition date fair values of the assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company has the ability to record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of income.

Held for Sale and Discontinued Operations: The Company classifies assets and liabilities (the "disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management's commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. Fair value is determined based on management’s assessment of indicative bids, a market multiples model in which a market multiple is applied to forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), discounted cash flows, appraised values, or management's estimates, depending on the specific situation. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. If the disposal group meets the definition of a business, the goodwill within the reporting unit is allocated to the disposal group based on its relative fair value. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held for sale are not amortized or depreciated. The Company recorded an impairment charge on assets held for sale of $90 million for the fiscal year ended June 30, 2022. See Note 6, "Held for Sale," for more information on assets held for sale.

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

    These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Management evaluates these estimates on an ongoing basis and adjusts or revises them as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the results of the periods presented.

Translation of Foreign Currencies: The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries is generally the local currency of each entity. Transactions in currencies other than the functional currency of the entity are recorded at the exchange rates prevailing at the transaction date. Monetary assets and liabilities in currencies other than the entity’s functional currency are remeasured at the exchange rates as of the balance sheet date to the entity’s functional currency. Foreign currency transaction gains and losses related to short-term and long-term debt are recorded in other non-operating income, net, in the consolidated statements of income and the net gains or net losses are not material in any of the periods presented. All other foreign currency transaction gains and losses are recorded in other income, net in the consolidated statements of income. These foreign currency transaction net gains or net losses amounted to a net loss of

$17 million, a net gain of $19 million, and a net loss of $4 million during the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

    Upon consolidation, the results of operations of subsidiaries with functional currencies other than the reporting currency of the Company are translated using average exchange rates during each year. Assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at the exchange rates as of the balance sheet date, while equity balances are translated at historical rates. Translation gains and losses are reported in accumulated other comprehensive loss as a component of shareholders’ equity.

Highly Inflationary Accounting: A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. As of July 1, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, the U.S. dollar replaced the Argentine peso as the functional currency for the Company's subsidiaries in Argentina. The impact of highly inflationary accounting on monetary balances was a loss of $24 million, $16 million, and $19 million for the fiscal years ended June 30, 2023, 2022, and 2021, respectively, in the consolidated statements of income.

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

Significant Judgments

    Determining whether products and services should be accounted for as distinct performance obligations or as combined performance obligations may require significant judgment. The Company has identified potential performance obligations in its customer master supply agreements and determined that none of them are capable of being distinct as the customer can only benefit from the supplied packaging. Therefore, the Company has concluded that it has one performance obligation, which is to supply packaging to customers.

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

Restructuring Costs: Restructuring costs are recognized when the liability is incurred. The Company calculates severance obligations based on its standard customary practices. Accordingly, the Company records provisions for severance when payments are probable and estimable and when the Company has committed to the restructuring plan. In the absence of a standard customary practice or established local practice, liabilities for severance are recognized when incurred. If fixed assets become impaired as a result of the Company’s restructuring efforts, these assets are written down to their fair value less costs to sell, as the Company commits to dispose of them, and they are no longer in use. Depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used. Other restructuring costs, including costs to relocate equipment, are generally recorded as the cost is incurred or the service is provided. See Note 7, "Restructuring," for more information on the Company’s restructuring plans.

Cash, Cash Equivalents, and Restricted Cash: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents include demand deposits that can be readily liquidated without penalty at the Company’s option. Cash equivalents are carried at cost which approximates fair market value. The Company had restricted cash of $8 million as of June 30, 2022, which was held in a share trust associated with Company share-based payment obligations. The Company had an immaterial amount of restricted cash as of June 30, 2023.

Trade Receivables, net of allowance for credit losses ("Trade accounts receivable, net"): Trade accounts receivable, net, are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is estimated based on the current expected credit loss model ("CECL") and it incorporates information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When determining the collectability of specific customer accounts, several factors are evaluated, including customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for credit losses. Changes in allowance for doubtful accounts were not material for fiscal years ended June 30, 2023, 2022, and 2021.

    The Company enters into customer-based supply-chain financing programs from time to time to sell trade receivables to third-party financial institutions. Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. Agreements that allow the Company to maintain effective control over the transferred receivables and which do not qualify as a true sale are accounted for as secured borrowings and recorded on the consolidated balance sheets within trade receivables, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of income primarily as a reduction of net sales. The Company did not factor any trade receivables in fiscal years 2023 and 2022 which did not qualify as true sales of the receivables.

Inventories, net: Inventories are stated at the lower of cost and net realizable value. The cost of inventories is based upon the first-in, first-out ("FIFO") method or average cost method. Costs related to inventories include raw materials, direct labor, and manufacturing overhead. Inventory reserves were $130 million and $111 million as of June 30, 2023, and 2022, respectively.

Property, Plant, and Equipment, Net ("PP&E"): PP&E is carried at cost less accumulated depreciation and impairment and includes expenditures for new facilities and equipment, as well as costs that substantially increase the useful lives or capacity of existing PP&E. Cost of constructed assets includes capitalized interest incurred during the construction period. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred.

    PP&E, including assets held under finance leases, is depreciated using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements and finance leases, over the period of the lease or useful life of the asset as described below. The Company periodically reviews these estimated useful lives and, when appropriate, changes are made prospectively.

Leasehold land	Over lease term
Land improvements	Up to 30 years
Buildings	Up to 45 years
Machinery and equipment	Up to 25 years
Finance leases	Lease term or 5 - 25 years

Impairment of Long-lived Assets: The Company reviews long-lived assets, primarily PP&E and certain identifiable intangible assets with finite lives, for impairment when facts or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable.

    Impairment of long-lived assets recognized in the consolidated statements of income, excluding assets held for sale, were as follows:

	Years ended June 30,
($ in millions)	2023	2022	2021
Selling, general, and administrative expenses	$—	$1	$1
Restructuring, impairment, and other related activities, net	18	42	9
Total impairment losses recognized in the consolidated statements of income	$18	$43	$10

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

    Lease liabilities are recognized at the commencement date based on the present value of the remaining lease payments over the lease terms, which include any noncancellable lease terms and any renewal periods that the Company is reasonably certain to exercise. A significant portion of the Company's leases includes an option or options to extend the lease term. The Company re-evaluates its leases on a regular basis to consider the economic and strategic incentives of exercising lease renewal options. As the implicit rates in the Company's leases generally cannot be readily determined, the Company uses estimates of its incremental borrowing rate as the discount rates to determine the lease liabilities.

    Certain leases require variable payments that are dependent on usage, output, or other factors. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU lease asset and lease liability and recognized as an expense in the period in which the obligation for the payments occur.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is instead tested annually for impairment by the Company in the fourth quarter of each fiscal year or whenever events and circumstances indicate an impairment may have occurred during the fiscal year. Factors that could trigger an impairment review include a significant decline in a reporting unit’s operating results compared to its operating plan or historical performance, and competitive pressures and changes in the general markets in which it operates. All goodwill is assigned to a reporting unit, which is defined as the operating segment. The Company has six reporting units with goodwill that are assessed for potential impairment.

    When performing the required impairment tests, the Company has the option to first assess qualitative factors to determine if a quantitative assessment for goodwill impairment is necessary. If the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative assessment. The Company's quantitative assessment utilizes a discounted cash flow model to determine the fair value of the reporting units. Deriving fair value using discounted cash flows requires judgment and is sensitive to changes in underlying assumptions and market factors. Key assumptions include revenue growth, projected operating income growth, market multiples, terminal values, and discount rates. Sensitivity analyses are performed around certain of these assumptions to assess the reasonableness of the assumptions and the resulting estimated fair values. If current expectations of future growth rates and margins are not met, or if market factors beyond the Company’s control, such as factors impacting the applicable discount rate or economic or political conditions in key markets change significantly, then goodwill allocated to one or more reporting units may be impaired.

    In fiscal year 2023, the Company performed quantitative impairment tests for all of its reporting units and the Company concluded that goodwill was not impaired as the fair values of the reporting units substantially exceeded their carrying values.

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

Fair Value Measurements: The fair values of the Company's financial assets and financial liabilities reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price). The Company determines fair value based on a three-tiered fair value hierarchy. The hierarchy consists of:

•Level 1: fair value measurements represent exchange-traded securities, which are valued at quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date;
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

Employee Benefit Plans: The Company sponsors various defined contribution plans to which it makes contributions on behalf of employees. The expense under such plans was $87 million, $79 million, and $68 million for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

    The Company also sponsors a number of defined benefit plans that provide benefits to current and former employees. For the Company-sponsored plans, the relevant accounting guidance requires management to make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, mortality rates, and other assumptions. The Company believes that the accounting estimates related to its pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions, and contracted benefit changes. The selection of assumptions is based on historical trends, known economic and market conditions at the time of valuation, and independent studies of trends performed by the Company’s actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

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

Equity Method and Other Investments: Investments in ordinary shares of companies, in which the Company believes it exercises significant influence over operating and financial policies, are accounted for using the equity method of accounting. Investments in limited partnerships or limited liability companies that maintain separate ownership accounts are also accounted for under the equity method unless the Company's interest is so minor that it has virtually no influence over the investee's operating and financial policies. Under this method, the investment is carried at cost and is adjusted to recognize the investor’s share of earnings or losses of the investee after the date of acquisition and is adjusted for impairment whenever it is determined that a decline in the fair value below the cost basis is other than temporary. The fair value of the investment then becomes the new cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value. The Company reviews its investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

    All equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value with unrealized gains and losses related to mark-to-market adjustments included in net income. The Company utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost adjusted for impairments and observable price changes in orderly transactions. See Note 8, "Equity Method and Other Investments," for more information on the Company's equity method and other investments.

Contingencies: The Company is subject to numerous contingencies arising in the ordinary course of business, such as legal and administrative proceedings, environmental claims and proceedings, workers' compensation, and other claims. Accruals for estimated losses are recorded by the Company at the time information becomes available indicating that losses are probable, and the amounts can be reasonably estimated. When management can reasonably estimate a range of losses it may incur, it records an accrual for the amount within the range that constitutes its best estimate. If no amount within a range appears to be a better estimate than any other, the low end of the range is accrued. The Company records anticipated recoveries under existing insurance contracts when recovery is probable.

Share-based Compensation: The Company has a variety of equity incentive plans. For employee awards with a service or market condition, compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. For awards with a performance condition, the Company reassesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment. The Company also has immaterial cash-settled share-based compensation plans which are accounted for as liabilities. Such share-based awards are remeasured to fair value at each reporting date. The Company estimates forfeitures based on employee level, time remaining to vest, and historical forfeiture experience.

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

Note 3 - New Accounting Guidance

Recently Adopted Accounting Standards

    In November 2021, the FASB issued an Accounting Standards Update ("ASU") 2021-10, Government Assistance, (Topic 832) that adds certain disclosure requirements for entities that receive government assistance. The standard is effective for annual periods beginning after December 15, 2021, with early application permitted. The Company adopted ASU 2021-10 on July 1, 2022. The Company analyzed amounts received from government assistance programs and determined the program amounts received are individually, and in the aggregate, not material. ASU 2021-10 may have an impact on the Company’s disclosures in the future, if government assistance provided to the Company were to become material.

Accounting Standards Not Yet Adopted

    In September 2022, the FASB issued ASU 2022-04 that adds certain disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods and services. The new standard's requirement to disclose the key terms of supplier finance programs is effective for all interim and annual periods beginning with the Company's fiscal year ending June 30, 2024. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. Early adoption is permitted. The Company adopted this new disclosure guidance on July 1, 2023, except for the amendment on roll forward information which is not effective until July 1, 2024.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

Note 4 - Restructuring, Impairment, and Other Related Activities, Net

    Restructuring, impairment, and other related activities, net as reported on the consolidated statements of income are summarized as follows:

	Years ended June 30,
($ in millions)	2023	2022	2021
Gain on disposal of Russian business, net	$215	$—	$—
Restructuring and related expenses, net	(111)	(96)	(94)
Russia-Ukraine impairment expenses	—	(138)	—
Restructuring, impairment, and other related activities, net	$104	$(234)	$(94)

    A pre-tax net gain on disposal of the Company's three manufacturing facilities in Russia ("Russian business") of $215 million was recognized during fiscal year 2023. The carrying value of the Russian business had previously been impaired by $90 million in the fourth quarter of fiscal year 2022, following the Company's approved plan to sell its Russian operations. For further information, refer to Note 5, "Acquisitions and Divestitures," and Note 6, "Held for Sale."

    Impairment expenses of $138 million were incurred in the fourth quarter of fiscal year 2022 as a result of the Russia-Ukraine Conflict. In addition to the impairment charge on Russian business mentioned above, the Company recognized other expenses of $48 million, given the expectation that certain assets not held for sale in the conflict region will not be recoverable. The Company's manufacturing plant in Ukraine ceased operations in February 2022 and has not resumed operations given the ongoing conflict in the region has displaced the Company's employees, destroyed nearby manufacturing facilities, and impaired the region's supporting infrastructure. Other asset impairment expenses in the last three fiscal years were not material and were primarily reported in restructuring and related expenses, net.

    Refer to Note 7, "Restructuring," for information on restructuring and related expenses, net.

Note 5 - Acquisitions and Divestitures

Year ended June 30, 2023

Acquisitions

    On August 1, 2022, the Company completed the acquisition of 100% equity interest in a Czech Republic company that operates a world-class flexible packaging manufacturing plant. The purchase consideration of $59 million included a deferred portion of $5 million that was paid in the first quarter of fiscal year 2024. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $36 million and goodwill of $23 million. Goodwill is not deductible for tax purposes. The fair values of the identifiable net assets acquired and goodwill are based on the Company's best estimate as of June 30, 2023.

    On March 17, 2023, the Company completed the acquisition of 100% equity interest in a medical device packaging manufacturing site in Shanghai, China. The purchase consideration of $60 million is subject to customary post-closing adjustments. The consideration includes contingent consideration of $20 million, to be earned and paid in cash over the three years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $21 million and goodwill of $39 million. Goodwill is not deductible for tax purposes. The fair values of the contingent consideration, identifiable net assets acquired, and goodwill are based on the Company's best estimate as of June 30, 2023, and are considered preliminary. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    On May 31, 2023, the Company completed the acquisition of a New Zealand based leading manufacturer of state-of-the-art, automated protein packaging machines. The purchase consideration of $45 million is subject to customary post-closing adjustments. The consideration includes contingent consideration of $13 million, to be earned and paid in cash over the two years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $9 million and goodwill of $36 million. Goodwill is deductible for tax purposes. The fair values of the contingent consideration, identifiable net assets acquired, and goodwill are based on the Company's best estimate as of June 30, 2023, and are considered preliminary. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    The fair value estimates for all three acquisitions were based on income, market, and cost valuation methods. Pro forma information related to these acquisitions has not been presented, as the effect of the acquisitions on the Company's consolidated financial statements was not material.

Disposal of Russian business

    On December 23, 2022, the Company completed the sale of its Russian business after receiving all necessary regulatory approvals and cash proceeds, including receipt of closing cash balances. The sale follows the Company’s previously announced plan to pursue the orderly sale of its Russian business. The total net cash consideration received, excluding disposed cash and items settled net, was $365 million and resulted in a pre-tax net gain of $215 million. The carrying value of the Russian business had previously been impaired by $90 million in the quarter ended June 30, 2022. The impairment charge was based on the Company's best estimate of the fair value of its Russian business, which considered the wide range of indicative bids received and uncertain regulatory environment. The net pre-tax gain on disposal of the Russian business has been recorded as restructuring, impairment, and other related activities, net within the consolidated statements of income. The Russian business had a net carrying value of $252 million, including allocated goodwill of $46 million and accumulated other comprehensive losses of $73 million, primarily attributed to foreign currency translation adjustments.

Year ended June 30, 2022

    During the third quarter of fiscal year 2022, the Company completed the disposal of non-core assets in the Flexibles reporting segment. The Company recorded an expense of $10 million during the fiscal year ended June 30, 2022, to adjust the long-lived assets to their fair value less cost to sell.

Year ended June 30, 2021

    As part of optimizing its portfolio under the 2019 Bemis Integration Plan, the Company completed the disposal of a non-core European hospital supplies business, which was part of the Flexibles reportable segment. The resulting gain from the sale has been recorded in the line restructuring, impairment, and other related activities, net, in the consolidated statements of income. Refer to Note 7, "Restructuring."

    The Company also completed the disposal of two non-core businesses in India and Argentina in the Flexibles reportable segment during the first quarter of fiscal year 2021, recording a loss on sale of $6 million recorded in the line other income, net, in the consolidated statements of income, which was primarily driven by the reclassification of cumulative translation adjustments through the income statements that had previously been recorded in other comprehensive income/(loss).

    The Company sold its equity investment in AMVIG Holdings Limited ("AMVIG") in the first quarter of fiscal year 2021. Refer to Note 8, "Equity Method and Other Investments."

Note 6 - Held for Sale

    During the fourth quarter of fiscal year 2022, the Company classified the assets and liabilities of its Russian operations as held for sale as a result of the Company's decision to sell its Russian business and recorded an impairment of $90 million. On December 23, 2022, the Company completed the sale of the Russian business and derecognized the assets and liabilities previously classified as held for sale. The disposal did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore did not qualify for reporting as a discontinued operation. The Russian business was part of the Company’s Flexibles reportable segment. For further information, refer to Note 5, "Acquisitions and Divestitures."

    Major classes of assets and liabilities of the Russian business classified as held for sale were as follows:

($ in millions)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$—	$75
Trade receivables, net	—	66
Inventories, net	—	40
Prepaid expenses and other current assets	—	36
Property, plant, and equipment, net	—	49
Goodwill	—	16
Total assets held for sale	—	282
Less accumulated impairment (1)	—	(90)
Total assets held for sale, net	$—	$192

Trade payables	—	65
Total current liabilities held for sale	$—	$65
(1) Inclusive of accumulated other comprehensive loss related to the Russian business.

    This table excludes other non-material assets and liabilities that are held for sale but not part of the Russian business.

Note 7 - Restructuring

    Restructuring and related expenses, net were $111 million, $96 million, and $94 million for the fiscal years ended June 30, 2023, 2022, and 2021 respectively. The net expenses related to restructuring activities have been presented on the consolidated statements of income as part of restructuring, impairment, and other related activities, net. The Company's restructuring activities for the fiscal year ended June 30, 2023, primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below). The Company's restructuring activities for the fiscal year ended June 30, 2022, included expenses triggered by the Russia-Ukraine conflict to help mitigate the impact of the Russian sale and expenses related to the Company's 2019 plan from the integration of the acquired Bemis operations ("2019 Bemis Integration Plan"), which was substantially completed at the end of fiscal year 2022. The Company's restructuring activities for the fiscal year ended June 30, 2021, were mainly comprised of expenses related to the 2019 Bemis Integration Plan.

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more information on its restructuring activities.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it will allocate approximately $110 million to $130 million of the sale proceeds from the Russian business to various cost saving initiatives to partly help offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). The Company expects the total Plan cash and non-cash net expenses to total $200 million to $220 million. The Company has initiated by the end of fiscal year 2023 projects with an expected net cost of approximately $150 million, of which $65 million relates to employee related expenses, $15 million to fixed asset related expenses (net of expected gains on asset disposals), $55 million to other restructuring expenses, and $15 million to restructuring related expenses. The projects initiated in fiscal year 2023 are expected to result in $80 million of net cash expenditures. The Plan includes both the Flexibles and Rigid Packaging reportable segments and is expected to be largely completed by the end of fiscal year 2024.

    During fiscal year 2023, the Company has incurred $65 million in employee related expenses, $13 million in fixed asset related expenses, $10 million in other restructuring, and $6 million in restructuring related expenses, with $86 million incurred in the Flexibles reportable segment and $8 million incurred in the Rigid Packaging reportable segment related to this Plan. In fiscal year 2023, the Plan resulted in net cash outflows of approximately $25 million.

    The restructuring related costs relate primarily to the closure of facilities and include startup and training costs after relocation of equipment, and other costs incidental to the Plan.

2019 Bemis Integration Plan

    In connection with the acquisition of Bemis Company, Inc. ("Bemis"), the Company initiated restructuring activities in the fourth quarter of 2019 aimed at integrating and optimizing the combined organization.

    The 2019 Bemis Integration Plan was completed by June 30, 2022, with a final pre-tax integration cost amounting to $253 million. The total 2019 Bemis Integration Plan cost included $213 million of restructuring and related expenses, net, and $40 million of general integration expenses. The net cash expenditures for the plan, including disposal proceeds, were $170 million, of which $40 million related to general integration expenses. As part of this Plan, the Company incurred $144 million in employee related expenses, $36 million in fixed asset related expenses, $39 million in other restructuring and $45 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million.

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

    The 2018 Rigid Packaging Restructuring Plan was completed by June 30, 2021, with total pre-tax restructuring costs of $121 million, of which $78 million resulted in cash expenditures, with the main component being the cost to exit manufacturing facilities and employee related costs.

Other Restructuring Plans

    The Company has entered into other restructuring plans ("Other Restructuring Plans"). The Company's restructuring charges related to these plans were $17 million, $59 million, and $6 million for the fiscal years ended June 30, 2023, 2022, and 2021, respectively. During fiscal year 2023, the Company recorded $17 million in restructuring and related expenses classified within Other Restructuring Plans of which $3 million relate to employee related expenses, $5 million to fixed asset related expenses, $5 million to other restructuring expenses, and $4 million to restructuring related expenses. During fiscal year 2022, the Company recorded $57 million in restructuring and related expenses classified within Other Restructuring Plans triggered by the Russia-Ukraine conflict to help mitigate the impact of disposed earnings from the Russian sale.

Consolidated Amcor Restructuring Plans

    The total expenses incurred from the beginning of the Company's material restructuring plans are as follows:

($ in millions)	2018 Rigid Packaging Restructuring Plan	2019 Bemis Integration Plan (3)	2023 Restructuring Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses, Net
Fiscal year 2019	$64	$48	$—	$19	$131
Fiscal year 2020	37	60	—	18	115
Fiscal year 2021	20	68	—	6	94
Fiscal year 2022	—	37	—	59	96
Fiscal year 2023	—	—	94	17	111
Net expenses incurred	$121	$213	$94	$119	$547
(1)Fiscal year 2023 includes restructuring related costs from the 2023 Restructuring Plan of $6 million.
(2)Fiscal year 2023 includes restructuring related costs of $4 million that pertain to "Other Restructuring Plans." Fiscal year 2022 includes $55 million in restructuring expenses and $2 million of restructuring related expenses that pertain to the Russia-Ukraine conflict as discussed above in section "Other Restructuring Plans."
(3)Fiscal years 2022 and 2021 include $17 million and $13 million, respectively, of restructuring related costs from the 2019 Bemis Integration Plan.

    An analysis of the restructuring expenses by type incurred follows:

	Years ended June 30,
($ in millions)	2023	2022	2021
Employee related expenses	$68	$58	$76
Fixed asset related expenses	18	4	23
Other expenses	15	15	34
Gain on sale of business	—	—	(51)
Total restructuring expenses, net	$101	$77	$82

An analysis of the Company's restructuring plan liability, not including restructuring related liabilities, is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2020	$70	$3	$12	$85
Net charges to earnings	76	23	34	133
Cash paid	(61)	(5)	(30)	(96)
Non-cash and other	(9)	(23)	—	(32)
Foreign currency translation	2	2	1	5
Liability balance at June 30, 2021	78	—	17	95
Net charges to earnings	58	4	15	77
Cash (paid)/received, net	(27)	4	(14)	(37)
Non-cash and other	(3)	(5)	—	(8)
Foreign currency translation	(9)	—	—	(9)
Liability balance at June 30, 2022	97	3	18	118
Net charges to earnings	68	18	15	101
Cash paid	(42)	—	(13)	(55)
Non-cash and other	—	(18)	—	(18)
Foreign currency translation	3	—	1	4
Liability balance at June 30, 2023	$126	$3	$21	$150

    The Company expects the majority of the liability for employee, fixed assets related, and other costs as of June 30, 2023, to be paid within the next twelve months. The accruals related to restructuring activities have been recorded on the consolidated balance sheets under other current liabilities and other non-current liabilities.

Note 8 - Equity Method and Other Investments

    As of June 30, 2023, and 2022, the Company has invested $89 million and $22 million, respectively, in multiple equity and other investments. All of the investments are individually immaterial, with the Company's largest equity investment of $33 million in ePac Holdings, LLC ("ePac") representing an ownership of 18.9%. The Company's investment in ePac is accounted for under the equity method. All investments are included in other non-current assets in the Company's consolidated balance sheets. While immaterial in fiscal year 2023, the Company accounts for its share in ePac's net income in equity in income of affiliated companies, net of tax in the consolidated statements of income, with a three month lag due to the availability of financial information. The Company received no dividends from its equity method investments in the fiscal years ended June 30, 2023, and 2022. In fiscal year 2021, the Company received dividends of $4 million from its equity method investments.

    The Company sold its equity method investment in AMVIG Holdings Limited ("AMVIG"), where it had held a 47.6% interest, on September 30, 2020, realizing a net gain of $15 million, which was recorded in equity in income of affiliated companies, net of tax in the consolidated statements of income.

Note 9 - Property, Plant, and Equipment, Net

    The components of property, plant, and equipment, net, were as follows:

($ in millions)	June 30, 2023	June 30, 2022
Land and land improvements	$203	$201
Buildings and improvements	1,483	1,323
Plant and equipment	6,084	5,797
Total property, plant, and equipment	7,770	7,321

Accumulated depreciation	(3,963)	(3,617)
Accumulated impairment	(45)	(58)

Total property, plant, and equipment, net	$3,762	$3,646

    Depreciation expense amounted to $395 million, $398 million, and $389 million for fiscal years 2023, 2022, and 2021, respectively. Amortization of assets under finance leases is included in depreciation expense.

Note 10 - Goodwill and Other Intangible Assets

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2021	$4,437	$982	$5,419
Held for sale reclassification (1)	(16)	—	(16)
Foreign currency translation	(114)	(4)	(118)
Balance as of June 30, 2022	4,307	978	5,285
Acquisitions and acquisition adjustments (2)	98	—	98
Disposals (1)	(30)	—	(30)
Foreign currency translation	16	(3)	13
Balance as of June 30, 2023	$4,391	$975	$5,366
(1)    As of June 30, 2022, $16 million of goodwill attributable to the Russian business was classified as assets held for sale, net. When the business was disposed on December 23, 2022, an additional $30 million of goodwill was allocated and disposed of. For further information, refer to Note 5, "Acquisitions and Divestitures," and Note 6, "Held for Sale."
(2)    Acquisitions and acquisition adjustments are detailed in Note 5, "Acquisitions and Divestitures."

Other Intangible Assets, Net

    Other intangible assets, net is comprised of the following:

	June 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,987	$(660)	$1,327
Computer software	261	(185)	76
Other (2)	327	(206)	121
Total other intangible assets	$2,575	$(1,051)	$1,524

	June 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,970	$(529)	$1,441
Computer software	235	(162)	73
Other (2)	323	(180)	143
Total other intangible assets	$2,528	$(871)	$1,657
(1)Accumulated amortization and impairment included $34 million and $33 million for June 30, 2023, and 2022, respectively, of accumulated impairment in the Other category.
(2)Other included $17 million and $16 million for June 30, 2023, and 2022, respectively, of acquired intellectual property assets not yet being amortized as the related research and development projects have not yet been completed.

    Amortization expense for intangible assets during the fiscal years 2023, 2022, and 2021 was $174 million, $180 million, and $182 million, respectively. During the last three fiscal years, there were no impairment charges recorded on intangible assets.

    Estimated future amortization expense for intangible assets is as follows:

($ in millions)	Amortization
Fiscal year 2024	$173
Fiscal year 2025	159
Fiscal year 2026	156
Fiscal year 2027	141
Fiscal year 2028	141

Note 11 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. At June 30, 2023, and 2022, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding the fair value of designated receive-fixed/pay variable rate swaps) were as follows:

	June 30, 2023		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper (1) and finance leases)	$4,123	$3,844	$3,952	$3,694
(1)As of June 30, 2023, and 2022, the Company has entered into interest rate swap contracts for a total notional amount of commercial paper equal to $1.2 billion and nil, respectively. These contracts are considered to be economic hedges and the related $1.2 billion notional amount of commercial paper is also excluded from the total long-term debt with fixed interest rates.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	—	3	—	3
Interest rate swaps	—	16	—	16
Total assets measured at fair value	$—	$19	$—	$19

Liabilities
Contingent purchase consideration liabilities	$—	$—	$46	$46
Commodity contracts	—	2	—	2
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	96	—	96
Total liabilities measured at fair value	$—	$103	$46	$149

	June 30, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$6	$—	$6
Forward exchange contracts	—	7	—	7
Total assets measured at fair value	$—	$13	$—	$13

Liabilities
Contingent purchase consideration liabilities	$—	$—	$16	$16
Commodity contracts	—	3	—	3
Forward exchange contracts	—	17	—	17
Interest rate swaps	—	69	—	69
Total liabilities measured at fair value	$—	$89	$16	$105

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of June 30, 2023, the Company has contingent purchase consideration liabilities of $46 million, mainly consisting of $33 million of contingent consideration relating to current period acquisitions (refer to Note 5, "Acquisitions and Divestitures") and a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

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

    The following table sets forth a summary of changes in the value of the Company's Level 3 financial liabilities:

	June 30,
($ in millions)	2023	2022
Fair value at the beginning of the year	$16	$18
Additions due to acquisitions	33	—
Change in fair value of Level 3 liabilities	(2)	—
Payments	—	(1)
Foreign currency translation	(1)	(1)
Fair value at the end of the year	$46	$16

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets at fair value on a nonrecurring basis, generally when events or changes in circumstances indicate the carrying value may not be recoverable, or when they are deemed to be other than temporarily impaired. These assets include goodwill and other intangible assets, equity method and other investments, long-lived assets and disposal groups held for sale, and other long-lived assets. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy.

    As further discussed in Note 6, “Held for Sale,” during the fourth quarter of fiscal year 2022, the Company met the criteria to recognize the related assets and liabilities of its Russian operations as held for sale which resulted in the Company remeasuring the disposal group at its fair value, less cost to sell, which is considered a Level 3 fair value measurement.

    In addition, resulting from the effective disposal of non-core businesses during the fiscal year ended June 30, 2022, the Company recorded a total loss of $34 million, predominantly to adjust the long-lived assets to their fair value less cost to sell. Of these losses, $24 million are included within restructuring, impairment, and other related activities, net as relating to the Russia-Ukraine conflict with the balance recorded in other income, net in the consolidated statements of income. During the fiscal year ended June 30, 2022, further long-lived assets with a carrying value of $12 million were written down to a fair value of zero as the Company's Durban, South Africa, manufacturing facility was destroyed in a fire as the result of general civil unrest. In addition, during the fiscal year ended June 30, 2022, other long-lived assets in South Africa, with a carrying amount of $8 million, were written down to their estimated fair value of $4 million using level 3 inputs. These expenses are included within other income, net in the consolidated statements of income.

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

Interest Rate Risk

    The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments, including, but not limited to, interest rate swaps, cross-currency interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to the changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying consolidated statements of income in other income, net.

    In October 2022, the Company entered into interest rate swap contracts for a total notional amount of $1.25 billion. Under the terms of the contracts, the Company paid a weighted-average fixed rate of interest of 4.53% and received a variable rate of interest, based on compound overnight SOFR, for the period from November 2022 through June 2023, settled monthly. In March 2023, the Company entered into interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, the Company will pay a weighted-average fixed interest rate of 3.88% and receives a variable rate of interest, based on 1-month Term SOFR, from July 2023 through June 2024, settled monthly. As of June 30, 2023, the Company had no other receive-variable/pay-fixed interest rate swaps than those listed above. As of June 30, 2022, the Company had no receive-variable/pay-fixed interest rate swaps. Although the Company is not applying hedge accounting, the Company believes that these economic hedging instruments are effective in protecting the Company against the risks of changes in the variable interest rate on a portion of its forecasted commercial paper issuances.

    As of June 30, 2023, and 2022, the total notional amount of the Company's receive-fixed/pay-variable interest rate swaps was $650 million.

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

    As of June 30, 2023, and 2022, the notional amount of the outstanding forward contracts was $0.5 billion and $1.0 billion, respectively.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	June 30, 2023	June 30, 2022
Commodity	Volume	Volume
Aluminum	14,325 tons	17,040 tons
PET resin	0 lbs.	16,886,520 lbs.

    The following table provides the location of derivative instruments in the consolidated balance sheets:

($ in millions)	Balance Sheet Location	June 30, 2023	June 30, 2022
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$—	$6
Forward exchange contracts	Other current assets	2	3
Forward exchange contracts	Assets held for sale, net	—	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	1	1
Interest rate swaps	Other current assets	16	—
Total current derivative contracts		19	13
Total non-current derivative contracts		—	—
Total derivative asset contracts		$19	$13

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$2	$3
Forward exchange contracts	Other current liabilities	3	5
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	1	11
Total current derivative contracts		6	19
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	1	1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	96	69
Total non-current derivative contracts		97	70
Total derivative liability contracts		$103	$89

    Certain derivative financial instruments are subject to netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Years ended June 30,
($ in millions)		2023	2022	2021
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$2	$20	$1
Forward exchange contracts	Net sales	(2)	—	—
Treasury locks	Interest expense	(3)	(3)	(2)
Total		$(3)	$17	$(1)

	Location of Gain / (Loss) Recognized in the Consolidated Income Statements	Gain / (Loss) Recognized in Income for Derivatives not Designated as Hedging Instruments
		Years ended June 30,
($ in millions)		2023	2022	2021
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	$(7)	$(45)	$11
Interest rate swaps	Other income, net	16	—	—
Cross currency interest rate swaps	Other income, net	—	—	(4)
Total		$9	$(45)	$7

	Location of Loss Recognized in the Consolidated Income Statements	Loss Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Years ended June 30,
($ in millions)		2023	2022	2021
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(27)	$(75)	$(14)
Forward exchange contracts	Other income, net	—	(11)	—
Total		$(27)	$(86)	$(14)

    The changes in AOCI for effective derivatives were as follows:

	Years ended June 30,
($ in millions)	2023	2022	2021
Amounts reclassified into earnings
Commodity contracts	$(2)	$(20)	$(1)
Forward exchange contracts	2	—	—
Treasury locks	3	3	2
Change in fair value
Commodity contracts	(2)	9	22
Forward exchange contracts	(3)	(1)	3
Tax effect	1	2	—
Total	$(1)	$(7)	$26

Note 13 - Pension Plans

    The Company sponsors both funded and unfunded defined benefit pension plans that include a statutory and mandated benefit provision in various countries as well as voluntary plans (generally closed to new joiners). During fiscal year 2023, the Company maintained approximately 20 statutory and mandated defined benefit arrangements and approximately 50 voluntary defined benefit plans. The Company’s principal defined benefit plans are in the United States, Switzerland, United Kingdom, and Germany. The majority of the principal defined benefit plans are closed to new entrants and future accruals, and the majority of these plans are funded.

    During the fourth quarter of fiscal year 2023, Amcor announced a plan termination date of July 31, 2023, for one of the Company's closed principal defined benefit plans in the United States (the "U.S. Plan"). Benefit obligations related to the U.S. Plan of $265 million are expected to be distributed through a combination of lump sum payments to eligible plan participants who elect such payments, and through the purchase of group annuity contracts for the remaining participants. The U.S. Plan's benefit obligations as of June 30, 2023 were determined on a plan termination basis, assuming that a portion of eligible active and deferred vested participants will elect lump sum payments. The U.S. Plan is expected to have sufficient plan assets to satisfy the majority of the transaction obligations. Distributions are expected to begin in fiscal year 2025, which will likely trigger settlement accounting.

    During the second quarter of fiscal year 2022, the Company contracted with Pacific Life Insurance Company to purchase a group annuity contract and transfer $186 million of its pension plan assets and related benefit obligations related to three principal defined benefit plans in the United States. This transaction required a remeasurement of the pension plan assets and obligations and resulted in the recognition of a $3 million non-cash pension settlement loss in fiscal year 2022.

    Net periodic benefit cost for benefit plans includes the following components:

	Years ended June 30,
($ in millions)	2023	2022	2021
Service cost	$13	$24	$27
Interest cost	49	39	40
Expected return on plan assets	(55)	(61)	(60)
Amortization of net loss	2	5	8
Amortization of prior service credit	(3)	(3)	(2)
Curtailment credit	—	—	(1)
Settlement costs	5	8	3
Net periodic benefit cost	$11	$12	$15

    Changes in benefit obligations and plan assets were as follows:

($ in millions)	June 30, 2023	June 30, 2022
Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,314	$2,022
Service cost	13	24
Interest cost	49	39
Participant contributions	6	6
Actuarial gain	(90)	(341)
Settlements	(27)	(244)
Benefits paid	(62)	(70)
Administrative expenses	(4)	(6)
Plan amendments	(4)	1
Divestitures	—	(4)
Other	(2)	—
Foreign currency translation	31	(113)
Benefit obligation at the end of the year	$1,224	$1,314
Accumulated benefit obligation at the end of the year	$1,186	$1,269

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,195	$1,759
Actual return on plan assets	(100)	(189)
Employer contributions	26	35
Participant contributions	6	6
Benefits paid	(62)	(70)
Settlements	(27)	(244)
Administrative expenses	(4)	(6)
Foreign currency translation	27	(96)
Fair value of plan assets at the end of the year	$1,061	$1,195
Funded status at the end of the year	$(163)	$(119)

    Actuarial gains resulting in a decrease of the benefit obligation were primarily due to a weighted average increase in discount rates for the Company's pension plans of 0.5% and 1.7% for the fiscal years ended June 30, 2023, and June 30, 2022, respectively. Settlement impact for the fiscal year ended June 30, 2022, is attributed to group annuity contracts, primarily a $186 million contract with Pacific Life Insurance Company, and other lump sum transfers and payments.

    The following table provides information for defined benefit plans with a projected benefit obligation in excess of plan assets:

($ in millions)	June 30, 2023	June 30, 2022
Projected benefit obligation	$832	$398
Fair value of plan assets	601	189

    The following table provides information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

($ in millions)	June 30, 2023	June 30, 2022
Accumulated benefit obligation	$799	$357
Fair value of plan assets	589	177

    The following table provides information as to how the funded status is recognized in the consolidated balance sheets:

($ in millions)	June 30, 2023	June 30, 2022
Non-current assets - Employee benefit assets	$67	$89
Current liabilities - Other current liabilities	(6)	(7)
Non-current liabilities - Employee benefit obligations	(224)	(201)
Funded status	$(163)	$(119)

    Amounts recognized in other comprehensive (income)/loss for the fiscal years ended are as follows:

	Years ended June 30,
($ in millions)	2023	2022	2021
Changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial loss/(gain) occurring during the year	$65	$(91)	$(58)
Net prior service loss/(gain) occurring during the year	(4)	1	(16)
Amortization of actuarial loss	(2)	(5)	(8)
Gain recognized due to settlement/curtailment	(4)	(8)	(2)
Amortization of prior service credit	3	3	2
Acquisition/disposal loss	—	(1)	—
Foreign currency translation	3	(14)	16
Tax effect	(11)	21	14
Total recognized in other comprehensive (income)/loss	$50	$(94)	$(52)

    Amounts in AOCI that have not yet been recognized as net periodic benefit cost, as of fiscal year-ends, are as follows:

	June 30,
($ in millions)	2023	2022	2021
Net prior service credit	$(17)	$(15)	$(20)
Net actuarial loss	128	65	185
Accumulated other comprehensive loss at the end of the year	$111	$50	$165

    Weighted-average assumptions used to determine benefit obligations at fiscal year-ends were:

	June 30,
	2023	2022	2021
Discount rate	4.3%	3.8%	2.1%
Rate of compensation increase	1.9%	2.3%	1.7%

    Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended were:

	June 30,
	2023	2022	2021
Discount rate	3.8%	2.1%	2.0%
Rate of compensation increase	2.3%	1.7%	1.9%
Expected long-term rate of return on plan assets	4.4%	3.8%	3.5%

    Where funded, the Company and, in some countries, the employees make cash contributions into the pension fund. In the case of unfunded plans, the Company is responsible for benefit payments as they fall due. Plan funding requirements are generally determined by local regulation and/or best practice and differ between countries. The local statutory funding positions are not necessarily consistent with the funded status disclosed on the consolidated balance sheets. For any funded plans in deficit (as measured under local country guidelines), the Company agrees with the trustees and plan fiduciaries to undertake suitable funding programs to provide additional contributions over time in accordance with local country requirements. Contributions to the Company's defined benefit pension plans, not including unfunded plans, are expected to be $29 million over the next fiscal year.

    The following benefit payments for the succeeding five fiscal years and thereafter, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)
2024	$72
2025	320
2026	56
2027	56
2028	58
2029-2033	308

    The fiscal year 2025 benefit payments include the expected distributions associated with the plan termination announced for the U.S. Plan.

    The ERISA Benefit Plan Committee in the United States, the Pension Plan Committee in Switzerland, and the Trustees of the pension plans in UK establish investment policies, investment strategies, allocation strategies, and investment risk profiles for the Company's pension plan assets and are required to consult with the Company on changes to their investment policy. In developing the expected long-term rate of return on plan assets at each measurement date, the Company considers the plan assets' historical returns, asset allocations, and the anticipated future economic environment and long-term performance of the asset classes. While appropriate consideration is given to recent and historical investment performance, the assumption represents management's best estimate of the long-term prospective return.

    The pension plan assets measured at fair value were as follows:

	June 30, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$114	$54	$—	$168
Debt securities	77	405	—	482
Real estate	7	105	—	112
Insurance contracts	—	—	192	192
Cash and cash equivalents	58	13	—	71
Other	5	22	9	36
Total	$261	$599	$201	$1,061

	June 30, 2022
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$111	$98	$—	$209
Debt securities (1)	73	378	—	451
Real estate	7	121	2	130
Insurance contracts	—	—	216	216
Cash and cash equivalents	21	3	—	24
Other	5	26	134	165
Total	$217	$626	$352	$1,195
(1)Certain prior year amounts were reclassified to conform to current year presentation.

Equity securities: Valued primarily at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on significant observable inputs such as fund values provided by the independent fund administrators (Level 2).

Debt securities: Consists of government and corporate debt securities. Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators, pricing of similar agency issues, reported trades, broker/dealer quotes, issuer spread, live trading feeds from several vendors, and benchmark yields (Level 2). Inputs may be prioritized differently at certain times based on market conditions.

Real estate: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators (Level 2).

Insurance contracts: Valued based on the present value of the underlying insured liabilities (Level 3).

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

Level 2: Assets held in diversified growth funds, pooled funds, financing funds, and derivatives, where the values of the assets are determined by the investment managers or other independent third parties, based on observable inputs.

Level 3: Indemnified plan assets and pooled funds (equity, credit, macro-orientated, multi-strategy, cash, and other). The values of indemnified plan assets are determined based on the value of the liabilities that the assets cover. The value of the pooled funds is calculated by the investment managers based on the net asset values of the underlying portfolios.

    The following table sets forth a summary of changes in the value of the Company's Level 3 assets:

($ in millions)
Balance as of June 30, 2022	$352
Actual return on plan assets	(51)
Purchases, sales, and settlements	(8)
Transfer out of Level 3 (1)	(93)
Foreign currency translation	1
Balance as of June 30, 2023	$201
(1)In preparation for a buy-in policy contract that was executed in July 2023, the Company transferred certain Level 3 assets into Level 1 assets and Level 2 assets in fiscal year 2023. Refer to Note 24, "Subsequent Events," for further information.

Note 14 - Debt

Long-Term Debt

    The following table summarizes the carrying value of long-term debt as of June 30, 2023, and 2022, respectively:

			June 30,
($ in millions)	Maturities	Interest rates	2023	2022
Term debt
Euro bonds, €300 million (1)(3)	Mar 2023	2.75%	$—	$313
U.S. dollar notes, $500 million	May 2025	4.00%	500	500
U.S. dollar notes, $600 million	Apr 2026	3.63%	600	600
U.S. dollar notes, $300 million	Sep 2026	3.10%	300	300
Euro bonds, €500 million	Jun 2027	1.13%	543	522
U.S. dollar notes, $500 million	May 2028	4.50%	500	500
U.S. dollar notes, $500 million	Jun 2030	2.63%	500	500
U.S. dollar notes, $800 million	May 2031	2.69%	800	800
U.S. dollar notes, $500 million (4)	May 2033	5.63%	500	—
Total term debt			4,243	4,035

Bank loans			22	22
Commercial paper (1)			2,445	2,310
Other loans (2)			33	18
Finance lease obligations			50	62
Fair value hedge accounting adjustments (5)			(96)	(69)
Unamortized discounts and debt issuance costs			(31)	(24)
Total debt			6,666	6,354
Less: current portion			(13)	(14)
Total long-term debt			$6,653	$6,340
(1)Indicates debt which has been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.
(2)Includes other loans of $12 million and nil for June 30, 2023, and 2022, respectively, which have been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.
(3)On March 22, 2023, the Company redeemed Euro bonds of €300 million at maturity. The redemption was funded with commercial paper.
(4)On May 26, 2023, the Company issued U.S. dollar notes with an aggregate principal amount of $500 million and a contractual maturity in May 2033. The notes pay a coupon of 5.63% per annum, payable semi-annually in arrears. The notes are unsecured senior obligations of the Company and are fully and unconditionally guaranteed by the Company and certain of its subsidiaries.
(5)Relates to fair value hedge basis adjustments relating to interest rate hedging.

    The following table summarizes the contractual maturities of the Company's long-term debt, including current maturities (excluding payments for finance leases) as of June 30, 2023, for the succeeding five fiscal years:

($ in millions)
2024	$3
2025 (1)	1,933
2026	600
2027 (2)	1,867
2028	504
(1) Commercial paper denominated in U.S. dollars is classified as maturing in 2025, supported by the 3-year syndicated facility, with a 1-year option to extend.
(2) Commercial paper denominated in Euros is classified as maturing in 2027, supported by the 5-year syndicated facility, with a 1-year option to extend.

Bank and other loans

    The Company has entered into syndicated and bilateral multi-currency credit facilities with financial institutions. On April 26, 2022, the Company entered into three- and five-year syndicated facility agreements that each provide a revolving credit facility of $1.9 billion or $3.8 billion in total. The facilities are unsecured and have contractual maturities in April 2025 and April 2027, respectively. The agreements include customary terms and conditions for a syndicated facility of this nature, and the revolving tranches have two 12-month options available to extend the maturity date.

    Interest charged on borrowings under the credit facilities is based on the applicable market rate plus the applicable margin. As of June 30, 2023, and 2022, the Company's credit facilities amounted to $3.8 billion.

    As of June 30, 2023, and 2022, the Company has $1.3 billion and $1.4 billion of undrawn commitments, respectively. The Company incurs facility fees of 0.125% on the undrawn commitments. Such facility fees incurred were immaterial in the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

    As of June 30, 2023, and 2022, land and buildings with a carrying value of $38 million have been pledged as security for bank and other loans.

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

    On March 22, 2023, the Company redeemed Euro bonds of €300 million (equivalent to $322 million) at maturity. The redemption was funded with commercial paper. The notes carried an interest rate of 2.75%.

Priority, Guarantees, and Financial Covenants

    All the notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by certain existing subsidiaries that guarantee its other indebtedness.

    The Company's primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness the Company can incur to 10.0% of total tangible assets, subject to some exceptions and variations by facility. The Company is required to satisfy certain financial covenants pursuant to its bank debt facilities, which are tested as of the last day of each quarterly and annual financial period. The covenants require the Company to maintain a leverage ratio of not higher than 3.9 times, which is calculated as total net debt divided by Adjusted EBITDA. As of June 30, 2023, and 2022, the Company was in compliance with all debt covenants.

Short-Term Debt

    Short-term debt is generally used to fund working capital requirements. The Company has classified commercial paper as long-term as of June 30, 2023, in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

    The following table summarizes the carrying value of short-term debt as of June 30, 2023, and 2022, respectively:

	June 30,
($ in millions)	2023	2022
Bank loans	$13	$32
Bank overdrafts	67	104
Total short-term debt	$80	$136
    As of June 30, 2023, the Company paid a weighted-average interest rate of 3.98% per annum on short-term debt, payable at maturity. As of June 30, 2022, the Company paid a weighted-average interest rate of 1.40% per annum, payable at maturity.

Note 15 - Leases

    The components of lease expense are as follows:

	Years ended June 30,
($ in millions)	2023	2022	2021
Operating lease expense (1)	$127	$130	$113
Short-term and variable lease expense (2)	21	17	20

Finance lease expense
Amortization of right-of-use assets (2)	4	2	2
Interest on lease liabilities (3)	2	1	1

Total lease expense	$154	$150	$136
(1)Included in both cost of sales and selling, general, and administrative expenses
(2)Included primarily in cost of sales
(3)Included in interest expense

    The Company's leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2023, the Company does not have material lease commitments that have not commenced.

    Supplemental balance sheet information related to leases:

		June 30,
($ in millions)	Balance Sheet Location	2023	2022
Assets
Operating lease right-of-use assets, net	Operating lease assets	$533	$560
Finance lease assets (1)	Property, plant, and equipment, net	57	62
Total lease assets		$590	$622

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$101	$101
Non-current operating lease liabilities	Operating lease liabilities	463	493
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	10	10
Non-current finance lease liabilities	Long-term debt, less current portion	40	52
Total lease liabilities		$614	$656
(1)Finance lease assets are recorded net of accumulated amortization of $12 million and $9 million as of June 30, 2023 and 2022, respectively.

    Supplemental cash flow information related to leases:

	Years ended June 30,
($ in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118	$122	$111
Operating cash flows from finance leases	2	1	1
Financing cash flows from finance leases	11	5	2

Lease assets obtained in exchange for new lease obligations:
Operating leases	$26	$55	$55
Finance leases	—	34	1
Other non-cash modifications to lease assets:
Operating leases	33	88	56

    The following table presents the maturities of the Company's lease liabilities recorded on the consolidated balance sheets as of June 30, 2023:

($ in millions)	Operating Leases	Finance Leases
Fiscal year 2024	$115	$11
Fiscal year 2025	99	11
Fiscal year 2026	89	6
Fiscal year 2027	74	2
Fiscal year 2028	63	2
Thereafter	218	26
Total lease payments	658	58
Less: imputed interest	(94)	(8)
Total lease liabilities	$564	$50

    The weighted-average remaining lease term and discount rate are as follows:

	June 30,
	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	8.0	9.0
Finance leases	10.3	10.1

Weighted-average discount rate:
Operating Leases	3.6%	3.3%
Finance leases	3.0%	2.9%

Note 16 - Shareholders' Equity

    The changes in ordinary and treasury shares during fiscal years 2023, 2022, and 2021, were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2020	1,569	$16	7	$(67)
Share buyback/cancellations	(31)	(1)	—	—
Options exercised and shares vested	—	—	(5)	46
Purchase of treasury shares	—	—	1	(8)
Balance as of June 30, 2021	1,538	15	3	(29)
Share buyback/cancellations	(49)	—	—	—
Options exercised and shares vested	—	—	(13)	154
Purchase of treasury shares	—	—	12	(143)
Balance as of June 30, 2022	1,489	15	2	(18)
Share buyback/cancellations	(41)	(1)	—	—
Options exercised and shares vested	—	—	(19)	227
Purchase of treasury shares	—	—	18	(221)
Balance as of June 30, 2023	1,448	$14	1	$(12)

    The changes in the components of accumulated other comprehensive loss during the fiscal years ended June 30, 2023, 2022, and 2021 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2020	$(896)	$(13)	$(106)	$(34)	$(1,049)
Other comprehensive income before reclassifications	179	—	44	25	248
Amounts reclassified from accumulated other comprehensive loss	26	—	8	1	35
Net current period other comprehensive income	205	—	52	26	283
Balance as of June 30, 2021	(691)	(13)	(54)	(8)	(766)
Other comprehensive income / (loss) before reclassifications	(220)	—	85	6	(129)
Amounts reclassified from accumulated other comprehensive loss	19	—	9	(13)	15
Net current period other comprehensive income / (loss)	(201)	—	94	(7)	(114)
Balance as of June 30, 2022	(892)	(13)	40	(15)	(880)
Other comprehensive loss before reclassifications	(9)	—	(53)	(4)	(66)
Amounts reclassified from accumulated other comprehensive loss	78	—	3	3	84
Net current period other comprehensive income/(loss)	69	—	(50)	(1)	18
Balance as of June 30, 2023	$(823)	$(13)	$(10)	$(16)	$(862)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	For the years ended June 30,
($ in millions)	2023	2022	2021
Amortization of pension:
Amortization of prior service credit	$(3)	$(3)	$(2)
Amortization of actuarial loss	2	5	8
Acquisition/disposal loss	—	1	—
Effect of pension settlement/curtailment	4	8	2
Total before tax effect	3	11	8
Tax effect on amounts reclassified into earnings	—	(2)	—
Total net of tax	$3	$9	$8

(Gains)/losses on cash flow hedges:
Commodity contracts	$(2)	$(20)	$(1)
Forward exchange contracts	2	—	—
Treasury locks	3	3	2
Total before tax effect	3	(17)	1
Tax effect on amounts reclassified into earnings	—	4	—
Total net of tax	$3	$(13)	$1

Losses on foreign currency translation:
Foreign currency translation adjustment (1)	$78	$19	$26
Total before tax effect	78	19	26
Tax effect on amounts reclassified into earnings	—	—	—
Total net of tax	$78	$19	$26
(1)During the fiscal year ended June 30, 2023, the Company disposed of its Russian business and certain non-core operations and transferred $73 million and $5 million, respectively, of accumulated foreign currency translation from accumulated other comprehensive loss to earnings. During the fiscal year ended June 30, 2022, the Company effectively disposed of a non-core business and transferred $19 million of accumulated foreign currency translation from accumulated other comprehensive loss to earnings. During the fiscal year ended June 30, 2021, the Company recorded a gain on disposal of AMVIG and other non-core businesses. Upon completion of the transactions, $26 million of accumulated foreign currency translation was transferred from accumulated other comprehensive loss to earnings. Refer to Note 5, "Acquisitions and Divestitures," and Note 8, "Equity Method and Other Investments," for further information.

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments. This exposes the Company to market price risk.

    To manage the market price risk, the Company has entered into forward contracts for the purchase of its ordinary shares. As of June 30, 2023, the Company has entered into forward contracts that mature between September 2023 and November 2023 to purchase 9 million shares at a weighted average price of $12.39. As of June 30, 2022, the Company had outstanding forward contracts for 14 million shares at a weighted average price of $12.67 that matured between November 2022 and June 2023.

    The forward contracts to purchase the Company's own shares are classified as a current liability. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts at each reporting period was determined based on the present value of the cost required to settle the contracts.

Note 17 - Income Taxes

    Amcor plc is a tax resident of the United Kingdom of Great Britain and Northern Ireland ("UK").

    The components of income before income taxes and equity in income of affiliated companies were as follows:

	Years ended June 30,
($ in millions)	2023	2022	2021
Domestic (UK)	$82	$(58)	$(25)
Foreign	1,169	1,173	1,218
Total income before income taxes and equity in income of affiliated companies	$1,251	$1,115	$1,193

    Income tax expense consisted of the following:

	Years ended June 30,
($ in millions)	2023	2022	2021
Current tax
Domestic (UK)	$3	$2	$11
Foreign	247	331	246
Total current tax	250	333	257
Deferred tax
Domestic (UK)	(6)	(10)	(1)
Foreign	(51)	(23)	5
Total deferred tax	(57)	(33)	4
Income tax expense	$193	$300	$261

    The following is a reconciliation of income tax computed at the UK statutory tax rate of 20.5%, 19.0%, and 19.0% for fiscal years 2023, 2022, and 2021, respectively, to income tax expense.

	Years ended June 30,
($ in millions)	2023	2022	2021
Income tax expense at statutory rate	$256	$212	$227
Foreign tax rate differential	54	43	18
Capital gain on the sale of the Russian business	(63)	—	—
Non-deductible expenses, non-taxable items, net	16	(2)	2
Change in valuation allowance	(7)	4	40
Uncertain tax positions, net	(39)	62	32
Other (1)	(24)	(19)	(58)
Income tax expense	$193	$300	$261

(1)In fiscal year 2023, Other is comprised of effects of foreign currency exchange of $25 million, adjustments to prior year, movement in deferred tax positions, changes in tax rate, and other individually immaterial items. In fiscal year 2022, Other is comprised of adjustments to prior year, movements in deferred tax positions of $13 million, changes in tax rates, and other individually immaterial items. In fiscal year 2021, Other is comprised of adjustments to prior fiscal year, including one related to the crystallization of benefits from business restructuring of $45 million, changes in tax rate, and other individually immaterial items.

    Amcor operates in over forty different jurisdictions with a wide range of statutory tax rates. The tax expense from operating in non-UK jurisdictions in excess of the UK statutory tax rate is included in the line "Foreign tax rate differential" in the above tax rate reconciliation table. For fiscal year 2023, the Company's effective tax rate was 15.4% as compared to the effective tax rates of 26.9% and 21.9% for fiscal years 2022 and 2021, respectively. The lower effective tax rate for fiscal year 2023 is largely attributable to the non-taxable gain on the disposal of the Russian business and the release of provisions for uncertain tax positions related to the disposed Russian business. The increase in fiscal year 2022 compared to fiscal year 2021 was predominantly attributable to an increase in tax provisions for uncertain tax positions.

    Significant components of deferred tax assets and liabilities are as follows:

	June 30,
($ in millions)	2023	2022
Deferred tax assets
Inventories	$20	$15
Accrued employee benefits	70	62
Provisions	4	18
Net operating loss carryforwards	332	325
Tax credit carryforwards	37	39
Accruals and other	46	48
Total deferred tax assets	509	507
Valuation allowance	(400)	(407)
Net deferred tax assets	109	100
Deferred tax liabilities
Property, plant, and equipment	(294)	(319)
Other intangible assets	(259)	(304)
Derivatives and other financial instruments	(25)	(4)
Undistributed foreign earnings	(13)	(20)
Total deferred tax liabilities	(591)	(647)
Net deferred tax liability	(482)	(547)
Balance sheet location:
Deferred tax assets	134	130
Deferred tax liabilities	(616)	(677)
Net deferred tax liability	$(482)	$(547)

    The Company maintains a valuation allowance on net operating losses and other deferred tax assets in jurisdictions for which it does not believe it is more likely than not to realize those deferred tax assets based upon all available positive and negative evidence, including historical operating performance, carry-back periods, reversal of taxable temporary differences, tax planning strategies, and earnings expectations. The Company's valuation allowance decreased by $7 million, increased by $4 million, and increased by $40 million for fiscal years 2023, 2022, and 2021, respectively.

    As of June 30, 2023, and 2022, the Company had total net operating loss carry forwards, including capital losses, in the amount of $1.3 billion and $1.2 billion, respectively, and tax credits of $37 million and $39 million, respectively. The vast majority of the losses and tax credits do not expire.

    The Company considers the following factors, among others, in evaluating its plans for indefinite reinvestment of its subsidiaries' earnings: (i) the forecasts, budgets, and financial requirements of the Company and its subsidiaries, both for the long-term and for the short-term; and (ii) the tax consequences of any decision to repatriate or reinvest earnings of any subsidiary. As of June 30, 2023, the Company has not provided deferred taxes on approximately $1.3 billion of earnings in certain foreign subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable. As of June 30, 2023, a cumulative deferred tax liability of $13 million has been recorded attributable to undistributed earnings that the Company has deemed are not indefinitely reinvested. The remaining undistributed earnings of the Company's subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there is no provision for income or withholding taxes on these earnings.

    The Company accounts for its uncertain tax positions in accordance with ASC 740, "Income Taxes." At June 30, 2023, and 2022, unrecognized tax benefits totaled $155 million and $195 million, respectively, all of which would favorably impact the effective tax rate if recognized.

    The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2023, 2022, and 2021, the Company's accrual for interest and penalties for these uncertain tax positions was $13 million, $12 million, and $12 million, respectively. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years presented is as follows:

	June 30,
($ in millions)	2023	2022	2021
Balance at the beginning of the year	$195	$133	$101
Additions based on tax positions related to the current year	12	50	39
Additions for tax positions of prior years	24	19	7
Reductions for tax positions from prior years	(69)	(6)	(12)
Reductions for settlements	(5)	—	—
Reductions due to lapse of statute of limitations	(2)	(1)	(2)
Balance at the end of the year	$155	$195	$133

    The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. The fiscal years 2017 through 2022 remain open for examination by the United States Internal Revenue Service ("IRS"), the fiscal year 2021 remains open for examination by His Majesty’s Revenue & Customs ("HMRC"), and the fiscal years 2011 through 2022 are currently subject to audit or remain open for examination in various tax jurisdictions.

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

Note 18 - Share-based Compensation

    The Company's equity incentive plans include grants of share options, restricted share units, performance shares, performance rights, and share rights.

    In fiscal years 2023, 2022, and 2021, share options and performance rights or performance shares (awarded to U.S. participants in place of performance rights) were granted to officers and employees. The exercise price for share options was set at the time of grant. The requisite service period for outstanding share options, performance rights, or performance shares ranges from two to three years. The awards are also subject to performance and market conditions. At vesting, share options can be exercised and converted to ordinary shares on a one-for-one basis, subject to payment of the exercise price. The contractual term of the share options ranges from five to six years from the grant date. At vesting, performance rights can be exercised and converted to ordinary shares on a one-for-one basis. Performance shares vest automatically and convert to ordinary shares on a one-for-one basis.

    Restricted share units may be granted to directors, officers, and employees of the Company and vest on terms as described in the award. The restrictions prevent the participant from disposing of the restricted share units during the vesting period. The fair value of restricted share units is determined based on the closing price of the Company's shares on the grant date.

    Share rights may be granted to directors, officers, and employees of the Company and vest on terms as described in the award. The restrictions prevent the participant from disposing of the share rights during the vesting period. The fair value of share rights is determined based on the closing price of the Company's shares on the grant date, adjusted for dividend yield.

    As of June 30, 2023, 41 million shares were reserved for future grants. The Company uses treasury shares to settle share-based compensation obligations. Treasury shares are acquired through market purchases throughout the fiscal year for the required number of shares.

    Share-based compensation expense was primarily recorded in selling, general, and administrative expenses in the consolidated statements of income. The total share-based compensation expense in fiscal years 2023, 2022, and 2021 amounted to $54 million, $63 million, and $58 million,

    As of June 30, 2023, there was $71 million of total unrecognized compensation cost related to all unvested share options and other equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

    The weighted-average grant date fair values by type of equity incentive plan for awards granted in fiscal years 2023, 2022, and 2021 were as follows:

	For the years ended June 30,
(in $ per unit of award)	2023	2022	2021
Share options (1)	1.66	1.29	1.08
Restricted share units	11.91	11.62	11.06
Performance rights/shares (2)	8.18	9.40	7.22
Share rights	10.90	11.44	10.22
(1)The fair value of share options was determined using Black-Scholes option pricing model with the following key assumptions for the fiscal years ended June 30, 2023, 2022, and 2021, respectively: risk-free interest rate of 3.4% (2022: 1.0%, 2021: 0.2%), expected share-price volatility of 23.0% (2022: 22.0%, 2021: 25.0%), expected dividend yield of 4.0% (2022: 4.1%, 2021: 4.7%), and expected life of options of 6.1 years (2022: 6.1 years, 2021: 6.1 years).
(2)The fair value of performance rights/shares was determined using a combination of Black-Scholes option pricing model and Monte Carlo simulation. The key assumptions for the fiscal years ended June 30, 2023, 2022, and 2021, respectively, were: risk-free interest rate of 3.5% (2022: 0.4%, 2021: 0.2%), expected share-price volatility of 23.0% (2022: 22.0%, 2021: 25.0%), and expected dividend yield of 4.0% (2022: 4.1%, 2021: 4.7%).

    Changes in outstanding share options were as follows:

	Share options
	Number	Weighted-average Exercise Price
	(in millions)
Share options outstanding at June 30, 2022	45	$10.66
Granted	7	11.79
Exercised	(13)	9.88
Forfeited	(6)	10.24
Share options outstanding at June 30, 2023	33	11.29
Vested and exercisable at June 30, 2023	9	$10.06

    As of June 30, 2023, the share options outstanding have an intrinsic value of $1 million and a remaining weighted average contractual life of 3.7 years. As of June 30, 2023, the share options that have vested and are exercisable have an intrinsic value of $1 million and a remaining weighted average contractual life of 2.1 years.

    The Company received $134 million, $114 million, and $30 million on the exercise of stock options during the fiscal years ended June 30, 2023, 2022, and 2021, respectively. During the fiscal years ended June 30, 2023, 2022, and 2021, the intrinsic value associated with the exercise of share options was $31 million, $15 million, and $6 million, respectively. The grant date fair value of share options vested was $15 million, $13 million, and $2 million for fiscal years ended June 30, 2023, 2022, and 2021, respectively.

    Changes in outstanding other equity incentive plans and the fair values vested are presented below:

	Restricted share units		Performance rights/shares		Share rights
	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value
	(in millions)		(in millions)		(in millions)
Outstanding at June 30, 2022	1	$11.41	11	$7.79	4	$10.90
Granted	1	11.91	4	8.18	2	10.90
Exercised	(1)	11.16	(3)	6.65	(2)	10.26
Forfeited	—	—	(1)	7.46	—	—
Outstanding at June 30, 2023	1	$11.67	11	$8.20	4	$11.22

Fair value vested ($ in millions)	Restricted share units		Performance rights/shares		Share rights
Year Ended June 30, 2023	$2		$16		$20
Year Ended June 30, 2022	3		8		7
Year Ended June 30, 2021	3		3		5

Note 19 - Earnings Per Share Computations

    The Company applies the two-class method when computing its earnings per share ("EPS"), which requires that net income per share for each class of share be calculated assuming all of the Company's net income is distributed as dividends to each class of share based on their contractual rights.

    Basic EPS is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding after excluding the ordinary shares to be repurchased using forward contracts. Diluted EPS includes the effects of share options, restricted share units, performance rights, performance shares, and share rights, if dilutive.

	Years ended June 30,
($ in millions, except per share amounts)	2023	2022	2021
Numerator
Net income attributable to Amcor plc	$1,048	$805	$939
Distributed and undistributed earnings attributable to shares to be repurchased	(7)	(3)	(2)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$1,041	$802	$937

Denominator
Weighted-average ordinary shares outstanding	1,478	1,514	1,553
Weighted-average ordinary shares to be repurchased by Amcor plc	(10)	(5)	(2)
Weighted-average ordinary shares outstanding for EPS—basic	1,468	1,509	1,551
Effect of dilutive shares	8	6	5
Weighted-average ordinary shares outstanding for EPS—diluted	1,476	1,516	1,556

Per ordinary share income
Basic earnings per ordinary share	$0.709	$0.532	$0.604
Diluted earnings per ordinary share	$0.705	$0.529	$0.602

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 16 million, 7 million, and 6 million shares at June 30, 2023, 2022, and 2021, respectively. Basic and diluted weighted average ordinary shares outstanding have decreased in fiscal years 2023, 2022, and 2021 due to share repurchases.

Note 20 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At June 30, 2023, the Company has recorded accruals of $14 million, included in other non-current liabilities in the consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the accrual of $26 million as of June 30, 2023. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of June 30, 2023, the Company provided letters of credit of $16 million, judicial insurance of $2 million, and deposited cash of $14 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or only partially, cover the total potential exposures. As of June 30, 2023, the Company has recorded aggregate accruals of $9 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of June 30, 2023, the Company has also recorded aggregate accruals of $54 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the fiscal year ended June 30, 2023.

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

    The Company evaluates performance and allocates resources based on adjusted earnings before interest and taxes ("Adjusted EBIT"). The Company defines Adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in income of affiliated companies, net of tax.

    The accounting policies of the reportable segments are the same as those in the consolidated financial statements.

    The following table presents information about reportable segments. Intersegment sales are not material and therefore are not presented in the table below.

	Years ended June 30,
($ in millions)	2023	2022	2021
Flexibles	$11,154	$11,151	$10,038
Rigid Packaging	3,540	3,393	2,823
Other	—	—	—
Net sales	$14,694	$14,544	$12,861
Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	1,429	1,517	1,427
Rigid Packaging	265	289	299
Other	(86)	(105)	(105)
Adjusted EBIT	1,608	1,701	1,621
Less: 2018/2019 Restructuring programs (1)	—	(37)	(88)
Less: Amortization of acquired intangible assets from business combinations (2)	(160)	(163)	(165)
Less: Impact of hyperinflation (3)	(24)	(16)	(19)
Less: Pension settlements (4)	(5)	(8)	—
Add/(Less): Net gain/(loss) on disposals (5)	—	(10)	9
Less: Property and other losses, net (6)	(2)	(13)	—
Add/(Less): Russia-Ukraine conflict impacts (7)	90	(200)	—
Add/(Less): Other (8)	3	(4)	(7)
Interest income	31	24	14
Interest expense	(290)	(159)	(153)
Equity in income of affiliated companies, net of tax	—	—	(19)
Income before income taxes and equity in income of affiliated companies	$1,251	$1,115	$1,193
(1)2018/2019 Restructuring programs includes restructuring and related expenses for the 2019 Bemis Integration Plan for fiscal year 2022, and 2018 Rigid Packaging Restructuring Plan and the 2019 Bemis Integration Plan for fiscal year 2021. Refer to Note 7, "Restructuring," for more information.
(2)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(3)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(4)Pension settlements in fiscal year 2023 primarily includes the settlement of a small European plan and in fiscal year 2022 the purchase of group annuity contracts and transfer of pension plan assets and related benefit obligations. Refer to Note 13, "Pension Plans," for more information.
(5)Net gain/(loss) on disposals, excluding the disposal of the Company's Russian business, includes an expense of $10 million from the disposal of non-core assets in fiscal year 2022. Refer to Note 11, "Fair Value Measurements," for more information. Fiscal year 2021 includes the gain realized upon the disposal of AMVIG and the loss upon disposal of other non-core businesses not part of material restructuring programs. Refer to Note 8, "Equity Method and Other Investments," for further information on the disposal of AMVIG and Note 5, "Acquisitions and Divestitures," for more information regarding the other disposals.
(6)Property and other losses, net in fiscal year 2023 includes property claims and losses of $5 million and $3 million of net insurance recovery related to the closure of the Company's South African business. Fiscal year 2022 includes business losses primarily associated with the destruction of the Company's Durban, South Africa facility during general civil unrest in July 2021, net of insurance recovery.
(7)Russia-Ukraine conflict impacts in fiscal year 2023 includes a pre-tax net gain on the sale of the Company's Russian business of $215 million, incremental costs of $18 million, and restructuring and related expenses of $107 million incurred in connection with the conflict. Fiscal year 2022 includes $138 million of impairment charges, $57 million of restructuring and related expenses, and $5 million of other expenses. Refer to Note 4, "Restructuring, Impairment, and Other Related Activities, Net, " and Note 7, "Restructuring," for further information.
(8)Other in fiscal year 2023 includes restructuring, acquisition, litigation, and integration expenses of $13 million and fair value gains of $16 million on economic hedges. Fiscal years 2022 and 2021 include costs associated with the Bemis transaction and fiscal year 2021 also includes a $19 million benefit related to Brazil indirect taxes resulting from a May 2021 Brazil Supreme Court decision.

    The tables below present additional financial information by reportable segments:

    Capital expenditures for the acquisition of long-lived assets by reportable segment were:

	Years ended June 30,
($ in millions)	2023	2022	2021
Flexibles	$384	$376	$336
Rigid Packaging	133	136	127
Other	9	15	5
Total capital expenditures for the acquisition of long-lived assets	$526	$527	$468

    Depreciation and amortization by reportable segment were:

	Years ended June 30,
($ in millions)	2023	2022	2021
Flexibles	$436	$450	$447
Rigid Packaging	125	120	115
Other	8	9	10
Total depreciation and amortization	$569	$579	$572

    Total assets by segment is not disclosed as the Company's Chief Operating Decision Maker does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The Company did not have sales to a single customer that exceeded 10% of consolidated net sales for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

    Sales by major product were:

		Years ended June 30,
($ in millions)	Segment	2023	2022	2021
Films and other flexible products	Flexibles	$10,061	$10,033	$8,934
Specialty flexible folding cartons	Flexibles	1,093	1,118	1,104
Containers, preforms, and closures	Rigid Packaging	3,540	3,393	2,823
Net sales		$14,694	$14,544	$12,861

    The following table provides long-lived asset information for the major countries in which the Company operates. Long-lived assets include property, plant, and equipment, net of accumulated depreciation and impairments.

	June 30,
($ in millions)	2023	2022
United States of America	$1,710	$1,720
Other countries (1)	2,052	1,926
Long-lived assets	$3,762	$3,646
(1)Includes the Company's country of domicile, Jersey. The Company had no long-lived assets in Jersey in any period shown. No individual country represented more than 10% of the respective totals.

    The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operations:

	Year Ended June 30, 2023
($ in millions)	Flexibles	Rigid Packaging	Total
North America	$4,411	$2,745	$7,156
Latin America	1,114	795	1,909
Europe (1)	3,952	—	3,952
Asia Pacific	1,677	—	1,677
Net sales	$11,154	$3,540	$14,694

	Year Ended June 30, 2022
($ in millions)	Flexibles	Rigid Packaging	Total
North America	$4,296	$2,656	$6,952
Latin America	1,060	737	1,797
Europe (1)	4,062	—	4,062
Asia Pacific	1,733	—	1,733
Net sales	$11,151	$3,393	$14,544

	Year Ended June 30, 2021
($ in millions)	Flexibles	Rigid Packaging	Total
North America	$3,719	$2,319	$6,038
Latin America	914	504	1,418
Europe (1)	3,828	—	3,828
Asia Pacific	1,577	—	1,577
Net sales	$10,038	$2,823	$12,861

(1)Includes the Company's country of domicile, Jersey. The Company had no sales in Jersey in the periods shown.

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

    The entities above were the only parties to the Deed as of June 30, 2023, and comprise the closed group for the purposes of the Deed (and also the extended closed group). ARP North America Holdco Ltd and ARP LATAM Holdco Ltd were newly incorporated entities and were added to the deed on September 25, 2019. By a Revocation Deed, dated September 9, 2021, the Deed was revoked in respect of Amcor Flexibles (Dandenong) Pty Ltd, Packsys Pty Ltd, Packsys Holdings (Aus) Pty Ltd, and Techni-Chem Australia Pty Ltd. No other parties have been added, removed or the subject to a notice of disposal since September 9, 2021.

    By entering into the Deed, the wholly owned subsidiaries have been relieved from the requirement to prepare a financial report and directors’ report under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785.

    The following consolidated financial statements are additional disclosure items specifically required by ASIC and represent the consolidated results of the entities subject to the Deed.

Deed of Cross Guarantee
Consolidated Statements of Income
($ in millions)

For the years ended June 30,	2023	2022
Net sales	$377	$391
Cost of sales	(319)	(337)

Gross profit	58	54

Operating expenses	(1,125)	(1,251)
Other income, net	1,599	2,355

Operating income	532	1,158

Interest income	15	12
Interest expense	(38)	(14)
Other non-operating income, net	—	1

Income before income taxes	509	1,157

Income tax expense	(22)	(4)

Net income	$487	$1,153

Deed of Cross Guarantee
Consolidated Statements of Comprehensive Income
($ in millions)

For the years ended June 30,	2023	2022
Net income	$487	$1,153
Other comprehensive income/(loss) (1):
Foreign currency translation adjustments, net of tax	(10)	(30)
Other comprehensive income/(loss)	(10)	(30)
Comprehensive income/(loss) attributable to non-controlling interests	—	—
Total comprehensive income	$477	$1,123
(1)All of the items in other comprehensive income/(loss) may be reclassified subsequently to profit or loss.

Deed of Cross Guarantee
Consolidated Statements of Income and Accumulated Losses
($ in millions)

For the years ended June 30,	2023	2022
Retained earnings, beginning balance	$7,167	$6,737
Net income	487	1,153

Retained earnings before distribution	7,654	7,890

Dividends recognized during the financial period	(717)	(723)

Retained earnings at the end of the financial period	$6,937	$7,167

Deed of Cross Guarantee
Consolidated Balance Sheets
($ in millions)

As of June 30,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$54	$68
Receivables, net	342	662
Inventories	60	71
Prepaid expenses and other current assets	21	19
Total current assets	477	820
Non-current assets:
Property, plant, and equipment, net	60	63
Deferred tax assets	6	26
Other intangible assets, net	13	12
Goodwill	88	91
Other non-current assets	13,308	14,039
Total non-current assets	13,475	14,231
Total assets	$13,952	$15,051
Liabilities
Current liabilities:
Short-term debt	$826	$901
Payables	153	162
Accrued employee costs	23	21
Other current liabilities	143	191
Total current liabilities	1,145	1,275
Non-current liabilities:
Long-term debt, less current portion	—	319
Other non-current liabilities	2	2
Total liabilities	1,147	1,596
Shareholders' Equity
Issued capital	14	15
Additional paid-in capital	4,829	5,239
Retained earnings	6,937	7,167
Accumulated other comprehensive income	1,025	1,034
Total shareholders' equity	12,805	13,455
Total liabilities and shareholders' equity	$13,952	$15,051

Note 23 - Supplemental Cash Flow Information

    Supplemental cash flow information and non-cash investing activities are as follows:

	For the years ended June 30,
($ in millions)	2023	2022	2021
Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$276	$155	$146
Income taxes paid	225	256	321
Non-Cash Investing Activities:
Purchase of property, plant, and equipment accrued, but not paid	$71	$110	$76
Contingent and deferred liabilities incurred related to acquired businesses, but not paid	41	—	—

Note 24 - Subsequent Events

    In July 2023, the Company executed a buy-in policy contract with a third-party insurance company for a portion of one of its closed principal defined benefit plans in the United Kingdom. As of June 30, 2023, the plan assets and corresponding benefit obligations that were part of the buy-in transaction were approximately $60 million.

    On August 10, 2023, the Company signed an agreement to acquire a small manufacturer of flexible packaging for food, home care and personal care applications in India. This acquisition will complement the Company’s existing flexible packaging footprint in India and enable local production of a broader range of sustainable packaging solutions.

    On August 16, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.1225 per share to be paid on September 27, 2023, to shareholders of record as of September 7, 2023. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between its ordinary share and CHESS Depositary Instrument ("CDI") registers from September 6, 2023, to September 7, 2023, inclusive.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

    Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of June 30, 2023.

    The effectiveness of our internal control over financial reporting as of June 30, 2023, has been audited by PricewaterhouseCoopers AG, an independent registered public accounting firm, as stated in their report, which appears on "Item 8. - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

    During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2023, and such information is expressly incorporated herein by reference. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

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

Item 11. - Executive Compensation

    Information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2023, and such information is expressly incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    Equity compensation plans as of June 30, 2023, were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	48,930,014	(1)	$11.29	(2)	41,225,174	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	48,930,014	(1)	$11.29	(2)	41,225,174	(3)
(1)Includes outstanding option awards of 32,764,410, which have a weighted-average exercise price of $11.29, 11,391,222 awards of ordinary shares issuable upon vesting of performance shares/rights, 3,734,538 awards of ordinary shares issuable upon vesting of share rights, and 1,039,845 restricted shares issued under the share retention plan.
(2)Performance shares/rights, share rights, restricted share units, and non-executive director share plans are excluded when determining the weighted-average exercise price of outstanding options.
(3)May be issued as options, performance shares/rights, share rights, or restricted share units.

    The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2023, and such information is expressly incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions, and Director Independence

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2023, and such information is expressly incorporated herein by reference.

Item 14. - Principal Accountant Fees and Services

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2023, and such information is expressly incorporated herein by reference.

PART IV

Item 15. - Exhibits and Financial Statement Schedules

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 1358)	48
Consolidated Statements of Income	50
Consolidated Statements of Comprehensive Income	51
Consolidated Balance Sheets	52
Consolidated Statements of Cash Flows	53
Consolidated Statements of Equity	54
Notes to Consolidated Financial Statements	55

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	117
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit	Description	Form of Filing
2.1
Transaction Agreement, dated as of August 6, 2018, by and among the Amcor plc, Amcor Limited, Arctic Corp. and Bemis Company, Inc. (“Bemis”) (incorporated by reference to Annex A to Amcor plc's Registration Statement on Form S-4 filed on March 12, 2019).
Incorporated by Reference
3.1	Articles of Association of Amcor plc (incorporated by reference to Exhibit 3.1 to Amcor plc’s Current Report on Form 8-K filed on June 13, 2019).	Incorporated by Reference
3.2	Memorandum of Association of Amcor plc (incorporated by reference to Exhibit 3.1 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.1	Form of 5.625% Guaranteed Senior Note due 2033 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 26, 2023.	Incorporated by Reference
4.2
Indenture, dated as of May 26, 2023, among Amcor Finance (USA), Inc., Amcor plc, Amcor UK Finance plc, Amcor Pty Ltd and Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas, as trustee (including the guarantees) (incorporated by reference to Exhibit 4.1 on Amcor plc's Current Report on Form 8-K filed on May 26, 2023).
Incorporated by Reference
4.3	Form of 3.625% Notes due 2026 (incorporated by reference to Exhibit 4.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.4	Form of 4.500% Notes due 2028 (incorporated by reference to Exhibit 4.9 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.5	Form of 3.100% Notes due 2026 (incorporated by reference to Exhibit 4.13 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.6	Form of 2.630% Guaranteed Senior Note Due 2030 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).	Incorporated by Reference
4.7	Form of 1.125% Guaranteed Senior Note Due 2027 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).	Incorporated by Reference
4.8
Indenture, dated as of June 13, 2019, by and among AFUI, as issuer, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.9
Indenture, dated as of June 19, 2020, by and among Bemis, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).
Incorporated by Reference

Exhibit	Description	Form of Filing
4.10
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
Incorporated by Reference
4.14	Description of Securities of the Registrant.	Filed Herewith
4.15	Form of 2.690% Guaranteed Senior Note Due 2031 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 25, 2021).	Incorporated by Reference
4.16	Form of 4.000% Guaranteed Senior Note due 2025 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 17, 2022).	Incorporated by Reference
4.17
First Supplemental Indenture, dated as of June 30, 2022, among Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 on Amcor plc's Current Report on Form 8-K filed on July 1, 2022).
Incorporated by Reference
4.18
Second Supplemental Indenture, dated as of June 30, 2022, among Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 on Amcor plc's Current Report on Form 8-K filed on July 1, 2022).
Incorporated by Reference
10.1	Amcor plc 2019 Omnibus Incentive Share Plan (incorporated by reference to Exhibit 99.1 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.2	Amcor Limited 2017/18 Long Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Amcor plc’s Registration Statement on Form S-8 filed on July 22, 2019).*	Incorporated by Reference
10.3
Amcor Rigid Plastics Deferred Compensation Plan, as amended by that certain First Amendment, dated December 11, 2014, that certain Second Amendment, dated December 10, 2018 and that certain Third Amendment, dated December 16, 2019 (incorporated by reference to Exhibit 10.8 to Amcor plc's Form 10-K filed on August 27, 2020).*
Incorporated by Reference
10.4
Employment Agreement between Amcor Limited and Ronald Delia, dated as of January 21, 2015 (incorporated by reference to Exhibit 10.3 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.5
Employment Agreement between Amcor Limited and Michael Casamento, dated as of September 23, 2015 (incorporated by reference to Exhibit 10.4 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.6
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
Incorporated by Reference
10.9	Form of Deed of Appointment (incorporated by reference to Exhibit 10.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*	Incorporated by Reference

Exhibit	Description	Form of Filing
10.10	Employment Agreement between Amcor Limited and Michael Zacka, dated as of February 24, 2017 (incorporated by reference to Exhibit 10.24 to Amcor plc's Form 10-K filed on August 24, 2021).*	Incorporated by Reference
10.11
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
10.12
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

AMCOR PLC

By	/s/ Michael Casamento	By	/s/ Julie Sorrells
	Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
	August 17, 2023		August 17, 2023

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Casamento	/s/ Julie Sorrells
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
August 17, 2023	August 17, 2023

/s/ Ronald Delia	/s/ Armin Meyer
Ronald Delia, Managing Director and Chief Executive Officer	Armin Meyer, Director and Deputy Chairman
August 17, 2023	August 17, 2023

/s/ Graeme Liebelt	/s/ Andrea Bertone
Graeme Liebelt, Director and Chairman	Andrea Bertone, Director
August 17, 2023	August 17, 2023

/s/ Nicholas (Tom) Long	/s/ Karen Guerra
Nicholas (Tom) Long, Director	Karen Guerra, Director
August 17, 2023	August 17, 2023

/s/ Arun Nayar	/s/ Susan Carter
Arun Nayar, Director	Susan Carter, Director
August 17, 2023	August 17, 2023

/s/ Achal Agarwal	/s/ David Szczupak
Achal Agarwal, Director	David Szczupak, Director
August 17, 2023	August 17, 2023

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

    Reserves for Credit Losses, Sales Returns, Discounts, and Allowances:

Year ended June 30,	Balance at Beginning of the Year (1)	Additions Charged to Profit and Loss	Write-offs	Foreign Currency Impact and Other (2)	Balance at End of the Year
2023	$25	$3	$(8)	$1	$21
2022	28	2	(3)	(2)	25
2021	42	(4)	(11)	1	28
(1)Beginning balance for fiscal year 2021 includes $7 million addition due to the adoption of ASC 326 ("CECL").
(2)Foreign Currency Impact and Other includes reserve accruals related to acquisitions.