Form 10-Q
period 2023-09-30
Amcor plc
filed 2023-11-01
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of October 30, 2023, the registrant had 1,445,343,212 ordinary shares, $0.01 par value, outstanding.

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
•a failure to maintain an effective system of internal control over financial reporting;
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

    These risks and uncertainties are supplemented by those identified from time to time in our filings with the Securities and Exchange Commission (the "SEC"), including without limitation, those described under Part I, "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and as updated by our quarterly reports on Form 10-Q. You can obtain copies of Amcor’s filings with the SEC for free at the SEC’s website (www.sec.gov). Forward-looking statements included herein are made only as of the date hereof and Amcor does not undertake any obligation to update any forward-looking statements, or any other information in this communication, as a result of new information, future developments or otherwise, or to correct any inaccuracies or omissions in them which become apparent, except as expressly required by law. All forward-looking statements in this communication are qualified in their entirety by this cautionary statement.

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2023	2022
Net sales	$3,443	$3,712
Cost of sales	(2,798)	(3,044)

Gross profit	645	668

Selling, general, and administrative expenses	(302)	(302)
Research and development expenses	(27)	(25)
Restructuring and related expenses, net	(28)	(1)
Other income/(expenses), net	(18)	2

Operating income	270	342

Interest income	10	9
Interest expense	(85)	(59)
Other non-operating expenses, net	(1)	—

Income before income taxes and equity in loss of affiliated companies	194	292

Income tax expense	(39)	(58)
Equity in loss of affiliated companies, net of tax	(1)	—

Net income	$154	$234

Net income attributable to non-controlling interests	(2)	(2)

Net income attributable to Amcor plc	$152	$232

Basic earnings per share:	$0.105	$0.156
Diluted earnings per share:	$0.105	$0.155
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2023	2022
Net income	$154	$234
Other comprehensive loss:
Net gains/(losses) on cash flow hedges, net of tax (a)	1	(7)
Foreign currency translation adjustments, net of tax (b)	(68)	(161)
Pension, net of tax (c)	1	—
Other comprehensive loss	(66)	(168)
Total comprehensive income	88	66
Comprehensive income attributable to non-controlling interests	(2)	(2)
Comprehensive income attributable to Amcor plc	$86	$64

(a) Tax benefit related to cash flow hedges	$—	$1
(b) Tax expense related to foreign currency translation adjustments	$(1)	$(3)
(c) Tax benefit related to pension adjustments	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$524	$689
Trade receivables, net of allowance for credit losses of $22 and $21, respectively	1,870	1,875
Inventories, net:
Raw materials and supplies	977	992
Work in process and finished goods	1,157	1,221
Prepaid expenses and other current assets	557	531
Total current assets	5,085	5,308
Non-current assets:
Property, plant, and equipment, net	3,718	3,762
Operating lease assets	529	533
Deferred tax assets	134	134
Other intangible assets, net	1,482	1,524
Goodwill	5,350	5,366
Employee benefit assets	67	67
Other non-current assets	318	309
Total non-current assets	11,598	11,695
Total assets	$16,683	$17,003
Liabilities
Current liabilities:
Current portion of long-term debt	$11	$13
Short-term debt	107	80
Trade payables	2,218	2,690
Accrued employee costs	325	396
Other current liabilities	1,344	1,297
Total current liabilities	4,005	4,476
Non-current liabilities:
Long-term debt, less current portion	6,979	6,653
Operating lease liabilities	461	463
Deferred tax liabilities	614	616
Employee benefit obligations	209	224
Other non-current liabilities	451	481
Total non-current liabilities	8,714	8,437
Total liabilities	12,719	12,913

Commitments and contingencies (See Note 13)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,445 and 1,448 million shares, respectively)	$14	$14
Additional paid-in capital	3,983	4,021
Retained earnings	841	865
Accumulated other comprehensive loss	(928)	(862)
Treasury shares (1 and 1 million shares, respectively)	(12)	(12)
Total Amcor plc shareholders' equity	3,898	4,026
Non-controlling interests	66	64
Total shareholders' equity	3,964	4,090
Total liabilities and shareholders' equity	$16,683	$17,003
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2023	2022
Cash flows from operating activities:
Net income	$154	$234
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and impairment	149	151
Net periodic benefit cost	4	2
Amortization of debt discount and deferred financing costs	3	1
Equity in loss of affiliated companies	1	—
Net foreign exchange (gain)/loss	7	(17)
Share-based compensation	(5)	16
Other, net	15	56
Loss from hyperinflationary accounting for Argentine subsidiaries	33	13
Deferred income taxes, net	(6)	(16)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(490)	(700)
Net cash used in operating activities	(135)	(260)
Cash flows from investing activities:
Investments in affiliated companies and other	(3)	(42)
Business acquisitions	(19)	(54)
Purchase of property, plant, and equipment, and other intangible assets	(124)	(152)
Proceeds from divestitures	—	4
Proceeds from sales of property, plant, and equipment, and other intangible assets	4	4
Net cash used in investing activities	(142)	(240)
Cash flows from financing activities:
Proceeds from issuance of shares	—	96
Purchase of treasury shares and tax withholdings for share-based incentive plans	(46)	(202)
Proceeds from issuance of long-term debt	—	1
Repayment of long-term debt	(17)	(24)
Net borrowing of commercial paper	388	703
Net borrowing/(repayment) of short-term debt	25	(66)
Repayment of lease liabilities	(3)	(1)
Share buybacks/cancellations	(30)	—
Dividends paid	(176)	(181)
Net cash provided by financing activities	141	326

Effect of exchange rates on cash and cash equivalents	(29)	(60)
Change in cash and cash equivalents classified as held for sale	—	21

Net decrease in cash and cash equivalents	(165)	(213)
Cash and cash equivalents balance at beginning of year	689	775

Cash and cash equivalents balance at end of period	$524	$562

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$57	$40
Income taxes paid	$53	$35

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$58	$77
Contingent liabilities related to acquired businesses, accrued but not paid	$35	$11
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of June 30, 2022	$15	$4,431	$534	$(880)	$(18)	$59	$4,141
Net income			232			2	234
Other comprehensive loss				(168)		—	(168)
Dividends declared ($0.12 per share)			(178)			(3)	(181)
Options exercised and shares vested		(75)			171		96
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		40					40
Purchase of treasury shares					(202)		(202)
Share-based compensation		16					16
Balance as of September 30, 2022	$15	$4,412	$588	$(1,048)	$(49)	$58	$3,976

Balance as of June 30, 2023	$14	$4,021	$865	$(862)	$(12)	$64	$4,090
Net income			152			2	154
Other comprehensive loss				(66)		—	(66)
Share buyback/cancellations	—	(30)					(30)
Dividends declared ($0.1225 per share)			(176)			—	(176)
Shares vested and related tax withholdings		(48)			45		(3)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		45					45
Purchase of treasury shares					(45)		(45)
Share-based compensation		(5)					(5)
Balance as of September 30, 2023	$14	$3,983	$841	$(928)	$(12)	$66	$3,964
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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. Further, the year-end condensed consolidated balance sheet data as of June 30, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. It is management's opinion, however, that all material and recurring adjustments have been made that are necessary for a fair statement of the Company's interim financial position, results of operations, and cash flows. For further information, this Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

    There have been no material changes to the accounting policies followed by the Company during the current fiscal year. Certain amounts in the Company's notes to unaudited condensed consolidated financial statements may not add or recalculate due to rounding.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

    In September 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-04 that adds certain disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods and services. The Company adopted the disclosure requirements in ASU 2022-04 on July 1, 2023, except for the amendment on roll forward information, which is effective in fiscal year 2025.

    The Company facilitates several regional voluntary supply chain financing ("SCF") programs with financial institutions, all of which have similar characteristics. The Company establishes these SCF programs to provide its suppliers with a potential source of liquidity and to enable a more efficient payment process. Under these SCF programs, qualifying suppliers may elect, but are not obligated, to sell their receivables due from Amcor to these financial institutions in advance of the agreed payment due date. The Company is not involved in negotiations between the suppliers and the financial institutions, and its rights and obligations to its suppliers are not impacted by its suppliers’ decisions to sell amounts to the financial institutions. Under these SCF programs, the Company agrees to pay the financial institution the stated invoice amounts from its participating suppliers on the original maturity dates of the invoices. The range of payment terms negotiated with suppliers under these arrangements are consistent with industry norms and short-term in nature, regardless of whether a supplier participates in the program. The Company's SCF programs do not include any guarantees to the financial institutions, or any assets pledged as securities.

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2023 and June 30, 2023, the amounts due to suppliers participating in the Company’s SCF programs amounted to $0.9 billion and $1.1 billion, respectively.

Accounting Standards Not Yet Adopted

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are not expected to have a material impact on its results of operation, financial position, and disclosures.

Note 3 - Acquisitions

Fiscal Year 2024

    On September 27, 2023, the Company completed the acquisition of a small manufacturer of flexible packaging for food, home care, and personal care applications in India for a purchase consideration of $14 million plus the assumption of debt of $10 million. The acquisition is part of the Company's Flexibles reportable segment and the Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

Fiscal Year 2023

    On May 31, 2023, the Company completed the acquisition of a New Zealand based leading manufacturer of state-of-the-art, automated protein packaging machines. The purchase consideration of $45 million is subject to customary post-closing adjustments. The consideration includes contingent consideration of $13 million, to be earned and paid in cash over the two years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $9 million and goodwill of $36 million. Goodwill is deductible for tax purposes. The fair values of the contingent consideration, identifiable net assets acquired, and goodwill are based on the Company's best estimate as of September 30, 2023, and are considered preliminary. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    On March 17, 2023, the Company completed the acquisition of 100% equity interest in a medical device packaging manufacturing site in Shanghai, China. The purchase consideration of $60 million is subject to customary post-closing adjustments. The consideration includes contingent consideration of $20 million, to be earned and paid in cash over the three years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $21 million and goodwill of $39 million. Goodwill is not deductible for tax purposes. The fair values of the contingent consideration, identifiable net assets acquired, and goodwill are based on the Company's best estimate as of September 30, 2023, and are considered preliminary. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    The fair value estimates for all three acquisitions were based on income, market, and cost valuation methods. Pro forma information related to these acquisitions has not been presented, as the effect of the acquisitions on the Company's consolidated financial statements was not material.

Note 4 - Restructuring

    Restructuring and related expenses, net, were $28 million and $1 million during the three months ended September 30, 2023 and 2022, respectively. The Company's restructuring activities for the three months ended September 30, 2023 are primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below). The Company's restructuring activities in the three months ended September 30, 2022 included expenses relating to Other Restructuring Plans (as defined below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more information on its restructuring activities.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it will allocate approximately $110 million to $130 million of the sale proceeds from the Company's three manufacturing sites in Russia ("Russian business") to various cost saving initiatives to partly help offset divested earnings from these sites (the "2023 Restructuring Plan" or the "Plan"). The Company expects the total Plan cash and non-cash net expenses to total $200 million to $220 million. As of September 30, 2023, the Company has initiated projects with an expected net cost of approximately $170 million, of which $89 million relates to employee related expenses, $14 million to fixed asset related expenses (net of expected gains on asset disposals), $52 million to other restructuring expenses, and $15 million to restructuring related expenses. The projects initiated as of September 30, 2023 are expected to result in approximately $100 million of net cash expenditures. The Plan includes both the Flexibles and Rigid Packaging reportable segments and is expected to be largely completed by the end of fiscal year 2024.

    From the initiation of the Plan through September 30, 2023, the Company has incurred $81 million in employee related expenses, $19 million in fixed asset related expenses, $11 million in other restructuring, and $9 million in restructuring related expenses, with $109 million incurred in the Flexibles reportable segment and $11 million incurred in the Rigid Packaging reportable segment. The Plan has resulted in cumulative net cash outflows of $37 million. Additional cash payments of approximately $65 million to $75 million, net of estimated proceeds from disposals, are expected for the remainder of the fiscal year 2024, the majority of which relates to the Flexibles reportable segment.

    The restructuring related costs relate primarily to the closure of facilities and include startup and training costs after relocation of equipment, and other costs incidental to the Plan.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). Expenses incurred on such programs are primarily costs to move equipment and other costs.

Consolidated Restructuring Plans

    The total costs incurred from the beginning of the Company's 2023 Restructuring Plan and other restructuring plans are as follows:

($ in millions)	2023 Restructuring Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses
Fiscal year 2023	$94	$17	$111
Fiscal year 2024, first quarter	26	2	28
Net expenses incurred	$120	$19	$139
(1)Includes restructuring related expenses from the 2023 Restructuring Plan of $6 million and $3 million for fiscal year 2023 and first quarter of fiscal year 2024, respectively. In the three months ended September 30, 2023, $23 million of the restructuring and related expenses, net, were incurred in the Flexibles reportable segment and $3 million in the Rigid Packaging reportable segment.
(2)Includes restructuring related costs of $4 million and nil for fiscal year 2023 and first quarter of fiscal year 2024, respectively.

    An analysis of the restructuring charges by type incurred follows:

	Three Months Ended September 30,
($ in millions)	2023	2022
Employee related expenses	$16	$1
Fixed asset related expenses	6	—
Other expenses	3	—
Total restructuring expenses, net	$25	$1

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2023	$126	$3	$21	$150
Net charges to earnings	16	6	3	25
Cash paid	(22)	—	(8)	(30)
Non-cash and other	—	(6)	—	(6)
Foreign currency translation	(4)	—	(1)	(5)
Liability balance as of September 30, 2023	$116	$3	$15	$134

    The table above includes liabilities arising from the 2023 Restructuring Plan and Other Restructuring Plans. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 5 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2023	$4,391	$975	$5,366
Acquisitions (1)	12	—	12
Foreign currency translation	(27)	(1)	(28)
Balance as of September 30, 2023	$4,376	$974	$5,350
(1)Acquisitions are attributed to goodwill recognized in connection with the business combination detailed in Note 3, "Acquisitions".

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	September 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,983	$(691)	$1,292
Computer software	262	(184)	78
Other (2)	325	(213)	112
Total other intangible assets	$2,570	$(1,088)	$1,482

	June 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,987	$(660)	$1,327
Computer software	261	(185)	76
Other (2)	327	(206)	121
Total other intangible assets	$2,575	$(1,051)	$1,524
(1)Accumulated amortization and impairment as of September 30, 2023 and June 30, 2023 included $34 million of accumulated impairment in the Other category.
(2)As of September 30, 2023 and June 30, 2023, Other included $17 million of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $44 million and $43 million during the three months ended September 30, 2023 and 2022, respectively.

Note 6 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of September 30, 2023 and June 30, 2023, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company's long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding the fair value of designated receive-fixed/pay-variable interest rate swaps) were as follows:

	September 30, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper (1) and finance leases)	$4,098	$3,780	$4,123	$3,844
(1) As of September 30, 2023, and June 30, 2023, the Company has entered into interest rate swap contracts for a total notional amount of commercial paper equal to $1.2 billion. These contracts are considered to be economic hedges and the related $1.2 billion notional amount of commercial paper is also excluded from the total long-term debt with fixed interest rates.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	2	—	2
Interest rate swaps	—	13	—	13
Total assets measured at fair value	$—	$16	$—	$16

Liabilities
Contingent purchase consideration liabilities	$—	$—	$45	$45
Commodity contracts	—	1	—	1
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	107	—	107
Total liabilities measured at fair value	$—	$113	$45	$158

	June 30, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	—	3	—	3
Interest rate swaps	—	16	—	16
Total assets measured at fair value	$—	$19	$—	$19

Liabilities
Contingent purchase consideration liabilities	$—	$—	$46	$46
Commodity contracts	—	2	—	2
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	96	—	96
Total liabilities measured at fair value	$—	$103	$46	$149

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of September 30, 2023, the Company has contingent purchase consideration liabilities of $45 million, consisting of $35 million of contingent consideration predominantly relating to fiscal year 2023 acquisitions (refer to Note 3, "Acquisitions") and a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair value of the contingent purchase consideration liabilities was determined for each arrangement individually. The fair value was determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are expected to be immaterial.

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

    During the three months ended September 30, 2023 and 2022, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill. For information on long-lived asset impairments, refer to Note 4, "Restructuring".

Note 7 - Derivative Instruments

    The Company periodically uses derivatives and other financial instruments to hedge exposures to interest rates, commodity prices, and currency risks. The Company does not hold or issue derivative instruments for speculative or trading purposes. For hedges that meet hedge accounting criteria, the Company, at inception, formally designates and documents the instruments as a fair value hedge or a cash flow hedge of a specific underlying exposure. On an ongoing basis, the Company assesses and documents that its designated hedges have been and are expected to continue to be highly effective.

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

    In March 2023, the Company entered into interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, the Company pays a weighted-average fixed interest rate of 3.88% and receives a variable rate of interest, based on 1-month Term SOFR, from July 2023 through June 2024, settled monthly. As of September 30, 2023 and June 30, 2023, the Company had no other receive-variable/pay-fixed interest rate swaps. Although the Company is not applying hedge accounting, the Company believes that these economic hedging instruments are effective in protecting the Company against the risks of changes in the variable interest rate on a portion of its forecasted commercial paper issuances.

    As of September 30, 2023, and June 30, 2023, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps was $650 million.

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

    As of September 30, 2023, and June 30, 2023, the notional amount of the outstanding forward contracts was $441 million and $462 million, respectively.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	September 30, 2023	June 30, 2023
Commodity	Volume	Volume
Aluminum	15,735 tons	14,325 tons

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	September 30, 2023	June 30, 2023
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$1	$—
Forward exchange contracts	Other current assets	1	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	1	1
Interest rate swaps	Other current assets	13	16
Total current derivative contracts		16	19
Total non-current derivative contracts		—	—
Total derivative asset contracts		$16	$19

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$2
Forward exchange contracts	Other current liabilities	3	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	2	1
Total current derivative contracts		6	6
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	—	1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	107	96
Total non-current derivative contracts		107	97
Total derivative liability contracts		$113	$103

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,
($ in millions)		2023	2022
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(1)	$2
Forward exchange contracts	Net sales	1	—
Treasury locks	Interest expense	(1)	(1)
Total		$(1)	$1

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended September 30,
($ in millions)		2023	2022
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income/(expenses), net	$2	$(15)
Interest rate swaps	Other income/(expenses), net	(3)	—
Total		$(1)	$(15)

	Location of Loss Recognized in the Unaudited Condensed Consolidated Statements of Income	Loss Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended September 30,
($ in millions)		2023	2022
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(11)	$(33)
Total		$(11)	$(33)

Note 8 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for benefit plans included the following components:

	Three Months Ended September 30,
($ in millions)	2023	2022
Service cost	$4	$4
Interest cost	13	12
Expected return on plan assets	(14)	(14)
Amortization of actuarial loss	1	1
Amortization of prior service credit	(1)	(1)
Settlement costs	1	—
Net periodic benefit cost	$4	$2

    Service cost is included in operating income. All other components of net periodic benefit cost other than service cost are recorded within other non-operating expenses, net.

Note 9 - Income Taxes

    The provision for income taxes for the three months ended September 30, 2023 and 2022 is based on the Company’s estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes and equity in loss of affiliated companies, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended September 30, 2023 increased by 0.2 percentage points compared to the three months ended September 30, 2022 from 19.9% to 20.1%.

Note 10 - Shareholders' Equity

    The changes in ordinary and treasury shares during the three months ended September 30, 2023 and 2022 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2022	1,489	$15	2	$(18)
Options exercised and shares vested	—	—	(14)	171
Purchase of treasury shares	—	—	16	(202)
Balance as of September 30, 2022	1,489	$15	4	$(49)

Balance as of June 30, 2023	1,448	$14	1	$(12)
Share buyback / cancellations	(3)	—	—	—
Shares vested	—	—	(4)	45
Purchase of treasury shares	—	—	4	(45)
Balance as of September 30, 2023	1,445	$14	1	$(12)

    The changes in the components of accumulated other comprehensive loss during the three months ended September 30, 2023 and 2022 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2022	$(892)	$(13)	$40	$(15)	$(880)
Other comprehensive loss before reclassifications	(161)	—	—	(6)	(167)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(1)	(1)
Net current period other comprehensive loss	(161)	—	—	(7)	(168)
Balance as of September 30, 2022	$(1,053)	$(13)	$40	$(22)	$(1,048)

Balance as of June 30, 2023	$(823)	$(13)	$(10)	$(16)	$(862)
Other comprehensive loss before reclassifications	(68)	—	—	—	(68)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	1	2
Net current period other comprehensive income / (loss)	(68)	—	1	1	(66)
Balance as of September 30, 2023	$(891)	$(13)	$(9)	$(15)	$(928)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended September 30,
($ in millions)	2023	2022
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)
Amortization of actuarial loss	1	1
Effect of pension settlement	1	—
Total before tax effect	1	—
Tax effect on amounts reclassified into earnings	—	—
Total net of tax	$1	$—

(Gains) / losses on cash flow hedges:
Commodity contracts	$1	$(2)
Forward exchange contracts	(1)	—
Treasury locks	1	1
Total before tax effect	1	(1)
Tax effect on amounts reclassified into earnings	—	—
Total net of tax	$1	$(1)

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    To protect the Company from share price volatility, the Company entered into forward contracts for the purchase of its ordinary shares. As of September 30, 2023, the Company had forward contracts outstanding that were entered into in September 2022 and mature in March 2024 to purchase 6 million shares at a weighted average price of $12.11. As of June 30, 2023, the Company had forward contracts outstanding that were entered into in May 2022 and September 2022 that mature between September 2023 and November 2023 to purchase 9 million shares at a weighted average price of $12.39. During the three months ended September 30, 2023, forward contracts related to 3 million shares were settled, which were outstanding as of June 30, 2023.

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

Note 11 - Segments

    The Company's business is organized and presented in the two reportable segments outlined below:

Flexibles: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, fresh produce, snack food, personal care, and other industries. The results of the Russian business sold on December 23, 2022 are included in the comparative period results.

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

    The following table presents information about reportable segments:

	Three Months Ended September 30,
($ in millions)	2023	2022
Flexibles	$2,568	$2,779
Rigid Packaging	875	933
Other	—	—
Net sales	$3,443	$3,712

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$322	$353
Rigid Packaging	62	66
Other	(26)	(27)
Adjusted EBIT	358	392
Less: Amortization of acquired intangible assets from business combinations (1)	(41)	(40)
Less: Impact of hyperinflation (2)	(17)	(8)
Less: Russia-Ukraine conflict impacts (3)	(28)	(3)
Add/(Less): Other (4)	(4)	1
Interest income	10	9
Interest expense	(85)	(59)
Equity in loss of affiliated companies, net of tax	1	—
Income before income taxes and equity in loss of affiliated companies	$194	$292

(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Russia-Ukraine conflict impacts include incremental costs and restructuring and related expenses incurred in connection with the conflict and the related sale of the Russian business.
(4)Other includes various expense and income items relating to acquisitions, certain litigation reserve settlements, and fair value movements on economic hedges.

    The following table disaggregates net sales by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended September 30,
	2023			2022
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,024	$676	$1,700	$1,106	$726	$1,832
Latin America	285	199	484	285	207	492
Europe	858	—	858	955	—	955
Asia Pacific	401	—	401	433	—	433
Net sales	$2,568	$875	$3,443	$2,779	$933	$3,712

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

	Three Months Ended September 30,
(in millions, except per share amounts)	2023	2022
Numerator
Net income attributable to Amcor plc	$152	$232
Distributed and undistributed earnings attributable to shares to be repurchased	(1)	(2)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$151	$230

Denominator
Weighted-average ordinary shares outstanding	1,447	1,485
Weighted-average ordinary shares to be repurchased by Amcor plc	(8)	(11)
Weighted-average ordinary shares outstanding for EPS—basic	1,439	1,474
Effect of dilutive shares	—	12
Weighted-average ordinary shares outstanding for EPS—diluted	1,439	1,486

Per ordinary share income
Basic earnings per ordinary share	$0.105	$0.156
Diluted earnings per ordinary share	$0.105	$0.155

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards for the three months ended September 30, 2023 and 2022 represented an aggregate of 27 million and 9 million shares, respectively.

Note 13 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. At September 30, 2023, the Company has recorded accruals of $13 million, included in other non-current liabilities in the unaudited consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the accrual of $25 million as of September 30, 2023. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of September 30, 2023, the Company provided letters of credit of $16 million, judicial insurance of $2 million, and deposited cash of $13 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of September 30, 2023, the Company has recorded aggregate accruals of $9 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of September 30, 2023, the Company has also recorded aggregate accruals of $53 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three months ended September 30, 2023.

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

Note 14 - Subsequent Events

    On October 31, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.1250 per share to be paid on December 12, 2023 to shareholders of record as of November 22, 2023. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from November 21, 2023 to November 22, 2023, inclusive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our Form 10-K for fiscal year 2023 filed with the U.S. Securities and Exchange Commission (the "SEC") on August 17, 2023, together with the unaudited condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q. Throughout the MD&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended September 30,
($ in millions)	2023		2022
Net sales	$3,443	100.0%	$3,712	100.0%
Cost of sales	(2,798)	(81.3%)	(3,044)	(82.0%)

Gross profit	645	18.7%	668	18.0%

Operating expenses:
Selling, general, and administrative expenses	(302)	(8.8%)	(302)	(8.1%)
Research and development expenses	(27)	(0.8%)	(25)	(0.7%)
Restructuring and related expenses, net	(28)	(0.8%)	(1)	—%
Other income/(expenses), net	(18)	(0.5%)	2	0.1%

Operating income	270	7.8%	342	9.2%

Interest income	10	0.3%	9	0.2%
Interest expense	(85)	(2.5%)	(59)	(1.6%)
Other non-operating expenses, net	(1)	—%	—	—%

Income before income taxes and equity in loss of affiliated companies	194	5.6%	292	7.9%

Income tax expense	(39)	(1.1%)	(58)	(1.6%)
Equity in loss of affiliated companies, net of tax	(1)	—%	—	—%

Net income	$154	4.5%	$234	6.3%

Net income attributable to non-controlling interests	(2)	(0.1%)	(2)	(0.1%)

Net income attributable to Amcor plc	$152	4.4%	$232	6.3%

Overview

    Amcor is a global leader in developing and producing responsible packaging for food, beverage, pharmaceutical, medical, home and personal care, and other products. We work with leading companies around the world to protect their products and the people who rely on them, differentiate brands, and improve supply chains through a range of flexible and rigid packaging, specialty cartons, closures, and services. We are focused on making packaging that is increasingly light-weighted, recyclable and reusable, and made using an increasing amount of recycled content. During fiscal year 2023, Amcor generated $14.7 billion in net sales.

Significant Developments Affecting the Periods Presented

Economic and Market Conditions

    As anticipated, market conditions have continued to remain challenging in the first quarter of fiscal year 2024, with continued customer destocking and soft consumer demand, which we expect will continue in the near term. We also continue to be impacted by higher inflation and geopolitical tensions impacting energy and labor costs. In addition, higher inflation, especially in Europe and the United States, has led central banks to rapidly raise interest rates in fiscal year 2023 to dampen inflation which results in higher interest expense on our variable rate debt, particularly on U.S. dollar and Euro denominated debt in the first quarter of fiscal year 2024 compared to the same period in fiscal year 2023.

    The underlying causes for the continued market volatility can be attributed to a variety of factors, such as the Russia-Ukraine conflict and higher inflation in many economies, which has resulted in increased volatility in energy and food markets and impacted global economies. In this context, we remain focused on taking price and cost actions to offset inflation, aligning our cost base with market dynamics, and managing working capital. While we expect these efforts to improve performance, especially in the second half of fiscal year 2024, there is no assurance that we will be able to meet our performance expectations or that ongoing geopolitical tensions and other factors will not negatively impact our financial results.

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

    On February 7, 2023, we announced that we expect to invest $110 million to $130 million of the sale proceeds from the Russian business in various cost savings initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). We expect total Plan cash and non-cash net expenses of $200 million to $220 million. Of the remaining cash received from the sale of the Russian business, we allocated $100 million to the repurchase of additional shares and the remainder was used to reduce debt.

    As of September 30, 2023, we have initiated restructuring and related projects with an expected net cost of approximately $170 million, of which approximately $100 million is expected to result in net cash expenditures. From the initiation of the Plan until September 30, 2023, we have incurred $81 million in employee-related expenses, $19 million in fixed asset related expenses, $11 million in other restructuring, and $9 million in restructuring related expenses. The Plan has resulted in approximately $37 million of cash outflows to date.

    Management initiated other restructuring actions in the fourth quarter of fiscal year 2022 to help mitigate the impact of the Russian sale. Management expects to realize an annualized pre-tax benefit of approximately $50 million from structural cost reduction actions taken as a result of all Russia related restructuring by the end of fiscal year 2025.

    For further information, refer to Note 4, "Restructuring," of "Part I, Item 1, Notes to Consolidated Financial Statements".

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Highly inflationary accounting in the three months ended September 30, 2023 and 2022 resulted in a negative impact on monetary assets of $17 million and $8 million, respectively, in foreign currency transaction losses that were reflected in the unaudited condensed consolidated statements of income.

Results of Operations - Three Months Ended September 30, 2023

Consolidated Results of Operations

	Three Months Ended September 30,
($ in millions, except per share data)	2023	2022
Net sales	$3,443	$3,712
Operating income	270	342
Operating income as a percentage of net sales	7.8%	9.2%

Net income attributable to Amcor plc	$152	$232
Diluted Earnings Per Share	$0.105	$0.155

    Net sales decreased by $269 million, or 7%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Excluding the positive currency impacts of $81 million, the negative impacts from the pass-through of lower raw material costs of $55 million, and the negative impact from the disposed Russia business of $71 million, the remaining variation in net sales for the three months ended September 30, 2023 was a decrease of $224 million, or 6%, reflecting price/mix benefits of 2% and unfavorable volumes of 8%.

    Net income attributable to Amcor plc decreased by $80 million, or 34%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, mainly from a decrease in gross profit of $23 million, an increase in restructuring and related expenses of $27 million, and higher net interest expense of $25 million.

    Diluted earnings per share ("Diluted EPS") decreased by $0.050, or 32%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, with the net income available to ordinary shareholders of Amcor plc decreasing by 34% and the diluted weighted average number of shares outstanding decreasing by 3%. The decrease in the diluted weighted-average number of shares outstanding was largely due to the repurchase of shares under previously announced share buyback programs.

Segment Results of Operations

Flexibles Segment

	Three Months Ended September 30,
($ in millions)	2023	2022
Net sales	$2,568	$2,779
Adjusted EBIT	322	353
Adjusted EBIT as a percentage of net sales	12.5%	12.7%

    Net sales decreased by $211 million, or 8%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Excluding the positive currency impacts of $73 million, the negative impacts from the pass-through of lower raw material costs of $45 million, and the negative impact from the disposed Russian business of $71 million, the remaining variation in net sales for the three months ended September 30, 2023 was a decrease of $168 million, or 6%, reflecting price/mix benefits of 2% and unfavorable volumes of 8%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") decreased by $31 million or 9% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Excluding positive currency impacts of $7 million and the negative net impact from the disposed Russian business of $21 million, the remaining decrease in Adjusted EBIT for the three months ended September 30, 2023, was $17 million, or 5%, reflecting unfavorable volume of 23%, partly offset by favorable price/mix of 16%, and favorable operating cost performance of 2%.

Rigid Packaging Segment

	Three Months Ended September 30,
($ in millions)	2023	2022
Net sales	$875	$933
Adjusted EBIT	62	66
Adjusted EBIT as a percentage of net sales	7.1%	7.1%

    Net sales decreased by $58 million, or 6%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Excluding the positive currency impacts of $8 million, the negative impact from the pass-through of lower raw material costs of $10 million, the remaining variation in net sales for the three months ended September 30, 2023 was a decrease of $56 million, or 6%, reflecting price/mix benefits of 1% and unfavorable volumes of 7%.

    Adjusted EBIT decreased by $4 million, or 5%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, reflecting unfavorable volume of 32%, partly offset by favorable price/mix of 13%, and favorable operating cost performance of 13%.

Consolidated Gross Profit

	Three Months Ended September 30,
($ in millions)	2023	2022
Gross profit	$645	$668
Gross profit as a percentage of net sales	18.7%	18.0%

    Gross profit decreased by $23 million, or 3%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily driven by the impact of the disposed Russia business and lower volumes. Gross profit as a percentage of sales increased to 18.7% for the three months ended September 30, 2023, driven by favorable price/mix and an improvement in operating cost performance.

Consolidated Restructuring and Related Expenses, Net

	Three Months Ended September 30,
($ in millions)	2023	2022
Restructuring and related expenses, net	$(28)	$(1)
Restructuring and related expenses, net, as a percentage of net sales	(0.8%)	—%

    Restructuring and related expenses, net, increased by $27 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily as a result of $28 million of restructuring and related costs recognized relating to the 2023 Restructuring Plan.

Consolidated Other Income/(Expenses), Net

	Three Months Ended September 30,
($ in millions)	2023	2022
Other income/(expenses), net	$(18)	$2
Other income/(expenses), net as a percentage of net sales	(0.5%)	0.1%

    Other income/(expenses), net declined by $20 million, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily from the adverse impact of highly inflationary accounting for subsidiaries in Argentina and other net foreign exchange losses.

Consolidated Interest Expense

	Three Months Ended September 30,
($ in millions)	2023	2022
Interest expense	$(85)	$(59)
Interest expense as a percentage of net sales	(2.5%)	(1.6)%

    Interest expense increased by $26 million, or 44%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, driven by increased interest rates.

Consolidated Income Tax Expense

	Three Months Ended September 30,
($ in millions)	2023	2022
Income tax expense	$(39)	$(58)
Effective income tax rate	20.1%	19.9%

    The provision for income taxes for the three months ended September 30, 2023 and 2022 is based on our estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes and equity in loss of affiliated companies, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended September 30, 2023 increased by 0.2 percentage points compared to the three months ended September 30, 2022.

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,
($ in millions)	2023	2022
Net income attributable to Amcor plc, as reported	$152	$232
Add: Net income attributable to non-controlling interests	2	2
Net income	154	234
Add: Income tax expense	39	58
Add: Interest expense	85	59
Less: Interest income	(10)	(9)
EBIT	268	342
Add: Amortization of acquired intangible assets from business combinations (1)	41	40
Add: Impact of hyperinflation (2)	17	8
Add: Russia-Ukraine conflict impacts (3)	28	3
Add/(Less): Other (4)	4	(1)
Adjusted EBIT	$358	$392
Less: Income tax expense	(39)	(58)
Less: Adjustments to income tax expense (5)	(16)	(11)
Less: Interest expense	(85)	(59)
Add: Interest income	10	9
Less: Net income attributable to non-controlling interests	(2)	(2)
Adjusted net income	$226	$271

(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Russia-Ukraine conflict impacts include incremental costs and restructuring and related expenses incurred in connection with the conflict and the related sale of the Russian business.
(4)Other includes various expense and income items relating to acquisitions, certain litigation reserve settlements, and fair value movements on economic hedges.
(5)Net tax impact on items (1) through (4) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of September 30, 2023 and June 30, 2023 is as follows:

($ in millions)	September 30, 2023	June 30, 2023
Current portion of long-term debt	$11	$13
Short-term debt	107	80
Long-term debt, less current portion	6,979	6,653
Total debt	7,097	6,746
Less cash and cash equivalents	524	689
Net debt	$6,573	$6,057

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
• $600 million, 3.625%, Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
• $500 million, 4.500%, Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, Inc.
• $500 million, 2.630%, Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
• $800 million, 2.690%, Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
• €500 million, 1.125%, Guaranteed Senior Notes due 2027 of Amcor UK Finance plc
• $500 million, 5.625% Guaranteed Senior Notes due 2033 of Amcor Finance (USA), Inc.

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

Statement of Income for Obligor Group

($ in millions)	Three Months Ended September 30, 2023
Net sales - external	$248
Net sales - to subsidiaries outside the Obligor Group	1
Total net sales	249

Gross profit	49

Net income	$17

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$17

Balance Sheets for Obligor Group

($ in millions)	September 30, 2023	June 30, 2023
Assets
Current assets - external	$1,560	$1,184
Current assets - due from subsidiaries outside the Obligor Group	139	190
Total current assets	1,699	1,374
Non-current assets - external	1,458	1,415
Non-current assets - due from subsidiaries outside the Obligor Group	11,692	10,992
Total non-current assets	13,150	12,407
Total assets	$14,849	$13,781
Liabilities
Current liabilities - external	$2,163	$1,912
Current liabilities - due to subsidiaries outside the Obligor Group	22	37
Total current liabilities	2,185	1,949
Non-current liabilities - external	7,172	6,801
Non-current liabilities - due to subsidiaries outside the Obligor Group	10,524	9,917
Total non-current liabilities	17,696	16,718
Total liabilities	$19,881	$18,667

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the year ended June 30, 2023. There have been no material changes in critical accounting estimates and judgments as of September 30, 2023 from those described in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Overview

	Three Months Ended September 30,
($ in millions)	2023	2022
Net cash used in operating activities	$(135)	$(260)
Net cash used in investing activities	(142)	(240)
Net cash provided by financing activities	141	326

Cash Flow Overview

    Net Cash Used in Operating Activities

    Net cash used in operating activities decreased by $125 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The change is primarily driven by lower working capital outflows in the current period, partially offset by lower net income in the current period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities decreased by $98 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The change is mainly driven by the non-recurrence of investments in affiliated companies compared to the prior period and lower outflows from business acquisitions as compared to the prior period.

    Net Cash Provided by Financing Activities

    Net cash provided by financing activities decreased by $185 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The change is primarily driven by lower net debt drawdowns in the current period as compared to the prior period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

    In March 2023, we entered into two interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, we pay a weighted average fixed rate of interest of 3.88% and receive a variable rate of interest based on 1-month Term SOFR. The swaps have been effective as of July 1, 2023, and mature on June 30, 2024. The interest rate swap contracts economically hedge the SOFR component of our forecasted commercial paper issuances.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of September 30, 2023, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of September 30, 2023 and June 30, 2023 was $6.6 billion and $6.1 billion, respectively.

Debt Facilities

    As of September 30, 2023, we had undrawn credit facilities available in the amount of $1.0 billion. Our senior facilities are available to fund working capital, capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. These facilities mature in April 2025 and April 2027, respectively, and the revolving tranches have two 12-month options available to management to extend the maturity date.

    As of September 30, 2023, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $2.8 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million.

Dividend Payments

    We declared and paid a $0.1225 cash dividend per ordinary share during the first fiscal quarter that ended September 30, 2023.

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

Share Repurchases

    On February 7, 2023, our Board of Directors approved a $100 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the following twelve months. During the three months ended September 30, 2023, we repurchased approximately $30 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 3 million shares. The shares repurchased as part of the program were canceled upon repurchase.

    We had cash outflows of $45 million and $202 million for the purchase of our shares in the open market and using forward contracts to purchase our own equity during the three months ended September 30, 2023 and 2022, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of September 30, 2023 and June 30, 2023, we held treasury shares at a cost of $12 million, representing 1 million shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended September 30, 2023. For additional information, refer to Note 6, "Fair Value Measurements," and Note 7, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 13, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    There have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchases

    Share repurchase activity during the three months ended September 30, 2023 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
July 1 - 31, 2023	—	$—	—	$69
August 1 - 31, 2023	3,842	12.57	342	66
September 1 - 30, 2023	2,809	9.49	2,809	39
Total	6,651	$11.27	3,151

(1) Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2) Average price paid per share excludes costs associated with the repurchases.
(3) On February 7, 2023, our Board of Directors approved an on market share buyback of up to $100 million of ordinary shares and CDIs during the following twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMCOR PLC

Date	November 1, 2023	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	November 1, 2023	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)