Form 10-Q
period 2023-12-31
Amcor plc
filed 2024-02-07
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of February 5, 2024, the registrant had 1,445,343,212 ordinary shares, $0.01 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

    This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "commit," "estimate," "potential," "ambitions," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. Neither Amcor nor any of its respective directors, executive officers, or advisors, provide any representation, assurance, or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

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

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2023	2022	2023	2022
Net sales	$3,251	$3,642	$6,694	$7,354
Cost of sales	(2,630)	(2,980)	(5,428)	(6,024)

Gross profit	621	662	1,266	1,330

Selling, general, and administrative expenses	(299)	(298)	(601)	(600)
Research and development expenses	(28)	(24)	(55)	(49)
Restructuring and other related activities, net	(24)	213	(52)	212
Other income/(expenses), net	(28)	6	(46)	8

Operating income	242	559	512	901

Interest income	11	11	21	20
Interest expense	(89)	(79)	(174)	(138)
Other non-operating income, net	1	3	—	3

Income before income taxes and equity in loss of affiliated companies	165	494	359	786

Income tax expense	(28)	(33)	(67)	(91)
Equity in loss of affiliated companies, net of tax	(1)	—	(2)	—

Net income	$136	$461	$290	$695

Net income attributable to non-controlling interests	(2)	(2)	(4)	(4)

Net income attributable to Amcor plc	$134	$459	$286	$691

Basic earnings per share:	$0.093	$0.309	$0.198	$0.465
Diluted earnings per share:	$0.092	$0.307	$0.198	$0.461
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2023	2022	2023	2022
Net income	$136	$461	$290	$695
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	2	4	3	(3)
Foreign currency translation adjustments, net of tax (b)	99	144	31	(17)
Pension, net of tax (c)	—	(1)	1	(1)
Other comprehensive income/(loss)	101	147	35	(21)
Total comprehensive income	237	608	325	674
Comprehensive income attributable to non-controlling interests	(2)	(2)	(4)	(4)
Comprehensive income attributable to Amcor plc	$235	$606	$321	$670

(a) Tax benefit/(expense) related to cash flow hedges	$(1)	$—	$(1)	$1
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$3	$2	$2	$(1)
(c) Tax benefit related to pension adjustments	$—	$—	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$430	$689
Trade receivables, net of allowance for credit losses of $23 and $21, respectively	1,820	1,875
Inventories, net:
Raw materials and supplies	941	992
Work in process and finished goods	1,209	1,221
Prepaid expenses and other current assets	559	531
Total current assets	4,959	5,308
Non-current assets:
Property, plant, and equipment, net	3,810	3,762
Operating lease assets	567	533
Deferred tax assets	130	134
Other intangible assets, net	1,474	1,524
Goodwill	5,388	5,366
Employee benefit assets	68	67
Other non-current assets	331	309
Total non-current assets	11,768	11,695
Total assets	$16,727	$17,003
Liabilities
Current liabilities:
Current portion of long-term debt	$12	$13
Short-term debt	46	80
Trade payables	2,338	2,690
Accrued employee costs	319	396
Other current liabilities	1,255	1,297
Total current liabilities	3,970	4,476
Non-current liabilities:
Long-term debt, less current portion	7,011	6,653
Operating lease liabilities	495	463
Deferred tax liabilities	609	616
Employee benefit obligations	207	224
Other non-current liabilities	408	481
Total non-current liabilities	8,730	8,437
Total liabilities	$12,700	$12,913

Commitments and contingencies (See Note 14)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,445 and 1,448 million shares, respectively)	$14	$14
Additional paid-in capital	3,993	4,021
Retained earnings	795	865
Accumulated other comprehensive loss	(827)	(862)
Treasury shares (1 and 1 million shares, respectively)	(11)	(12)
Total Amcor plc shareholders' equity	3,964	4,026
Non-controlling interests	63	64
Total shareholders' equity	4,027	4,090
Total liabilities and shareholders' equity	$16,727	$17,003
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2023	2022
Cash flows from operating activities:
Net income	$290	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	295	284
Net periodic benefit cost	7	4
Amortization of debt discount and deferred financing costs	5	1
Net gain on disposal of property, plant, and equipment	(1)	(5)
Net gain on disposal of businesses	—	(219)
Equity in loss of affiliated companies	2	—
Net foreign exchange loss	35	25
Share-based compensation	6	29
Other, net	(47)	11
Loss from highly inflationary accounting for Argentine subsidiaries	86	28
Deferred income taxes, net	(5)	(12)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(445)	(696)
Net cash provided by operating activities	228	145
Cash flows from investing activities:
Issuance of loans to affiliated companies and other	—	(1)
Investments in affiliated companies and other	(3)	(49)
Business acquisitions	(19)	(54)
Purchase of property, plant, and equipment, and other intangible assets	(245)	(250)
Proceeds from divestitures	—	370
Proceeds from sales of property, plant, and equipment, and other intangible assets	11	8
Net cash (used in)/provided by investing activities	(256)	24
Cash flows from financing activities:
Proceeds from issuance of shares	—	132
Purchase of treasury shares and tax withholdings for share-based incentive plans	(51)	(221)
Repayment of long-term debt	(21)	(11)
Net borrowing of commercial paper	322	500
Net repayment of short-term debt	(44)	(83)
Repayment of lease liabilities	(6)	(2)
Share buybacks/cancellations	(30)	(40)
Dividends paid	(361)	(365)
Net cash used in financing activities	(191)	(90)

Effect of exchange rates on cash and cash equivalents	(40)	(92)

Net decrease in cash and cash equivalents	(259)	(13)
Cash and cash equivalents balance at beginning of year	689	850

Cash and cash equivalents balance at end of period	$430	$837

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$162	$127
Income taxes paid	$124	$91

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$59	$83
Contingent purchase considerations related to acquired businesses, accrued but not paid	$27	$12
See accompanying notes to condensed consolidated financial statements. Cash and cash equivalents at the beginning of fiscal year 2023 include cash and cash equivalents classified as held for sale.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of September 30, 2022	$15	$4,412	$588	$(1,048)	$(49)	$58	$3,976
Net income			459			2	461
Other comprehensive income				147		—	147
Share buyback/cancellations	—	(40)					(40)
Dividends declared ($0.1225 per share)			(181)			(3)	(184)
Options exercised and shares vested		(14)			50		36
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		20					20
Purchase of treasury shares					(19)		(19)
Share-based compensation expense		13					13
Change in non-controlling interests		—				1	1
Balance as of December 31, 2022	$15	$4,391	$866	$(901)	$(18)	$58	$4,411

Balance as of June 30, 2022	$15	$4,431	$534	$(880)	$(18)	$59	$4,141
Net income			691			4	695
Other comprehensive loss				(21)		—	(21)
Share buyback/cancellations	—	(40)					(40)
Dividends declared ($0.2425 per share)			(359)			(6)	(365)
Options exercised and shares vested		(89)			221		132
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		60					60
Purchase of treasury shares					(221)		(221)
Share-based compensation expense		29					29
Change in non-controlling interests		—				1	1
Balance as of December 31, 2022	$15	$4,391	$866	$(901)	$(18)	$58	$4,411

Balance as of September 30, 2023	$14	$3,983	$841	$(928)	$(12)	$66	$3,964
Net income			134			2	136
Other comprehensive income				101		—	101
Dividends declared ($0.125 per share)			(180)			(5)	(185)
Shares vested		(4)			4		—
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		3					3
Purchase of treasury shares					(3)		(3)
Share-based compensation expense		11					11
Balance as of December 31, 2023	$14	$3,993	$795	$(827)	$(11)	$63	$4,027

Balance as of June 30, 2023	$14	$4,021	$865	$(862)	$(12)	$64	$4,090
Net income			286			4	290
Other comprehensive income				35		—	35
Share buyback/cancellations	—	(30)					(30)
Dividends declared ($0.2475 per share)			(356)			(5)	(361)
Shares vested and related tax withholdings		(52)			49		(3)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		48					48
Purchase of treasury shares					(48)		(48)
Share-based compensation expense		6					6
Balance as of December 31, 2023	$14	$3,993	$795	$(827)	$(11)	$63	$4,027
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

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of December 31, 2023 and June 30, 2023, the amounts due to suppliers participating in the Company’s SCF programs amounted to $1.0 billion and $1.1 billion, respectively.

Accounting Standards Not Yet Adopted

    In November 2023, the FASB issued ASU 2023-07 that adds new reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard's amendments are effective for the Company for annual periods beginning July 1, 2024, and interim periods beginning July 1, 2025, with early adoption permitted, and will be applied retrospectively to all periods in the financial statements. The Company will adopt this guidance in fiscal year 2025. The Company is currently evaluating the impact that this new guidance will have on its disclosures.

    In December 2023, the FASB issued ASU 2023-09 that adds new income tax disclosure requirements, primarily related to existing income tax rate reconciliation and income taxes paid information. The new standard's amendments are effective for the Company for annual periods beginning July 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this new guidance will have on its disclosures.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are not expected to have a material impact on its results of operations, financial position, and disclosures.

Note 3 - Restructuring and Other Related Activities, Net

    Restructuring and other related activities, net, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2023	2022	2023	2022
Gain on disposal of Russian business, net	$—	$215	$—	$215
Restructuring and related expenses, net	(24)	(2)	(52)	(3)
Restructuring and other related activities, net	$(24)	$213	$(52)	$212

    A pre-tax net gain on disposal of the Company's three manufacturing facilities in Russia ("Russian business") of $215 million was recognized in the three and six months ended December 31, 2022. The carrying value of the Russian business had previously been impaired by $90 million in the quarter ended June 30, 2022. For further information refer to Note 4, "Acquisitions and Disposals".

    Refer to Note 5, "Restructuring" for information on restructuring and related expenses, net.

Note 4 - Acquisitions and Disposals

Fiscal Year 2024 - Acquisition

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

Fiscal Year 2023 - Acquisitions

    On May 31, 2023, the Company completed the acquisition of a New Zealand based leading manufacturer of state-of-the-art, automated protein packaging machines. The purchase consideration of $45 million is subject to customary post-closing adjustments. The consideration includes contingent consideration of $13 million, to be earned and paid in cash over the two years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $21 million and goodwill of $24 million. Goodwill is deductible for tax purposes. The fair values of the contingent consideration, identifiable net assets acquired, and goodwill are based on the Company's best estimate as of December 31, 2023 using information available as of the acquisition date, and are considered preliminary. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    On March 17, 2023, the Company completed the acquisition of a 100% equity interest in a medical device packaging manufacturing site in Shanghai, China. The purchase consideration of $61 million includes contingent consideration of $20 million, to be earned and paid in cash over the three years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $21 million and goodwill of $40 million. Goodwill is not deductible for tax purposes. The fair values of the contingent consideration, identifiable net assets acquired, and goodwill are based on the Company's best estimate as of December 31, 2023 using information available as of the acquisition date, and are considered preliminary. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    The fair value estimates for all three acquisitions in fiscal years 2024 and 2023 were based on income, market, and cost valuation methods. Pro forma information related to these acquisitions has not been presented, as the effect of the acquisitions on the Company's consolidated financial statements was not material.

Fiscal Year 2023 - Disposal

    On December 23, 2022, the Company completed the sale of the Russian business after receiving all necessary regulatory approvals and cash proceeds, including receipt of closing cash balances. The sale followed the Company’s previously announced plan to pursue the orderly sale of its Russian business. The total net cash consideration received, excluding disposed cash and items settled net, was $365 million and resulted in a net pre-tax net gain of $215 million. The carrying value of the Russian business had previously been impaired by $90 million in the quarter ended June 30, 2022. The impairment charge was based on the Company's best estimate of the fair value of its Russian business, which considered the wide range of indicative bids received and uncertain regulatory environment. The net pre-tax gain on disposal of the Russian business was recorded as restructuring and other related activities, net within the condensed consolidated statements of income. The Russian business had a net carrying value of $252 million, including allocated goodwill of $46 million and accumulated other comprehensive losses of $73 million, primarily attributed to foreign currency translation adjustments.

Note 5 - Restructuring

    Restructuring and related expenses, net, were $24 million and $2 million during the three months ended December 31, 2023 and 2022, respectively, and $52 million and $3 million during the six months ended December 31, 2023 and 2022, respectively. The Company's restructuring activities for the three and six months ended December 31, 2023 were primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below). The Company's restructuring activities in the three and six months ended December 31, 2022 related to Other Restructuring Plans (as defined below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more information on its restructuring activities.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it will allocate approximately $110 million to $130 million of the sale proceeds from the Russian business to various cost saving initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). The Company expects the total Plan cash and non-cash net expenses to total approximately $230 million. As of December 31, 2023, the Company has initiated projects with an expected net cost of approximately $210 million, of which $87 million relates to employee related expenses, $45 million to fixed asset related expenses (net of expected gains on asset disposals), $55 million to other restructuring expenses, and $23 million to restructuring related expenses. The projects initiated as of December 31, 2023 are expected to result in approximately $110 million of net cash expenditures. The Plan includes both the Flexibles and Rigid Packaging reportable segments and is expected to be largely completed by the end of calendar year 2024.

    From the initiation of the Plan through December 31, 2023, the Company has incurred $77 million in employee related expenses, $25 million in fixed asset related expenses, $27 million in other restructuring, and $13 million in restructuring related expenses, with $126 million incurred in the Flexibles reportable segment and $16 million incurred in the Rigid Packaging reportable segment. The Plan has resulted in cumulative net cash outflows of $49 million. Additional cash payments of approximately $40 million to $45 million, net of estimated proceeds from disposals, are expected for the remainder of the fiscal year 2024, the majority of which relates to the Flexibles reportable segment.

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

Consolidated Restructuring Plans

    The total costs incurred from the beginning of the Company's 2023 Restructuring Plan and Other Restructuring Plans are as follows:

($ in millions)	2023 Restructuring Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses
Fiscal year 2023	$94	$17	$111
Fiscal year 2024, first quarter	26	2	28
Fiscal year 2024, second quarter	22	2	24
Net expenses incurred	$142	$21	$163
(1)Includes restructuring related expenses from the 2023 Restructuring Plan of $6 million, $3 million, and $4 million for fiscal year 2023, first quarter of fiscal year 2024, and second quarter of fiscal year 2024, respectively. In the three and six months ended December 31, 2023, $16 million and $39 million of restructuring and related expenses, net, were incurred in the Flexibles reportable segment and $6 million and $9 million in the Rigid Packaging reportable segment.
(2)Includes restructuring related costs of $4 million, nil, and $1 million for fiscal year 2023, first quarter of fiscal year 2024, and second quarter of fiscal year 2024, respectively.

    An analysis of the restructuring charges by type incurred is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2023	2022	2023	2022
Employee related expenses	$(3)	$1	$13	$2
Fixed asset related expenses	6	—	12	—
Other expenses	16	—	19	—
Total restructuring expenses, net	$19	$1	$44	$2

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2023	$126	$3	$21	$150
Net charges to earnings	13	12	19	44
Cash paid	(40)	—	(18)	(58)
Non-cash and other	—	(12)	(2)	(14)
Foreign currency translation	1	—	—	1
Liability balance as of December 31, 2023	$100	$3	$20	$123

    The table above includes liabilities arising from the 2023 Restructuring Plan and Other Restructuring Plans. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 6 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2023	$4,391	$975	$5,366
Acquisitions (1)	1	—	1
Foreign currency translation	20	1	21
Balance as of December 31, 2023	$4,412	$976	$5,388
(1)Acquisitions are attributed to goodwill recognized in connection with the business combinations detailed in Note 4, "Acquisitions and Disposals".

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	December 31, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$2,006	$(729)	$1,277
Computer software	272	(187)	85
Other (2)	339	(227)	112
Total other intangible assets	$2,617	$(1,143)	$1,474

	June 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,987	$(660)	$1,327
Computer software	261	(185)	76
Other (2)	327	(206)	121
Total other intangible assets	$2,575	$(1,051)	$1,524
(1)Accumulated amortization and impairment as of December 31, 2023 and June 30, 2023 included $37 million and $34 million, respectively, of accumulated impairment in the Other category.
(2)As of December 31, 2023 and June 30, 2023, Other included $18 million and $17 million, respectively, of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $47 million and $43 million during the three months ended December 31, 2023 and 2022, respectively, and $91 million and $87 million during the six months ended December 31, 2023 and 2022, respectively.

Note 7 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of December 31, 2023 and June 30, 2023, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding the fair value of designated receive-fixed/pay-variable interest rate swaps) were as follows:

	December 31, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper (1) and finance leases)	$4,149	$3,990	$4,123	$3,844
(1) As of December 31, 2023, and June 30, 2023, the Company held interest rate swap contracts for a total notional amount of commercial paper equal to $1.2 billion. These contracts are considered to be economic hedges and the related $1.2 billion notional amount of commercial paper is also excluded from the total long-term debt with fixed interest rates.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following table summarizes the fair value of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	4	—	4
Interest rate swaps	—	7	—	7
Total assets measured at fair value	$—	$12	$—	$12

Liabilities
Contingent purchase consideration	$—	$—	$38	$38
Commodity contracts	—	1	—	1
Forward exchange contracts	—	4	—	4
Interest rate swaps	—	82	—	82
Total liabilities measured at fair value	$—	$87	$38	$125

	June 30, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$—	$3	$—	$3
Interest rate swaps	—	16	—	16
Total assets measured at fair value	$—	$19	$—	$19

Liabilities
Contingent purchase consideration	$—	$—	$46	$46
Commodity contracts	—	2	—	2
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	96	—	96
Total liabilities measured at fair value	$—	$103	$46	$149

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of December 31, 2023, the Company had contingent purchase consideration liabilities of $38 million, consisting of $27 million of contingent purchase consideration predominantly relating to fiscal year 2023 acquisitions (refer to Note 4, "Acquisitions and Disposals") and a $11 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material. During the three and six months ended December 31, 2023, income of $9 million was recorded in other income/(expenses), net from remeasuring the fair value of the Company's contingent purchase consideration liability.

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

    During the three months ended December 31, 2023 and 2022, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill. For information on long-lived asset impairments, refer to Note 5, "Restructuring".

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

    In March 2023, the Company entered into interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, the Company pays a weighted-average fixed interest rate of 3.88% and receives a variable rate of interest, based on 1-month Term Secured Overnight Financing Rate ("SOFR"), from July 2023 through June 2024, settled monthly. As of December 31, 2023 and June 30, 2023, the Company had no other receive-variable/pay-fixed interest rate swaps. Although the Company is not applying hedge accounting, the Company believes that these economic hedging instruments are effective in protecting the Company against the risks of changes in the variable interest rate on a portion of its forecasted commercial paper issuances.

    As of December 31, 2023, and June 30, 2023, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps was $650 million.

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

    As of December 31, 2023, and June 30, 2023, the notional amount of the outstanding forward contracts was $450 million and $462 million, respectively.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	December 31, 2023	June 30, 2023
Commodity	Volume	Volume
Aluminum	14,670 tons	14,325 tons
PET resin	16,600,000 lbs.	— lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	December 31, 2023	June 30, 2023
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$1	$—
Forward exchange contracts	Other current assets	3	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	1	1
Interest rate swaps	Other current assets	7	16
Total current derivative contracts		12	19
Total non-current derivative contracts		—	—
Total derivative asset contracts		$12	$19

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$2
Forward exchange contracts	Other current liabilities	2	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	1	1
Total current derivative contracts		4	6
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	—	1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	82	96
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other non-current liabilities	1	—
Total non-current derivative contracts		83	97
Total derivative liability contracts		$87	$103

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Loss Reclassified from AOCI into Income	Loss Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2023	2022	2023	2022
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$—	$(4)	$(1)	$(2)
Forward exchange contracts	Net sales	(1)	(1)	—	(1)
Treasury locks	Interest expense	—	—	(1)	(1)
Total		$(1)	$(5)	$(2)	$(4)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2023	2022	2023	2022
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income/(expenses), net	$6	$10	$8	$(5)
Interest rate swaps	Other income/(expenses), net	(6)	1	(9)	1
Total		$—	$11	$(1)	$(4)

	Location of Gain/(Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain/(Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2023	2022	2023	2022
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$25	$5	$14	$(28)
Total		$25	$5	$14	$(28)

Note 9 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for defined benefit plans included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2023	2022	2023	2022
Service cost	$5	$5	$9	$9
Interest cost	12	12	25	24
Expected return on plan assets	(14)	(14)	(28)	(28)
Amortization of actuarial loss	1	—	2	1
Amortization of prior service credit	(1)	(1)	(2)	(2)
Settlement costs	—	—	1	—
Net periodic benefit cost	$3	$2	$7	$4

    Service cost is included in operating income. All other components of net periodic benefit cost are recorded within other non-operating income, net.

Note 10 - Income Taxes

    The provision for income taxes for the three and six months ended December 31, 2023 and 2022 is based on the Company’s estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes and equity in loss of affiliated companies, and is adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended December 31, 2023 increased by 10.3 percentage points compared to the three months ended December 31, 2022 from 6.7% to 17.0%, primarily due to the difference in the magnitude of discrete events in both periods, mainly driven by tax benefits attributable to the disposal of the Russian business in the three months ended December 31, 2022.

    The effective tax rate for the six months ended December 31, 2023 increased by 7.1 percentage points compared to the six months ended December 31, 2022 from 11.6% to 18.7%, primarily due to the difference in the magnitude of discrete events in both periods, mainly driven by tax benefits attributable to the disposal of the Russian business in the six months ended December 31, 2022.

Note 11 - Shareholders' Equity

    The changes in ordinary and treasury shares during the six months ended December 31, 2023 and 2022 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2022	1,489	$15	2	$(18)
Share buyback / cancellations	(3)	—	—	—
Options exercised and shares vested	—	—	(18)	221
Purchase of treasury shares	—	—	18	(221)
Balance as of December 31, 2022	1,486	$15	2	$(18)

Balance as of June 30, 2023	1,448	$14	1	$(12)
Share buyback / cancellations	(3)	—	—	—
Shares vested	—	—	(4)	49
Purchase of treasury shares	—	—	4	(48)
Balance as of December 31, 2023	1,445	$14	1	$(11)

    The changes in the components of accumulated other comprehensive loss, net of tax, during the six months ended December 31, 2023 and 2022 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)
Balance as of June 30, 2022	$(892)	$(13)	$40	$(15)	$(880)
Other comprehensive loss before reclassifications	(91)	—	—	(6)	(97)
Amounts reclassified from accumulated other comprehensive loss	74	—	(1)	3	76
Net current period other comprehensive loss	(17)	—	(1)	(3)	(21)
Balance as of December 31, 2022	$(909)	$(13)	$39	$(18)	$(901)

Balance as of June 30, 2023	$(823)	$(13)	$(10)	$(16)	$(862)
Other comprehensive income before reclassifications	31	—	—	1	32
Amounts reclassified from accumulated other comprehensive loss	—	—	1	2	3
Net current period other comprehensive income	31	—	1	3	35
Balance as of December 31, 2023	$(792)	$(13)	$(9)	$(13)	$(827)

    The following tables provide details of amounts reclassified from AOCI into income:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2023	2022	2023	2022
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)	$(2)	$(2)
Amortization of actuarial loss	1	—	2	1
Effect of pension settlement	—	—	1	—
Total before tax effect	—	(1)	1	(1)
Tax effect	—	—	—	—
Total net of tax	$—	$(1)	$1	$(1)

Losses on cash flow hedges:
Commodity contracts	$—	$4	$1	$2
Forward exchange contracts	1	1	—	1
Treasury locks	—	—	1	1
Total before tax effect	1	5	2	4
Tax effect	—	(1)	—	(1)
Total net of tax	$1	$4	$2	$3

Losses on foreign currency translation:
Foreign currency translation adjustment	$—	$74	$—	$74
Total before tax effect	—	74	—	74
Tax effect	—	—	—	—
Total net of tax	$—	$74	$—	$74

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    To protect the Company from share price volatility, the Company entered into forward contracts for the purchase of its ordinary shares. As of December 31, 2023, the Company had forward contracts outstanding that were entered into in September 2022 and mature in March 2024 to purchase 6 million shares at a weighted average price of $12.11. As of June 30, 2023, the Company had forward contracts outstanding that were entered into in May 2022 and September 2022 that mature between September 2023 and November 2023 to purchase 9 million shares at a weighted average price of $12.39. During the six months ended December 31, 2023, forward contracts related to 3 million shares were settled, which were outstanding as of June 30, 2023.

    The forward contracts to purchase the Company's own shares have been included in other current liabilities in the unaudited condensed consolidated balance sheets. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts at each reporting period was determined based on the present value of the cost required to settle the contracts.

Note 12 - Segments

    The Company's business is organized and presented in the two reportable segments outlined below:

Flexibles: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, fresh produce, snack food, personal care, and other industries. The results of the Russian business sold on December 23, 2022 are included in the comparative period results until the date of sale.

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

    The following table presents information about reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2023	2022	2023	2022
Flexibles	$2,481	$2,812	$5,049	$5,591
Rigid Packaging	770	830	1,645	1,763
Other	—	—	—	—
Net sales	$3,251	$3,642	$6,694	$7,354

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$312	$353	$634	$706
Rigid Packaging	51	57	113	123
Other	(11)	(11)	(38)	(38)
Adjusted EBIT	352	399	709	791
Less: Amortization of acquired intangible assets from business combinations (1)	(43)	(40)	(83)	(80)
Less: Impact of hyperinflation (2)	(34)	(5)	(51)	(13)
Add/(Less): Restructuring and other related activities, net (3)	(24)	207	(52)	204
Add/(Less): Other (4)	(9)	1	(13)	2
Interest income	11	11	21	20
Interest expense	(89)	(79)	(174)	(138)
Equity in loss of affiliated companies, net of tax	1	—	2	—
Income before income taxes and equity in loss of affiliated companies	$165	$494	$359	$786

(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Restructuring and other related activities, net includes incremental costs incurred in connection with the Russia-Ukraine conflict in fiscal year 2023.
(4)Other includes various expense and income items relating to acquisitions, retroactive foil duties, certain litigation reserve settlements, and fair value movements on economic hedges.

The following tables disaggregate net sales by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended December 31,
	2023			2022
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$951	$549	$1,500	$1,092	$623	$1,715
Latin America	265	221	486	269	207	476
Europe	864	—	864	1,030	—	1,030
Asia Pacific	401	—	401	421	—	421
Net sales	$2,481	$770	$3,251	$2,812	$830	$3,642

	Six Months Ended December 31,
	2023			2022
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,975	$1,225	$3,200	$2,198	$1,349	$3,547
Latin America	550	420	970	554	414	968
Europe	1,722	—	1,722	1,985	—	1,985
Asia Pacific	802	—	802	854	—	854
Net sales	$5,049	$1,645	$6,694	$5,591	$1,763	$7,354

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator
Net income attributable to Amcor plc	$134	$459	$286	$691
Distributed and undistributed earnings attributable to shares to be repurchased	(1)	(3)	(1)	(6)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$133	$456	$285	$685

Denominator
Weighted-average ordinary shares outstanding	1,444	1,486	1,445	1,485
Weighted-average ordinary shares to be repurchased by Amcor plc	(5)	(11)	(6)	(11)
Weighted-average ordinary shares outstanding for EPS—basic	1,439	1,475	1,439	1,474
Effect of dilutive shares	1	10	1	11
Weighted-average ordinary shares outstanding for EPS—diluted	1,440	1,485	1,440	1,486

Per ordinary share income
Basic earnings per ordinary share	$0.093	$0.309	$0.198	$0.465
Diluted earnings per ordinary share	$0.092	$0.307	$0.198	$0.461
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards for the three and six months ended December 31, 2023 represented an aggregate of 35 million and 31 million shares, respectively. The excluded stock awards for the three and six months ended December 31, 2022 represented an aggregate of 15 million and 12 million shares, respectively.

Note 14 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of December 31, 2023, the Company has recorded accruals of $14 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $27 million as of December 31, 2023. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of December 31, 2023, the Company provided letters of credit of $17 million, judicial insurance of $2 million, and deposited cash of $14 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of December 31, 2023, the Company has recorded aggregate accruals of $9 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of December 31, 2023, the Company has also recorded aggregate accruals of $52 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three and six months ended December 31, 2023.

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

Other Matters

    In the normal course of business, the Company is subject to legal proceedings, lawsuits, and other claims. While the potential financial impact with respect to these ordinary course matters is subject to many factors and uncertainties, management believes that any financial impact to the Company from these matters, individually and in the aggregate, would not have a material adverse effect on the Company's financial position or results of operations.

Note 15 - Subsequent Events

    On February 6, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.1250 per share to be paid on March 19, 2024 to shareholders of record as of February 28, 2024. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from February 27, 2024 to February 28, 2024, inclusive.

    On February 6, 2024, the Company's Board of Directors extended the approval for the remaining $39 million of ordinary shares and CDIs of the $100 million buyback until June 30, 2024.

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

Summary of Financial Results

	Three Months Ended December 31,				Six Months Ended December 31,
($ in millions)	2023		2022		2023		2022
Net sales	$3,251	100.0%	$3,642	100.0%	$6,694	100.0%	$7,354	100.0%
Cost of sales	(2,630)	(80.9%)	(2,980)	(81.8%)	(5,428)	(81.1%)	(6,024)	(81.9%)

Gross profit	621	19.1%	662	18.2%	1,266	18.9%	1,330	18.1%

Operating expenses:
Selling, general, and administrative expenses	(299)	(9.2%)	(298)	(8.2%)	(601)	(9.0%)	(600)	(8.2%)
Research and development expenses	(28)	(0.9%)	(24)	(0.7%)	(55)	(0.8%)	(49)	(0.7%)
Restructuring and other related activities, net	(24)	(0.7%)	213	5.8%	(52)	(0.8%)	212	2.9%
Other income/(expenses), net	(28)	(0.9%)	6	0.2%	(46)	(0.7%)	8	0.1%

Operating income	242	7.4%	559	15.3%	512	7.6%	901	12.3%

Interest income	11	0.3%	11	0.3%	21	0.3%	20	0.3%
Interest expense	(89)	(2.7%)	(79)	(2.2%)	(174)	(2.6%)	(138)	(1.9%)
Other non-operating income, net	1	—%	3	0.1%	—	—%	3	—%

Income before income taxes and equity in loss of affiliated companies	165	5.1%	494	13.6%	359	5.4%	786	10.7%

Income tax expense	(28)	(0.9%)	(33)	(0.9%)	(67)	(1.0%)	(91)	(1.2%)
Equity in loss of affiliated companies, net of tax	(1)	—%	—	—%	(2)	—%	—	—%

Net income	$136	4.2%	$461	12.7%	$290	4.3%	$695	9.5%

Net income attributable to non-controlling interests	(2)	(0.1%)	(2)	(0.1%)	(4)	(0.1%)	(4)	(0.1%)

Net income attributable to Amcor plc	$134	4.1%	$459	12.6%	$286	4.3%	$691	9.4%

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

Significant Developments Affecting the Periods Presented

Economic and Market Conditions

    As anticipated, market conditions have continued to remain challenging in the first half of fiscal year 2024, with softer customer demand and increased destocking in the second quarter, particularly in December, of fiscal year 2024. We also continue to be impacted by higher inflation in certain areas, such as labor costs. In addition, higher inflation, especially in Europe and the United States, has led central banks to rapidly raise interest rates to dampen inflation which has resulted in higher interest expense on our variable rate debt, particularly on U.S. dollar and Euro denominated debt in the first half of fiscal year 2024 compared to the same period in fiscal year 2023.

    The underlying causes for the continued market volatility can be attributed to a variety of factors, such as the Russia-Ukraine and the Gaza-Israel conflicts and higher inflation in many economies, which have resulted in increased volatility in food and other markets and impacted global economies. In this context, we remain focused on taking price and cost actions to offset inflation, aligning our cost base with market dynamics, and managing working capital. Improved operating leverage, combined with known benefits in the second half of fiscal year 2024, which include the elimination of the earnings headwinds from the sale of the three manufacturing facilities in Russia ("Russian business"), a lower interest expense headwind, and the realization of structural cost reduction and productivity initiatives, is expected to result in improved earnings in the second half of fiscal year 2024. However, there is no assurance that we will meet our performance expectations or that ongoing geopolitical tensions and other factors will not negatively impact our financial results.

Russia-Ukraine Conflict / 2023 Restructuring Plan

    Russia's invasion of Ukraine that began in February 2022 continues as of the date of the filing of this quarterly report. In advance of the invasion, we proactively suspended operations at our small manufacturing site in Ukraine. We also operated our Russian business until its sale on December 23, 2022, for net cash proceeds of $365 million. In addition, we repatriated approximately $65 million in cash held in Russia as part of the transaction. We recorded a pre-tax net gain on sale of $215 million. The carrying value of the Russian business had previously been impaired by $90 million in the quarter ended June 30, 2022.

    On February 7, 2023, we announced that we expect to invest $110 million to $130 million of the sale proceeds from the Russian business in various cost savings initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). We expect total Plan cash and non-cash net expenses of approximately $230 million. Of the remaining cash received from the sale of the Russian business, we allocated $100 million to the repurchase of additional shares and the remainder was used to reduce debt.

    As of December 31, 2023, we have initiated restructuring and related projects with an expected net cost of approximately $210 million, of which approximately $110 million is expected to result in net cash expenditures. From the initiation of the Plan until December 31, 2023, we have incurred $77 million in employee-related expenses, $25 million in fixed asset related expenses, $27 million in other restructuring, and $13 million in restructuring related expenses. The Plan has resulted in $49 million of cash outflows to date.

    Management initiated other restructuring actions in the fourth quarter of fiscal year 2022 to help mitigate the impact of the Russian sale. Management expects to realize an annualized pre-tax benefit of approximately $50 million from structural cost reduction actions taken as a result of all Russia related restructuring by the end of fiscal year 2025.

    For further information, refer to Note 5, "Restructuring," of Part I, "Item 1, Notes to Condensed Consolidated Financial Statements".

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Following the governmental election in the three months ended December 31, 2023, Argentina devalued the Argentine Peso by approximately 55% against the U.S. dollar. As a result, highly inflationary accounting in the three months ended December 31, 2023 and 2022 resulted in a negative impact on monetary assets of $34 million and $5 million, respectively, and $51 million and $13 million in the six months ended December 31, 2023 and 2022, respectively, in foreign currency transaction losses that were reflected in the unaudited condensed consolidated statements of income. Our operations in Argentina represented approximately 2% of our consolidated net sales and annual adjusted earnings before interest and tax in fiscal years 2023 and 2022.

Results of Operations - Three Months Ended December 31, 2023

Consolidated Results of Operations

	Three Months Ended December 31,
($ in millions, except per share data)	2023	2022
Net sales	$3,251	$3,642
Operating income	242	559
Operating income as a percentage of net sales	7.4%	15.3%

Net income attributable to Amcor plc	$134	$459
Diluted Earnings Per Share	$0.092	$0.307

    Net sales decreased by $391 million, or 11%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Excluding the positive currency impacts of $72 million, the negative impacts from the pass-through of lower raw material costs of approximately $30 million, and the negative impact from the disposed Russian business of $85 million, the remaining variation in net sales for the three months ended December 31, 2023 was a decrease of $348 million, or 10%, reflecting lower volumes.

    Net income attributable to Amcor plc decreased by $325 million, or 71%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, mainly due to the non-recurrence of a pre-tax net gain of $215 million on disposal of the Russian business in the three months ended December 31, 2022, a decrease in gross profit of $41 million, a decrease in other income of $34 million, an increase in restructuring and related expenses, net, of $22 million, and higher net interest expense of $10 million.

    Diluted earnings per share ("Diluted EPS") decreased by $0.215, or 70%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, with the net income available to ordinary shareholders of Amcor plc decreasing by 71% due to the above items and the diluted weighted average number of shares outstanding decreasing by 3%. The decrease in the diluted weighted average number of shares outstanding was largely due to the repurchase of shares under previously announced share buyback programs.

Segment Results of Operations

Flexibles Segment

	Three Months Ended December 31,
($ in millions)	2023	2022
Net sales	$2,481	$2,812
Adjusted EBIT	312	353
Adjusted EBIT as a percentage of net sales	12.6%	12.6%

    Net sales decreased by $331 million, or 12%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Excluding the positive currency impacts of $63 million, the negative impacts from the pass-through of lower raw material costs of approximately $45 million, and the negative impact from the disposed Russian business of $85 million, the remaining variation in net sales for the three months ended December 31, 2023 was a decrease of $264 million, or 9%, reflecting sales from acquired businesses of 1% and unfavorable volumes of 10% as a result of persistently broad based lower market and customer demand as well as accelerated destocking, particularly in December.

    Adjusted earnings before interest and tax ("Adjusted EBIT") decreased by $41 million or 12% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Excluding positive currency impacts of $6 million and the negative net impact from the disposed Russian business of $29 million, the remaining decrease in Adjusted EBIT for the three months ended December 31, 2023, was $18 million, or 5%, reflecting the net negative effect of 6% from unfavorable volumes and favorable operating cost performance, partially offset by favorable price/mix of 1%.

Rigid Packaging Segment

	Three Months Ended December 31,
($ in millions)	2023	2022
Net sales	$770	$830
Adjusted EBIT	51	57
Adjusted EBIT as a percentage of net sales	6.6%	6.9%

    Net sales decreased by $60 million, or 7%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Excluding the positive currency impacts of $10 million and the positive impact from the pass-through of higher raw material costs of approximately $15 million, the remaining variation in net sales for the three months ended December 31, 2023 was a decrease of $85 million, or 10%, reflecting price/mix benefits of 2% and unfavorable volumes of 12% predominantly reflecting an incremental weaker consumer and customer demand and significant destocking.

    Adjusted EBIT decreased by $6 million, or 11%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. Excluding the positive currency impacts of $1 million, the remaining variation in Adjusted EBIT for the three months ended December 31, 2023 was a decrease of $7 million, or 12%, reflecting the net negative effect of 29% from unfavorable volumes and favorable operating cost performance, partly offset by favorable price/mix of 17%.

Consolidated Gross Profit

	Three Months Ended December 31,
($ in millions)	2023	2022
Gross profit	$621	$662
Gross profit as a percentage of net sales	19.1%	18.2%

    Gross profit decreased by $41 million, or 6%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The decrease was primarily driven by the impact of the disposed Russian business and lower volumes. Gross profit as a percentage of sales increased to 19.1% for the three months ended December 31, 2023, driven by an improvement in operating cost performance.

Consolidated Research And Development Expenses

	Three Months Ended December 31,
($ in millions)	2023	2022
Research and development expenses	$(28)	$(24)
Research and development expenses as a percentage of net sales	(0.9%)	(0.7%)

    Research and development expenses increased by $4 million, or 17%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase was due to continued investment in our research and development organization to further progress towards our innovation and sustainability goals.

Consolidated Restructuring and Other Related Activities, Net

	Three Months Ended December 31,
($ in millions)	2023	2022
Restructuring and other related activities, net	$(24)	$213
Restructuring and other related activities, net, as a percentage of net sales	(0.7%)	5.8%

    Restructuring and other related activities, net, changed by $237 million for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The change was mainly a result of a pre-tax net gain of $215 million on the disposal of the Russian business in three months ended December 31, 2022 and an increase in restructuring and related expenses, net, of $22 million, primarily related to the 2023 Restructuring Plan.

Consolidated Other Income/(Expenses), Net

	Three Months Ended December 31,
($ in millions)	2023	2022
Other income/(expenses), net	$(28)	$6
Other income/(expenses), net as a percentage of net sales	(0.9%)	0.2%

    Other income/(expenses), net changed by $34 million, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, primarily from the adverse impact of the devaluation of the Argentine Peso.

Consolidated Interest Expense

	Three Months Ended December 31,
($ in millions)	2023	2022
Interest expense	$(89)	$(79)
Interest expense as a percentage of net sales	(2.7%)	(2.2%)

    Interest expense increased by $10 million, or 13%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, driven primarily by increased variable interest rates.

Consolidated Income Tax Expense

	Three Months Ended December 31,
($ in millions)	2023	2022
Income tax expense	$(28)	$(33)
Effective income tax rate	17.0%	6.7%

    The provision for income taxes for the three months ended December 31, 2023 and 2022 is based on our estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes and equity in loss of affiliated companies, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended December 31, 2023 increased by 10.3 percentage points compared to the three months ended December 31, 2022, primarily due to the difference in the magnitude of discrete events in both periods, mainly driven by tax benefits attributable to the disposal of the Russian business in the three months ended December 31, 2022.

Results of Operations - Six Months Ended December 31, 2023

Consolidated Results of Operations

	Six Months Ended December 31,
($ in millions, except per share data)	2023	2022
Net sales	$6,694	$7,354
Operating income	$512	$901
Operating income as a percentage of net sales	7.6%	12.3%

Net income attributable to Amcor plc	$286	$691
Diluted Earnings Per Share	$0.198	$0.461

    Net sales decreased by $660 million, or 9%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Excluding the positive currency impacts of $154 million, the negative impacts from the pass-through of lower raw material costs of approximately $85 million, and the negative impact from the disposed Russian business of $156 million, the remaining decrease in net sales for the six months ended December 31, 2023 was $573 million, or 8%, reflecting favorable price/mix of 1% and unfavorable volumes of 9%.

    Net income attributable to Amcor plc decreased by $405 million, or 59%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, mainly due to the non-recurrence of the pre-tax net gain of $215 million on disposal of the Russian business in the six months ended December 31, 2022, a decrease in gross profit of $64 million, a decrease in other income of $54 million, an increase in restructuring and related expenses, net, of $49 million, and higher net interest expense of $35 million.

    Diluted earnings per share decreased by $0.263, or 57%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, with the net income available to ordinary shareholders of Amcor plc decreasing by 58% due to the above items and the diluted weighted average number of shares outstanding decreasing by 3% for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease in the diluted weighted average number of shares outstanding was due to the repurchase of shares under previously announced share buyback programs.

Segment Results of Operations

Flexibles Segment

	Six Months Ended December 31,
($ in millions)	2023	2022
Net sales	$5,049	$5,591
Adjusted EBIT	$634	$706
Adjusted EBIT as a percentage of net sales	12.6%	12.6%

    Net sales decreased by $542 million, or 10%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Excluding the positive currency impacts of $135 million, the negative impacts from the pass-through of lower raw material costs of approximately $90 million, and the negative impact from the disposed Russian business of $156 million, the remaining variation in net sales for the six months ended December 31, 2023 was a decrease of $431 million, or 8%, reflecting price/mix benefits and sales from acquired businesses of 1% and unfavorable volumes of 9%, mainly reflecting persistently lower market and customer demand and accelerated destocking in the second quarter of fiscal year 2024.

    Adjusted EBIT decreased by $72 million, or 10%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Excluding positive currency impacts of $13 million and the negative net impact from the disposed Russian business of $50 million, the remaining decrease in Adjusted EBIT for the six months ended December 31, 2023, was $35 million, or 5%, reflecting the net negative effect of 13% from unfavorable volumes and favorable operating cost performance, partly offset by favorable price/mix of 8%.

Rigid Packaging Segment

	Six Months Ended December 31,
($ in millions)	2023	2022
Net sales	$1,645	$1,763
Adjusted EBIT	$113	$123
Adjusted EBIT as a percentage of net sales	6.9%	7.0%

    Net sales decreased by $118 million, or 7%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Excluding the positive currency impacts of $18 million, the positive impact from the pass-through of higher raw material costs of approximately $5 million, the remaining variation in net sales for the six months ended December 31, 2023 was a decrease of $141 million, or 8%, reflecting price/mix benefits of 1% and unfavorable volumes of 9%, predominantly reflecting a combination of lower consumer and customer demand, as well as destocking, particularly in the second quarter of fiscal year 2024.

    Adjusted EBIT decreased by $10 million, or 8%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Excluding the positive currency impacts of $1 million, the remaining variation in Adjusted EBIT for the six months ended December 31, 2023 was a decrease of $11 million, or 9%, reflecting the net negative effect of 24% from unfavorable volumes and favorable operating cost performance, partly offset by favorable price/mix of 15%.

Consolidated Gross Profit

	Six Months Ended December 31,
($ in millions)	2023	2022
Gross profit	$1,266	$1,330
Gross profit as a percentage of net sales	18.9%	18.1%

    Gross profit decreased by $64 million, or 5%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The decrease was primarily driven by the impact of the disposed Russian business and lower volumes. Gross profit as a percentage of sales increased to 18.9% for the six months ended December 31, 2023, driven by favorable price/mix and an improvement in operating cost performance.

Consolidated Research And Development Expenses

	Six Months Ended December 31,
($ in millions)	2023	2022
Research and development expenses	$(55)	$(49)
Research and development expenses as a percentage of net sales	(0.8%)	(0.7%)

    Research and development expenses increased by $6 million, or 12%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The increase was due to continued investment in our research and development organization to further progress towards our innovation and sustainability goals.

Consolidated Restructuring and Other Related Activities, Net

	Six Months Ended December 31,
($ in millions)	2023	2022
Restructuring and other related activities, net	$(52)	$212
Restructuring and other related activities, net, as a percentage of net sales	(0.8%)	2.9%

    Restructuring and other related activities, net, changed by $264 million for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The change was mainly a result of a pre-tax net gain of $215 million on the disposal of the Russian business in the six months ended December 31, 2022, and an increase in restructuring and related expenses, net, of $49 million, primarily related to the 2023 Restructuring Plan.

Consolidated Other Income/(Expenses), Net

	Six Months Ended December 31,
($ in millions)	2023	2022
Other income/(expenses), net	$(46)	$8
Other income/(expenses), net as a percentage of net sales	(0.7%)	0.1%
    Other income/(expenses), net changed by $54 million, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, primarily from the adverse impact of the devaluation of the Argentine Peso.

Consolidated Interest Expense

	Six Months Ended December 31,
($ in millions)	2023	2022
Interest expense	$(174)	$(138)
Interest expense as a percentage of net sales	(2.6%)	(1.9%)

    Interest expense increased by $36 million, or 26%, for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, driven primarily by increased variable interest rates.

Consolidated Income Tax Expense

	Six Months Ended December 31,
($ in millions)	2023	2022
Income tax expense	$(67)	$(91)
Effective income tax rate	18.7%	11.6%

    The provision for income taxes for the six months ended December 31, 2023 and 2022 is based on our estimated annual effective tax rate for the respective fiscal years, and is applied on income before income taxes and equity in loss of affiliated companies and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the six months ended December 31, 2023 increased by 7.1 percentage points compared to the six months ended December 31, 2022, primarily due to the difference in the magnitude of discrete events in both periods, mainly driven by tax benefits attributable to the disposal of the Russian business in the six months ended December 31, 2022.

Presentation of Non-GAAP Information

    This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain regulatory and litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including transaction and integration expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of contingent acquisition payments and economic hedging instruments on commercial paper, and impacts related to the Russia-Ukraine conflict. Note that while amortization of acquired intangible assets is excluded from non-GAAP adjusted financial measures, the revenue of the acquired entities and all other expenses unless otherwise stated, are reflected in Adjusted EBIT and adjusted net income and the acquired assets contribute to revenue generation.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three and six months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2023	2022	2023	2022
Net income attributable to Amcor plc, as reported	$134	$459	$286	$691
Add: Net income attributable to non-controlling interests	2	2	4	4
Net income	136	461	290	695
Add: Income tax expense	28	33	67	91
Add: Interest expense	89	79	174	138
Less: Interest income	(11)	(11)	(21)	(20)
EBIT	242	562	510	904
Add: Amortization of acquired intangible assets from business combinations (1)	43	40	83	80
Add: Impact of hyperinflation (2)	34	5	51	13
Add/(Less): Restructuring and other related activities, net (3)	24	(207)	52	(204)
Add/(Less): Other (4)	9	(1)	13	(2)
Adjusted EBIT	$352	$399	$709	$791
Less: Income tax expense	(28)	(33)	(67)	(91)
Less: Adjustments to income tax expense (5)	(17)	(19)	(32)	(30)
Less: Interest expense	(89)	(79)	(174)	(138)
Add: Interest income	11	11	21	20
Less: Net income attributable to non-controlling interests	(2)	(2)	(4)	(4)
Adjusted net income	$227	$277	$453	$548
(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Restructuring and other related activities, net includes incremental costs incurred in connection with the Russia-Ukraine conflict in fiscal year 2023.
(4)Other includes various expense and income items relating to acquisitions, retroactive foil duties, certain litigation reserve settlements, and fair value movements on economic hedges.
(5)Net tax impact on items (1) through (4) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of December 31, 2023 and June 30, 2023 is as follows:

($ in millions)	December 31, 2023	June 30, 2023
Current portion of long-term debt	$12	$13
Short-term debt	46	80
Long-term debt, less current portion	7,011	6,653
Total debt	7,069	6,746
Less cash and cash equivalents	430	689
Net debt	$6,639	$6,057

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

Statement of Income for Obligor Group

($ in millions)	Six Months Ended December 31, 2023
Net sales - external	$476
Net sales - to subsidiaries outside the Obligor Group	2
Total net sales	478

Gross profit	83

Net income	$130

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$130

Balance Sheets for Obligor Group

($ in millions)	December 31, 2023	June 30, 2023
Assets
Current assets - external	$1,579	$1,184
Current assets - due from subsidiaries outside the Obligor Group	220	190
Total current assets	1,799	1,374
Non-current assets - external	1,458	1,415
Non-current assets - due from subsidiaries outside the Obligor Group	12,017	10,992
Total non-current assets	13,475	12,407
Total assets	$15,274	$13,781
Liabilities
Current liabilities - external	$2,482	$1,912
Current liabilities - due to subsidiaries outside the Obligor Group	45	37
Total current liabilities	2,527	1,949
Non-current liabilities - external	7,184	6,801
Non-current liabilities - due to subsidiaries outside the Obligor Group	10,891	9,917
Total non-current liabilities	18,075	16,718
Total liabilities	$20,602	$18,667

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in critical accounting estimates and judgments as of December 31, 2023 from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Overview

	Six Months Ended December 31,
($ in millions)	2023	2022
Net cash provided by operating activities	$228	$145
Net cash (used in)/provided by investing activities	(256)	24
Net cash used in financing activities	(191)	(90)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities increased by $83 million for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The change is primarily driven by lower working capital outflows more than offsetting lower net income in the current period.

    Net Cash (Used in)/Provided by Investing Activities

    Net cash used in investing activities increased by $280 million for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The change is primarily driven by the disposal proceeds collected from the sale of the Russian business in the prior period, partially offset by lower outflows for investments in affiliated companies and business acquisitions compared to the prior period.

    Net Cash Used in Financing Activities

    Net cash used in financing activities increased by $101 million for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The change is primarily driven by lower net debt drawdowns in the current period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

    In March 2023, we entered into two interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, we pay a weighted average fixed rate of interest of 3.88% and receive a variable rate of interest based on 1-month Term Secured Overnight Financing Rate ("SOFR"). The swaps have been effective as of July 1, 2023, and mature on June 30, 2024. The interest rate swap contracts economically hedge the SOFR component of our forecasted commercial paper issuances.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of December 31, 2023, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of December 31, 2023 and June 30, 2023 was $6.6 billion and $6.1 billion, respectively.

Debt Facilities

    As of December 31, 2023, we had undrawn credit facilities available in the amount of $1.0 billion. Our senior facilities are available to fund working capital, capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. These facilities mature in April 2025 and April 2027, respectively, and the revolving tranches have two 12-month options available to us to extend the maturity date.

    As of December 31, 2023, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $2.8 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million.

Dividend Payments

    We declared and paid a $0.1225 cash dividend per ordinary share during the three months ended September 30, 2023 and a $0.1250 cash dividend per ordinary share during the three months ended December 31, 2023.

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

Share Repurchases

    On February 7, 2023, our Board of Directors approved a $100 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and CDIs of the $100 million buyback until June 30, 2024. During the six months ended December 31, 2023, we repurchased approximately $30 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 3 million shares. The shares repurchased as part of the program were canceled upon repurchase.

    We had cash outflows of $48 million and $221 million for the purchase of our shares in the open market and using forward contracts to purchase our own equity during the six months ended December 31, 2023 and 2022, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of December 31, 2023 and June 30, 2023, we held treasury shares at a cost of $11 million and $12 million, respectively, representing 1 million shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended December 31, 2023. For additional information, refer to Note 7, "Fair Value Measurements," and Note 8, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    Share repurchase activity during the three months ended December 31, 2023 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
October 1 - 31, 2023	—	$—	—	$39
November 1 - 30, 2023	243	12.01	—	39
December 1 - 31, 2023	—	—	—	39
Total	243	$12.01	—

(1) Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2) Average price paid per share excludes costs associated with the repurchases.
(3) On February 7, 2023, our Board of Directors approved an on market share buyback of up to $100 million of ordinary shares and/or CDIs during the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and/or CDIs of the $100 million buyback until June 30, 2024. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMCOR PLC

Date	February 7, 2024	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	February 7, 2024	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)