Form 10-Q
period 2024-03-31
Amcor plc
filed 2024-05-01
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of April 29, 2024, the registrant had 1,445,343,212 ordinary shares, $0.01 par value, outstanding.

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
•an inability to attract and retain our global executive management team and our skilled workforce or successfully manage the transition of key roles, including our Chief Executive Officer;
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

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2024	2023	2024	2023
Net sales	$3,411	$3,667	$10,105	$11,021
Cost of sales	(2,719)	(2,994)	(8,147)	(9,018)

Gross profit	692	673	1,958	2,003

Selling, general, and administrative expenses	(330)	(317)	(931)	(917)
Research and development expenses	(25)	(27)	(80)	(76)
Restructuring and other related activities, net	(30)	(50)	(82)	162
Other income/(expenses), net	—	3	(46)	11

Operating income	307	282	819	1,183

Interest income	10	15	31	35
Interest expense	(89)	(86)	(263)	(224)
Other non-operating income, net	2	2	2	5

Income before income taxes and equity in loss of affiliated companies	230	213	589	999

Income tax expense	(40)	(34)	(107)	(125)
Equity in loss of affiliated companies, net of tax	(1)	—	(3)	—

Net income	$189	$179	$479	$874

Net income attributable to non-controlling interests	(2)	(2)	(6)	(6)

Net income attributable to Amcor plc	$187	$177	$473	$868

Basic earnings per share:	$0.129	$0.120	$0.327	$0.585
Diluted earnings per share:	$0.129	$0.119	$0.327	$0.581
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Net income	$189	$179	$479	$874
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	—	2	3	(1)
Foreign currency translation adjustments, net of tax (b)	(41)	43	(10)	26
Pension, net of tax (c)	—	(1)	1	(2)
Other comprehensive income/(loss)	(41)	44	(6)	23
Total comprehensive income	148	223	473	897
Comprehensive income attributable to non-controlling interests	(2)	(2)	(6)	(6)
Comprehensive income attributable to Amcor plc	$146	$221	$467	$891

(a) Tax expense related to cash flow hedges	$—	$(1)	$(1)	$—
(b) Tax expense related to foreign currency translation adjustments	$(3)	$(2)	$(1)	$(3)
(c) Tax benefit related to pension adjustments	$—	$—	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$457	$689
Trade receivables, net of allowance for credit losses of $23 and $21, respectively	1,935	1,875
Inventories, net:
Raw materials and supplies	889	992
Work in process and finished goods	1,196	1,221
Prepaid expenses and other current assets	552	531
Total current assets	5,029	5,308
Non-current assets:
Property, plant, and equipment, net	3,762	3,762
Operating lease assets	551	533
Deferred tax assets	129	134
Other intangible assets, net	1,431	1,524
Goodwill	5,360	5,366
Employee benefit assets	68	67
Other non-current assets	330	309
Total non-current assets	11,631	11,695
Total assets	$16,660	$17,003
Liabilities
Current liabilities:
Current portion of long-term debt	$12	$13
Short-term debt	119	80
Trade payables	2,195	2,690
Accrued employee costs	338	396
Other current liabilities	1,249	1,297
Total current liabilities	3,913	4,476
Non-current liabilities:
Long-term debt, less current portion	7,055	6,653
Operating lease liabilities	479	463
Deferred tax liabilities	600	616
Employee benefit obligations	202	224
Other non-current liabilities	403	481
Total non-current liabilities	8,739	8,437
Total liabilities	$12,652	$12,913

Commitments and contingencies (See Note 14)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,445 and 1,448 million shares, respectively)	$14	$14
Additional paid-in capital	4,007	4,021
Retained earnings	802	865
Accumulated other comprehensive loss	(868)	(862)
Treasury shares (1 and 1 million shares, respectively)	(11)	(12)
Total Amcor plc shareholders' equity	3,944	4,026
Non-controlling interests	64	64
Total shareholders' equity	4,008	4,090
Total liabilities and shareholders' equity	$16,660	$17,003
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2024	2023
Cash flows from operating activities:
Net income	$479	$874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	448	428
Net periodic benefit cost	10	6
Amortization of debt discount and other deferred financing costs	8	1
Net gain on disposal of property, plant, and equipment	(1)	(5)
Net gain on disposal of businesses	—	(219)
Equity in loss of affiliated companies	3	—
Net foreign exchange loss	24	29
Share-based compensation	20	42
Other, net	(18)	42
Loss from highly inflationary accounting for Argentine subsidiaries	102	43
Deferred income taxes, net	(17)	(43)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(680)	(869)
Net cash provided by operating activities	378	329
Cash flows from investing activities:
Issuance of loans to affiliated companies and other	—	(1)
Investments in affiliated companies and other	(3)	(55)
Business acquisitions	(20)	(88)
Purchase of property, plant, and equipment, and other intangible assets	(358)	(382)
Proceeds from divestitures	—	365
Proceeds from sales of property, plant, and equipment, and other intangible assets	12	12
Net cash used in investing activities	(369)	(149)
Cash flows from financing activities:
Proceeds from issuance of shares	—	133
Purchase of treasury shares and tax withholdings for share-based incentive plans	(51)	(221)
Proceeds from issuance of long-term debt	—	23
Repayment of long-term debt	(18)	(334)
Net borrowing of commercial paper	416	717
Net borrowing of short-term debt	28	58
Repayment of lease liabilities	(9)	(3)
Share buybacks/cancellations	(30)	(200)
Dividends paid	(542)	(545)
Net cash used in financing activities	(206)	(372)

Effect of exchange rates on cash and cash equivalents	(35)	(94)

Net decrease in cash and cash equivalents	(232)	(286)
Cash and cash equivalents balance at beginning of year	689	850

Cash and cash equivalents balance at end of period	$457	$564

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$237	$202
Income taxes paid	$163	$130

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$62	$69
Contingent purchase considerations related to acquired businesses, accrued but not paid	$26	$26
See accompanying notes to condensed consolidated financial statements. Cash and cash equivalents at the beginning of fiscal year 2023 include cash and cash equivalents classified as held for sale.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of December 31, 2022	$15	$4,391	$866	$(901)	$(18)	$58	$4,411
Net income			177			2	179
Other comprehensive income				44		—	44
Share buyback/cancellations	—	(160)					(160)
Dividends declared ($0.1225 per share)			(180)			—	(180)
Options exercised and shares vested		(3)			4		1
Share-based compensation expense		13					13
Balance as of March 31, 2023	$15	$4,241	$863	$(857)	$(14)	$60	$4,308

Balance as of June 30, 2022	$15	$4,431	$534	$(880)	$(18)	$59	$4,141
Net income			868			6	874
Other comprehensive income				23		—	23
Share buyback/cancellations	—	(200)					(200)
Dividends declared ($0.365 per share)			(539)			(6)	(545)
Options exercised and shares vested		(92)			225		133
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		60					60
Purchase of treasury shares					(221)		(221)
Share-based compensation expense		42					42
Change in non-controlling interests		—				1	1
Balance as of March 31, 2023	$15	$4,241	$863	$(857)	$(14)	$60	$4,308

Balance as of December 31, 2023	$14	$3,993	$795	$(827)	$(11)	$63	$4,027
Net income			187			2	189
Other comprehensive loss				(41)		—	(41)
Dividends declared ($0.125 per share)			(180)			(1)	(181)
Share-based compensation expense		14					14
Balance as of March 31, 2024	$14	$4,007	$802	$(868)	$(11)	$64	$4,008

Balance as of June 30, 2023	$14	$4,021	$865	$(862)	$(12)	$64	$4,090
Net income			473			6	479
Other comprehensive loss				(6)		—	(6)
Share buyback/cancellations	—	(30)					(30)
Dividends declared ($0.3725 per share)			(536)			(6)	(542)
Shares vested and related tax withholdings		(52)			49		(3)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		48					48
Purchase of treasury shares					(48)		(48)
Share-based compensation expense		20					20
Balance as of March 31, 2024	$14	$4,007	$802	$(868)	$(11)	$64	$4,008
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

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of March 31, 2024 and June 30, 2023, the amounts due to suppliers participating in the Company’s SCF programs amounted to $0.9 billion and $1.1 billion, respectively.

Accounting Standards Not Yet Adopted

    In November 2023, the FASB issued ASU 2023-07 that adds new reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard's amendments are effective for the Company for annual periods beginning July 1, 2024, and interim periods beginning July 1, 2025, with early adoption permitted, and will be applied retrospectively to all periods in the financial statements. The Company will adopt this guidance in fiscal year 2025. The Company is currently evaluating the impact that this guidance will have on its disclosures.

    In December 2023, the FASB issued ASU 2023-09 that adds new income tax disclosure requirements, primarily related to existing income tax rate reconciliation and income taxes paid information. The standard's amendments are effective for the Company for annual periods beginning July 1, 2025, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its disclosures.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are not expected to have a material impact on its results of operations, financial position, and disclosures.

Note 3 - Restructuring and Other Related Activities, Net

    Restructuring and other related activities, net, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Gain on disposal of Russian business, net	$—	$—	$—	$215
Restructuring and related expenses, net	(30)	(50)	(82)	(53)
Restructuring and other related activities, net	$(30)	$(50)	$(82)	$162

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

Fiscal Year 2023 - Acquisitions

    On May 31, 2023, the Company completed the acquisition of a New Zealand based leading manufacturer of state-of-the-art, automated protein packaging machines. The purchase consideration of $45 million is subject to customary post-closing adjustments. The consideration includes contingent consideration of $13 million, to be earned and paid in cash over the two years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $21 million and goodwill of $24 million. Goodwill is deductible for tax purposes. The fair values of the contingent consideration, identifiable net assets acquired, and goodwill are based on the Company's best estimate as of March 31, 2024 using information available as of the acquisition date, and are considered preliminary. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    On March 17, 2023, the Company completed the acquisition of a 100% equity interest in a medical device packaging manufacturing site in Shanghai, China. The purchase consideration of $61 million included contingent consideration of $20 million, to be earned and paid in cash over the three years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $21 million and goodwill of $40 million. Goodwill is not deductible for tax purposes. The fair values of the contingent consideration, identifiable net assets acquired, and goodwill are based on the Company's best estimate using information available as of the acquisition date.

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

Note 5 - Restructuring

    Restructuring and related expenses, net, were $30 million and $50 million during the three months ended March 31, 2024 and 2023, respectively, and $82 million and $53 million during the nine months ended March 31, 2024 and 2023, respectively. The Company's restructuring activities for the three and nine months ended March 31, 2024 and 2023 were primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more information on its restructuring activities.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it will allocate approximately $110 million to $130 million of the sale proceeds from the Russian business to various cost saving initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). The Company expects the total Plan cash and non-cash net expenses to total approximately $230 million. As of March 31, 2024, the Company has initiated projects with an expected net cost of approximately $227 million, of which $92 million relates to employee related expenses, $48 million to fixed asset related expenses (net of expected gains on asset disposals), $61 million to other restructuring expenses, and $26 million to restructuring related expenses. The projects initiated as of March 31, 2024 are expected to result in approximately $120 million of net cash expenditures. The Plan includes both the Flexibles and Rigid Packaging reportable segments and is expected to be largely completed by the end of calendar year 2024.

    From the initiation of the Plan through March 31, 2024, the Company has incurred $80 million in employee related expenses, $36 million in fixed asset related expenses, $38 million in other restructuring, and $17 million in restructuring related expenses, with $149 million incurred in the Flexibles reportable segment and $22 million incurred in the Rigid Packaging reportable segment. The Plan has resulted in cumulative net cash outflows of $70 million. Additional cash payments of approximately $10 million to $15 million, net of estimated proceeds from disposals, are expected for the remainder of the fiscal year 2024, the majority of which relates to the Flexibles reportable segment.

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

Consolidated Restructuring Plans

    The total costs incurred from the beginning of the Company's 2023 Restructuring Plan and Other Restructuring Plans are as follows:

($ in millions)	2023 Restructuring Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses
Fiscal year 2023	$94	$17	$111
Fiscal year 2024, first quarter	26	2	28
Fiscal year 2024, second quarter	22	2	24
Fiscal year 2024, third quarter	29	1	30
Net expenses incurred	$171	$22	$193
(1)Includes restructuring related expenses from the 2023 Restructuring Plan of $6 million, $3 million, $4 million, and $4 million for fiscal year 2023, first quarter of fiscal year 2024, second quarter of fiscal year 2024, and third quarter of fiscal year 2024, respectively. In the three and nine months ended March 31, 2024, $24 million and $63 million of restructuring and related expenses, net, were incurred in the Flexibles reportable segment and $5 million and $14 million in the Rigid Packaging reportable segment.
(2)Includes restructuring related costs of $4 million, nil, $1 million, and $1 million for fiscal year 2023, first quarter of fiscal year 2024, second quarter of fiscal year 2024, and third quarter of fiscal year 2024, respectively.

    An analysis of the restructuring charges by type incurred is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Employee related expenses	$3	$35	$16	$37
Fixed asset related expenses	11	4	23	4
Other expenses	11	8	30	8
Total restructuring expenses, net	$25	$47	$69	$49

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2023	$126	$3	$21	$150
Net charges to earnings	16	23	30	69
Cash paid	(50)	(2)	(29)	(81)
Non-cash and other	—	(22)	(3)	(25)
Foreign currency translation	(3)	—	—	(3)
Liability balance as of March 31, 2024	$89	$2	$19	$110

    The table above includes liabilities arising from the 2023 Restructuring Plan and Other Restructuring Plans. The accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 6 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2023	$4,391	$975	$5,366
Acquisitions (1)	1	—	1
Foreign currency translation	(6)	(1)	(7)
Balance as of March 31, 2024	$4,386	$974	$5,360
(1)Acquisitions are attributed to goodwill recognized in connection with the business combinations detailed in Note 4, "Acquisitions and Disposals".

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	March 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$2,002	$(760)	$1,242
Computer software	267	(180)	87
Other (2)	335	(233)	102
Total other intangible assets	$2,604	$(1,173)	$1,431

	June 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,987	$(660)	$1,327
Computer software	261	(185)	76
Other (2)	327	(206)	121
Total other intangible assets	$2,575	$(1,051)	$1,524
(1)Accumulated amortization and impairment as of March 31, 2024 and June 30, 2023 included $34 million of accumulated impairment in the Other category.
(2)As of March 31, 2024 and June 30, 2023, Other included $17 million of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $46 million and $43 million during the three months ended March 31, 2024 and 2023, respectively, and $137 million and $130 million during the nine months ended March 31, 2024 and 2023, respectively.

Note 7 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of March 31, 2024 and June 30, 2023, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding the fair value of designated receive-fixed/pay-variable interest rate swaps) were as follows:

	March 31, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper (1) and finance leases)	$4,127	$3,958	$4,123	$3,844
(1) As of March 31, 2024, and June 30, 2023, the Company held interest rate swap contracts for a total notional amount of commercial paper equal to $1.2 billion. These contracts are considered to be economic hedges and the related $1.2 billion notional amount of commercial paper is also excluded from the total long-term debt with fixed interest rates.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	—	3	—	3
Interest rate swaps	—	4	—	4
Total assets measured at fair value	$—	$7	$—	$7

Liabilities
Contingent purchase consideration	$—	$—	$36	$36
Commodity contracts	—	1	—	1
Forward exchange contracts	—	4	—	4
Interest rate swaps	—	93	—	93
Total liabilities measured at fair value	$—	$98	$36	$134

	June 30, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$—	$3	$—	$3
Interest rate swaps	—	16	—	16
Total assets measured at fair value	$—	$19	$—	$19

Liabilities
Contingent purchase consideration	$—	$—	$46	$46
Commodity contracts	—	2	—	2
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	96	—	96
Total liabilities measured at fair value	$—	$103	$46	$149

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of March 31, 2024, the Company had contingent purchase consideration liabilities of $36 million, consisting of $26 million of contingent purchase consideration predominantly relating to fiscal year 2023 acquisitions (refer to Note 4, "Acquisitions and Disposals") and a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material. During the three and nine months ended March 31, 2024, income of $1 million and $10 million, respectively, were recorded in other income/(expenses), net from remeasuring the fair values of the Company's contingent purchase consideration liabilities.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the unaudited condensed consolidated balance sheets.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets at fair value on a nonrecurring basis, generally when events or changes in circumstances indicate the carrying value may not be recoverable, or when they are deemed to be other than temporarily impaired. These assets include goodwill and other intangible assets, equity method and other investments, assets held for sale, and other long-lived assets. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as a result of charges to remeasure assets classified as held for sale to fair value less costs to sell. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy.

    During the nine months ended March 31, 2024 and 2023, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill. For information on long-lived asset impairments, refer to fixed asset related expenses in Note 5, "Restructuring".

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

    In March 2023, the Company entered into interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, the Company pays a weighted-average fixed interest rate of 3.88% and receives a variable rate of interest, based on 1-month Term Secured Overnight Financing Rate ("SOFR"), from July 2023 through June 2024, settled monthly. As of March 31, 2024 and June 30, 2023, the Company had no other receive-variable/pay-fixed interest rate swaps. Although the Company is not applying hedge accounting, the Company believes that these economic hedging instruments are effective in protecting the Company against the risks of changes in the variable interest rate on a portion of its forecasted commercial paper issuances.

    As of March 31, 2024, and June 30, 2023, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps was $650 million.

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

    As of March 31, 2024, and June 30, 2023, the notional amount of the outstanding forward contracts was $518 million and $462 million, respectively.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	March 31, 2024	June 30, 2023
Commodity	Volume	Volume
Aluminum	13,019 tons	14,325 tons
PET resin	11,066,666 lbs.	— lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	March 31, 2024	June 30, 2023
Assets
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other current assets	3	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	—	1
Interest rate swaps	Other current assets	4	16
Total current derivative contracts		7	19
Total non-current derivative contracts		—	—
Total derivative asset contracts		$7	$19

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$2
Forward exchange contracts	Other current liabilities	3	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	1	1
Total current derivative contracts		5	6
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	—	1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	93	96
Total non-current derivative contracts		93	97
Total derivative liability contracts		$98	$103

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2024	2023	2024	2023
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(1)	$4	$(2)	$2
Forward exchange contracts	Net sales	1	(1)	1	(2)
Treasury locks	Interest expense	(1)	(1)	(2)	(2)
Total		$(1)	$2	$(3)	$(2)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2024	2023	2024	2023
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income/(expenses), net	$3	$(7)	$11	$(12)
Interest rate swaps	Other income/(expenses), net	(3)	6	(12)	7
Total		$—	$(1)	$(1)	$(5)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2024	2023	2024	2023
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(11)	$15	$3	$(13)
Total		$(11)	$15	$3	$(13)

Note 9 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for defined benefit plans included the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Service cost	$4	$4	$13	$13
Interest cost	13	12	38	36
Expected return on plan assets	(14)	(14)	(42)	(42)
Amortization of actuarial loss	1	1	3	2
Amortization of prior service credit	(1)	(1)	(3)	(3)
Settlement costs	—	—	1	—
Net periodic benefit cost	$3	$2	$10	$6

    Service cost is included in operating income. All other components of net periodic benefit cost are recorded within other non-operating income, net.

Note 10 - Income Taxes

    The provision for income taxes for the three and nine months ended March 31, 2024 and 2023 is based on the Company’s estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in loss of affiliated companies, and is adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended March 31, 2024 increased by 1.4 percentage points compared to the three months ended March 31, 2023 from 16.0% to 17.4%, primarily due to the difference in the magnitude of discrete events in both periods.

    The effective tax rate for the nine months ended March 31, 2024 increased by 5.7 percentage points compared to the nine months ended March 31, 2023 from 12.5% to 18.2%, primarily due to the difference in the magnitude of discrete events in both periods, mainly driven by tax benefits attributable to the disposal of the Russian business in the nine months ended March 31, 2023.

Note 11 - Shareholders' Equity

    The changes in ordinary and treasury shares during the nine months ended March 31, 2024 and 2023 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2022	1,489	$15	2	$(18)
Share buyback / cancellations	(18)	—	—	—
Options exercised and shares vested	—	—	(19)	225
Purchase of treasury shares	—	—	18	(221)
Balance as of March 31, 2023	1,471	$15	1	$(14)

Balance as of June 30, 2023	1,448	$14	1	$(12)
Share buyback / cancellations	(3)	—	—	—
Shares vested	—	—	(4)	49
Purchase of treasury shares	—	—	4	(48)
Balance as of March 31, 2024	1,445	$14	1	$(11)

    The changes in the components of accumulated other comprehensive loss, net of tax, during the nine months ended March 31, 2024 and 2023 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)
Balance as of June 30, 2022	$(892)	$(13)	$40	$(15)	$(880)
Other comprehensive loss before reclassifications	(48)	—	(1)	(2)	(51)
Amounts reclassified from accumulated other comprehensive loss	74	—	(1)	1	74
Net current period other comprehensive income / (loss)	26	—	(2)	(1)	23
Balance as of March 31, 2023	$(866)	$(13)	$38	$(16)	$(857)

Balance as of June 30, 2023	$(823)	$(13)	$(10)	$(16)	$(862)
Other comprehensive loss before reclassifications	(10)	—	—	—	(10)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	3	4
Net current period other comprehensive income / (loss)	(10)	—	1	3	(6)
Balance as of March 31, 2024	$(833)	$(13)	$(9)	$(13)	$(868)

    The following tables provide details of amounts reclassified from AOCI into income:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)	$(3)	$(3)
Amortization of actuarial loss	1	1	3	2
Effect of pension settlement	—	—	1	—
Total before tax effect	—	—	1	(1)
Tax effect	—	—	—	—
Total net of tax	$—	$—	$1	$(1)

(Gains)/Losses on cash flow hedges:
Commodity contracts	$1	$(4)	$2	$(2)
Forward exchange contracts	(1)	1	(1)	2
Treasury locks	1	1	2	2
Total before tax effect	1	(2)	3	2
Tax effect	—	—	—	(1)
Total net of tax	$1	$(2)	$3	$1

Losses on foreign currency translation
Foreign currency translation adjustment	$—	$—	$—	$74
Total before tax effect	—	—	—	74
Tax effect	—	—	—	—
Total net of tax	$—	$—	$—	$74

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    To protect the Company from share price volatility, the Company entered into forward contracts for the purchase of its ordinary shares. As of March 31, 2024, the Company had forward contracts outstanding that were entered into in September 2022 and mature in September 2024 to purchase 6 million shares at a weighted average price of $12.11. As of June 30, 2023, the Company had forward contracts outstanding that were entered into in May 2022 and September 2022 that matured between September 2023 and November 2023 to purchase 9 million shares at a weighted average price of $12.39. During the nine months ended March 31, 2024, forward contracts related to 3 million shares were settled, which were outstanding as of June 30, 2023.

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

    Other consists of the Company's undistributed corporate expenses, including executive and functional compensation costs, equity method and other investments, intercompany eliminations, and other business activities.

    The accounting policies of the reportable segments are the same as those in the unaudited condensed consolidated financial statements. Intersegment sales and transfers are not significant.

    The following table presents information about reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Flexibles	$2,598	$2,787	$7,646	$8,378
Rigid Packaging	813	880	2,459	2,643
Other	—	—	—	—
Net sales	$3,411	$3,667	$10,105	$11,021

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$358	$337	$992	$1,043
Rigid Packaging	71	69	184	192
Other	(32)	(24)	(70)	(62)
Adjusted EBIT	397	382	1,106	1,173
Less: Amortization of acquired intangible assets from business combinations (1)	(43)	(40)	(126)	(120)
Less: Impact of hyperinflation (2)	(4)	(6)	(55)	(19)
Add/(Less): Restructuring and other related activities, net (3)	(30)	(48)	(82)	156
Less: CEO transition costs (4)	(8)	—	(8)	—
Less: Other (5)	(4)	(4)	(17)	(2)
Interest income	10	15	31	35
Interest expense	(89)	(86)	(263)	(224)
Equity in loss of affiliated companies, net of tax	1	—	3	—
Income before income taxes and equity in loss of affiliated companies	$230	$213	$589	$999

(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Restructuring and other related activities, net primarily includes costs incurred in connection with the 2023 Restructuring Plan in fiscal year 2024. Fiscal year 2023 includes a pre-tax net gain on sale of the Russian business of $215 million in the nine months ended March 31, 2023 (refer to Note 3, "Restructuring and Other Related Activities, Net"), and incremental costs and restructuring incurred in connection with the conflict in the three and nine months ended March 31, 2023.
(4)CEO transition costs primarily reflect accelerated compensation, including share-based compensation, granted to the Company's former Chief Executive Officer and other transition related expenses.
(5)Other includes various expense and income items relating to acquisitions, retroactive foil duties, certain litigation reserve settlements, and fair value movements on economic hedges.

The following tables disaggregate net sales by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended March 31,
	2024			2023
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,051	$627	$1,678	$1,129	$688	$1,817
Latin America	277	186	463	271	192	463
Europe	883	—	883	985	—	985
Asia Pacific	387	—	387	402	—	402
Net sales	$2,598	$813	$3,411	$2,787	$880	$3,667

	Nine Months Ended March 31,
	2024			2023
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$3,026	$1,852	$4,878	$3,327	$2,037	$5,364
Latin America	826	607	1,433	825	606	1,431
Europe	2,605	—	2,605	2,970	—	2,970
Asia Pacific	1,189	—	1,189	1,256	—	1,256
Net sales	$7,646	$2,459	$10,105	$8,378	$2,643	$11,021

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator
Net income attributable to Amcor plc	$187	$177	$473	$868
Distributed and undistributed earnings attributable to shares to be repurchased	(1)	(1)	(2)	(6)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$186	$176	$471	$862

Denominator
Weighted-average ordinary shares outstanding	1,445	1,480	1,445	1,484
Weighted-average ordinary shares to be repurchased by Amcor plc	(6)	(10)	(6)	(11)
Weighted-average ordinary shares outstanding for EPS—basic	1,439	1,470	1,439	1,473
Effect of dilutive shares	1	6	1	9
Weighted-average ordinary shares outstanding for EPS—diluted	1,440	1,476	1,440	1,482

Per ordinary share income
Basic earnings per ordinary share	$0.129	$0.120	$0.327	$0.585
Diluted earnings per ordinary share	$0.129	$0.119	$0.327	$0.581
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards for the three and nine months ended March 31, 2024 represented an aggregate of 27 million and 30 million shares, respectively. The excluded stock awards for the three and nine months ended March 31, 2023 represented an aggregate of 15 million and 13 million shares, respectively.

Note 14 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of March 31, 2024, the Company has recorded accruals of $14 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $25 million as of March 31, 2024. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of March 31, 2024, the Company provided letters of credit of $17 million, judicial insurance of $2 million, and deposited cash of $14 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of March 31, 2024, the Company has recorded aggregate accruals of $9 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of March 31, 2024, the Company has also recorded aggregate accruals of $48 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three and nine months ended March 31, 2024.

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

Note 15 - Subsequent Events

    On April 23, 2024, the Company extended the maturity of its Three-Year Syndicated Facility Agreement (“Three-Year Agreement”) by one year until April 2026. The aggregate committed amount under the Three-Year Agreement will be reduced from $1.9 billion to $1.7 billion effective April 2025.

    On April 30, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.1250 per share to be paid on June 11, 2024 to shareholders of record as of May 22, 2024. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from May 21, 2024 to May 22, 2024, inclusive.

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

Summary of Financial Results

	Three Months Ended March 31,				Nine Months Ended March 31,
($ in millions)	2024		2023		2024		2023
Net sales	$3,411	100.0%	$3,667	100.0%	$10,105	100.0%	$11,021	100.0%
Cost of sales	(2,719)	(79.7%)	(2,994)	(81.6%)	(8,147)	(80.6%)	(9,018)	(81.8%)

Gross profit	692	20.3%	673	18.4%	1,958	19.4%	2,003	18.2%

Operating expenses:
Selling, general, and administrative expenses	(330)	(9.7%)	(317)	(8.6%)	(931)	(9.2%)	(917)	(8.3%)
Research and development expenses	(25)	(0.7%)	(27)	(0.7%)	(80)	(0.8%)	(76)	(0.7%)
Restructuring and other related activities, net	(30)	(0.9%)	(50)	(1.4%)	(82)	(0.8%)	162	1.5%
Other income/(expenses), net	—	—%	3	0.1%	(46)	(0.5%)	11	0.1%

Operating income	307	9.0%	282	7.7%	819	8.1%	1,183	10.7%

Interest income	10	0.3%	15	0.4%	31	0.3%	35	0.3%
Interest expense	(89)	(2.6%)	(86)	(2.3%)	(263)	(2.6%)	(224)	(2.0%)
Other non-operating income, net	2	0.1%	2	0.1%	2	—%	5	—%

Income before income taxes and equity in loss of affiliated companies	230	6.7%	213	5.8%	589	5.8%	999	9.1%

Income tax expense	(40)	(1.2%)	(34)	(0.9%)	(107)	(1.1%)	(125)	(1.1%)
Equity in loss of affiliated companies, net of tax	(1)	—%	—	—%	(3)	—%	—	—%

Net income	$189	5.5%	$179	4.9%	$479	4.7%	$874	7.9%

Net income attributable to non-controlling interests	(2)	(0.1%)	(2)	(0.1%)	(6)	(0.1%)	(6)	(0.1%)

Net income attributable to Amcor plc	$187	5.5%	$177	4.8%	$473	4.7%	$868	7.9%

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

Significant Developments Affecting the Periods Presented

Economic and Market Conditions

    After experiencing more challenging market conditions in the first half of fiscal year 2024, with softer consumer and customer demand and increased destocking, particularly in the second quarter, customer volume trajectory sequentially improved in the third quarter of fiscal year 2024 due to the abatement of destocking across many end markets and higher customer demand in parts of our business. While we continue to be impacted by softer consumer demand and customer order volatility in certain markets, and higher inflation in certain areas, such as labor costs, we have flexed our cost base to adjust to market conditions. Higher inflation, especially in Europe and the United States, has led central banks to rapidly raise interest rates to dampen inflation which has resulted in higher interest expense on our variable rate debt, particularly on U.S. dollar and Euro denominated debt in the first half of fiscal year 2024 compared to the same period in fiscal year 2023.

    The underlying causes for the market volatility experienced in fiscal year 2024, particularly in the first half, can be attributed to a variety of factors, such as geopolitical tension and conflicts, higher inflation in many economies impacting consumption and consumer demand, and customer destocking following a period of supply chain constraints. In this context, we have remained focused on taking price and cost actions to offset inflation, aligning our cost base with market dynamics, and managing working capital. Sequentially improved volumes combined with the realization of benefits from structural cost initiatives and flexing our cost base has resulted in improved performance in the third quarter of fiscal year 2024 versus the first half of fiscal year 2024, and we expect this improvement to continue in the last quarter of fiscal year 2024. However, there is no assurance that we will meet our performance expectations or that ongoing geopolitical tensions and other factors will not negatively impact our financial results.

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

    As of March 31, 2024, we have initiated restructuring and related projects with an expected net cost of approximately $227 million, of which approximately $120 million is expected to result in net cash expenditures. From the initiation of the Plan until March 31, 2024, we have incurred $80 million in employee-related expenses, $36 million in fixed asset related expenses, $38 million in other restructuring, and $17 million in restructuring related expenses. The Plan has resulted in $70 million of cash outflows to date.

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

    For further information, refer to Note 5, "Restructuring," of Part I, "Item 1, Notes to Condensed Consolidated Financial Statements".

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Following the governmental election in the second quarter of fiscal year 2024, Argentina devalued the Argentine Peso by approximately 55% against the U.S. dollar. In the third quarter of fiscal year 2024, the Argentine Peso stabilized against the U.S. dollar. The impact of highly inflationary accounting in the three months ended March 31, 2024 and 2023 resulted in a negative impact on monetary assets of $4 million and $6 million, respectively, and $55 million and $19 million in the nine months ended March 31, 2024 and 2023, respectively, in foreign currency transaction losses that were reflected in the unaudited condensed consolidated statements of income. Our operations in Argentina represented approximately 2% of our consolidated net sales and annual adjusted earnings before interest and tax in fiscal years 2023 and 2022.

Results of Operations - Three Months Ended March 31, 2024

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions, except per share data)	2024	2023
Net sales	$3,411	$3,667
Operating income	307	282
Operating income as a percentage of net sales	9.0%	7.7%

Net income attributable to Amcor plc	$187	$177
Diluted Earnings Per Share	$0.129	$0.119

    Net sales decreased by $256 million, or 7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Excluding the positive currency impacts of $33 million, the negative impacts from the pass-through of lower raw material costs of approximately $60 million, the remaining variation in net sales for the three months ended March 31, 2024 was a decrease of $228 million, or 6%. This reflects sales from acquired businesses of approximately 1%, an unfavorable price/mix impact of approximately 3%, and approximately 4% lower sales volumes.

    Net income attributable to Amcor plc increased by $10 million, or 6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, mainly due to an increase in gross profit of $19 million with lower restructuring and related expenses, net, of $20 million, offset by higher selling, general, and administrative expenses of $13 million, higher net interest expense of $8 million, and higher income tax expenses of $6 million.

    Diluted earnings per share ("Diluted EPS") increased by $0.010, or 8%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, with the net income available to ordinary shareholders of Amcor plc increasing by 6% due to the above items and the diluted weighted average number of shares outstanding decreasing by 2%. The decrease in the diluted weighted average number of shares outstanding was largely due to the repurchase of shares under previously announced share buyback programs.

Segment Results of Operations

Flexibles Segment

	Three Months Ended March 31,
($ in millions)	2024	2023
Net sales	$2,598	$2,787
Adjusted EBIT	358	337
Adjusted EBIT as a percentage of net sales	13.8%	12.1%

    Net sales decreased by $189 million, or 7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Excluding the positive currency impacts of $22 million, the negative impacts from the pass-through of lower raw material costs of approximately $50 million, the remaining variation in net sales for the three months ended March 31, 2024 was a decrease of $160 million, or 6%, reflecting an unfavorable price/mix impact of approximately 4% and approximately 2% lower sales volumes primarily due to greater volume weakness in relatively higher value healthcare categories.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $21 million or 6% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Excluding positive currency impacts of approximately $3 million, the remaining increase in Adjusted EBIT for the three months ended March 31, 2024, was $17 million, or 5%, driven by favorable operating cost performance more than offsetting the unfavorable volume and price/mix impacts.

Rigid Packaging Segment

	Three Months Ended March 31,
($ in millions)	2024	2023
Net sales	$813	$880
Adjusted EBIT	71	69
Adjusted EBIT as a percentage of net sales	8.7%	7.8%

    Net sales decreased by $67 million, or 8%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Excluding the positive currency impacts of $10 million and the negative impact from the pass-through of lower raw material costs of approximately $10 million, the remaining variation in net sales for the three months ended March 31, 2024 was a decrease of $68 million, or 8%, reflecting approximately 8% lower sales volumes.

    Adjusted EBIT increased by $2 million, or 3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Excluding the positive currency impacts of $1 million, the remaining variation in Adjusted EBIT for the three months ended March 31, 2024 was an increase of $1 million, or 1%. This growth reflects favorable operating cost performance which more than offset the unfavorable volume performance.

Consolidated Gross Profit

	Three Months Ended March 31,
($ in millions)	2024	2023
Gross profit	$692	$673
Gross profit as a percentage of net sales	20.3%	18.4%

    Gross profit increased by $19 million, growing 3%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily driven by the impact of cost savings initiatives, which also drove an increase in gross profit as a percentage of sales to 20.3% for the three months ended March 31, 2024.

Consolidated Restructuring and Other Related Activities, Net

	Three Months Ended March 31,
($ in millions)	2024	2023
Restructuring and other related activities, net	$(30)	$(50)
Restructuring and other related activities, net, as a percentage of net sales	(0.9%)	(1.4%)

    Restructuring and other related activities, net, decreased by $20 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The change was a result of a decrease in restructuring and related expenses, net, of $20 million, primarily related to the 2023 Restructuring Plan.

Consolidated Income Tax Expense

	Three Months Ended March 31,
($ in millions)	2024	2023
Income tax expense	$(40)	$(34)
Effective income tax rate	17.4%	16.0%

    The provision for income taxes for the three months ended March 31, 2024 and 2023 is based on our estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in loss of affiliated companies, and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended March 31, 2024 increased by 1.4 percentage points compared to the three months ended March 31, 2023, primarily due to the difference in the magnitude of discrete events in both periods.

Results of Operations - Nine Months Ended March 31, 2024

Consolidated Results of Operations

	Nine Months Ended March 31,
($ in millions, except per share data)	2024	2023
Net sales	$10,105	$11,021
Operating income	$819	$1,183
Operating income as a percentage of net sales	8.1%	10.7%

Net income attributable to Amcor plc	$473	$868
Diluted Earnings Per Share	$0.327	$0.581

    Net sales decreased by $916 million, or 8%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Excluding the positive currency impacts of $186 million, the negative impacts from the pass-through of lower raw material costs of approximately $145 million, and the negative impact from the disposed Russian business of $156 million, the remaining decrease in net sales for the nine months ended March 31, 2024 was approximately $800 million, or 7%, reflecting approximately 7% lower sales volumes.

    Net income attributable to Amcor plc decreased by $395 million, or 46%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. This is mainly due to the non-recurrence of the pre-tax net gain of $215 million on disposal of the Russian business in the nine months ended March 31, 2023, a decrease in other income/(expenses), net of $57 million, lower gross profit of $45 million, higher net interest expense of $43 million, and an increase in restructuring and related expenses, net, of $29 million.

    Diluted earnings per share decreased by $0.254, or 44%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, with the net income available to ordinary shareholders of Amcor plc decreasing by 45% due to the above items and the diluted weighted average number of shares outstanding decreasing by 3% for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease in the diluted weighted average number of shares outstanding was largely due to the repurchase of shares under previously announced share buyback programs.

Segment Results of Operations

Flexibles Segment

	Nine Months Ended March 31,
($ in millions)	2024	2023
Net sales	$7,646	$8,378
Adjusted EBIT	$992	$1,043
Adjusted EBIT as a percentage of net sales	13.0%	12.4%

    Net sales decreased by $732 million, or 9%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Excluding the positive currency impacts of $158 million, the negative impacts from the pass-through of lower raw material costs of approximately $140 million, and the negative impact from the disposed Russian business of $156 million, the remaining variation in net sales for the nine months ended March 31, 2024 was a decrease of approximately $590 million, or 7%, mainly reflecting unfavorable sales volumes of approximately 7%, mainly reflecting lower market and customer demand and destocking particularly through the first half of the year.

    Adjusted EBIT decreased by $51 million, or 5%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Excluding positive currency impacts of $16 million and the negative net impact from the disposed Russian business of $50 million, the remaining decrease in Adjusted EBIT for the nine months ended March 31, 2024, was $17 million, or 2%, reflecting the net negative effect of 1% from unfavorable volumes and favorable operating cost performance, and net negative price/mix of 1%.

Rigid Packaging Segment

	Nine Months Ended March 31,
($ in millions)	2024	2023
Net sales	$2,459	$2,643
Adjusted EBIT	$184	$192
Adjusted EBIT as a percentage of net sales	7.5%	7.3%

    Net sales decreased by $184 million, or 7%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Excluding the positive currency impacts of $28 million and the positive impact from the pass-through of lower raw material costs of approximately $5 million, the remaining variation in net sales for the nine months ended March 31, 2024 was a decrease of $207 million, or 8%. This reflects favorable price/mix benefits of approximately 1% and unfavorable sales volumes of approximately 9%.

    Adjusted EBIT decreased by $8 million, or 4%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Excluding the positive currency impacts of $3 million, the remaining variation in Adjusted EBIT for the nine months ended March 31, 2024 was a decrease of $11 million, or 6%, reflecting the net negative effect of 15% from unfavorable volumes and favorable operating cost performance, partly offset by favorable price/mix of 9%.

Consolidated Gross Profit

	Nine Months Ended March 31,
($ in millions)	2024	2023
Gross profit	$1,958	$2,003
Gross profit as a percentage of net sales	19.4%	18.2%

    Gross profit decreased by $45 million, or 2%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The decrease was primarily driven by the impact of the disposed Russian business and lower volumes. Gross profit as a percentage of sales increased to 19.4% for the nine months ended March 31, 2024, driven by an improvement in operating cost performance.

Consolidated Restructuring and Other Related Activities, Net

	Nine Months Ended March 31,
($ in millions)	2024	2023
Restructuring and other related activities, net	$(82)	$162
Restructuring and other related activities, net, as a percentage of net sales	(0.8%)	1.5%

    Restructuring and other related activities, net, changed by $244 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The change was mainly a result of a pre-tax net gain of $215 million on the disposal of the Russian business in the nine months ended March 31, 2023, and an increase in restructuring and related expenses, net, of $29 million, primarily related to the 2023 Restructuring Plan.

Consolidated Other Income/(Expenses), Net

	Nine Months Ended March 31,
($ in millions)	2024	2023
Other income/(expenses), net	$(46)	$11
Other income, net as a percentage of net sales	(0.5%)	0.1%
    Other income/(expenses), net changed by $57 million, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, primarily from the adverse impact of the devaluation of the Argentine Peso.

Consolidated Interest Expense

	Nine Months Ended March 31,
($ in millions)	2024	2023
Interest expense	$(263)	$(224)
Interest expense as a percentage of net sales	(2.6%)	(2.0%)

    Interest expense increased by $39 million, or 17%, for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, driven primarily by increased variable interest rates.

Consolidated Income Tax Expense

	Nine Months Ended March 31,
($ in millions)	2024	2023
Income tax expense	$(107)	$(125)
Effective income tax rate	18.2%	12.5%

    The provision for income taxes for the nine months ended March 31, 2024 and 2023 is based on our estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in loss of affiliated companies and adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the nine months ended March 31, 2024 increased by 5.7 percentage points compared to the nine months ended March 31, 2023, primarily due to the difference in the magnitude of discrete events in both periods, mainly driven by tax benefits attributable to the disposal of the Russian business in the nine months ended March 31, 2023.

Presentation of Non-GAAP Information

    This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain regulatory and litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including transaction and integration expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of contingent acquisition payments and economic hedging instruments on commercial paper, CEO transition costs, and impacts related to the Russia-Ukraine conflict. Note that while amortization of acquired intangible assets is excluded from non-GAAP adjusted financial measures, the revenue of the acquired entities and all other expenses unless otherwise stated, are reflected in Adjusted EBIT and adjusted net income and the acquired assets contribute to revenue generation.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three and nine months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Net income attributable to Amcor plc, as reported	$187	$177	$473	$868
Add: Net income attributable to non-controlling interests	2	2	6	6
Net income	189	179	479	874
Add: Income tax expense	40	34	107	125
Add: Interest expense	89	86	263	224
Less: Interest income	(10)	(15)	(31)	(35)
EBIT	308	284	818	1,188
Add: Amortization of acquired intangible assets from business combinations (1)	43	40	126	120
Add: Impact of hyperinflation (2)	4	6	55	19
Add/(Less): Restructuring and other related activities, net (3)	30	48	82	(156)
Add: CEO transition costs (4)	8	—	8	—
Add: Other (5)	4	4	17	2
Adjusted EBIT	$397	$382	$1,106	$1,173
Less: Income tax expense	(40)	(34)	(107)	(125)
Less: Adjustments to income tax expense (6)	(19)	(15)	(51)	(45)
Less: Interest expense	(89)	(86)	(263)	(224)
Add: Interest income	10	15	31	35
Less: Net income attributable to non-controlling interests	(2)	(2)	(6)	(6)
Adjusted net income	$257	$260	$710	$808
(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Restructuring and other related activities, net primarily includes costs incurred in connection with the 2023 Restructuring Plan in fiscal year 2024. Fiscal year 2023 includes a pre-tax net gain on sale of the Russian business of $215 million in the nine months ended March 31, 2023 (refer to Note 3, "Restructuring and Other Related Activities, Net"), and incremental costs and restructuring incurred in connection with the conflict in the three and nine months ended March 31, 2023.
(4)CEO transition costs primarily reflect accelerated compensation, including share-based compensation, granted to our former Chief Executive Officer and other transition related expenses.
(5)Other includes various expense and income items relating to acquisitions, retroactive foil duties, certain litigation reserve settlements, and fair value movements on economic hedges.
(6)Net tax impact on items (1) through (5) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of March 31, 2024 and June 30, 2023 is as follows:

($ in millions)	March 31, 2024	June 30, 2023
Current portion of long-term debt	$12	$13
Short-term debt	119	80
Long-term debt, less current portion	7,055	6,653
Total debt	7,186	6,746
Less cash and cash equivalents	457	689
Net debt	$6,729	$6,057

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

Statement of Income for Obligor Group

($ in millions)	Nine Months Ended March 31, 2024
Net sales - external	$732
Net sales - to subsidiaries outside the Obligor Group	3
Total net sales	735

Gross profit	139

Net income	$380

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$380

Balance Sheets for Obligor Group

($ in millions)	March 31, 2024	June 30, 2023
Assets
Current assets - external	$1,708	$1,184
Current assets - due from subsidiaries outside the Obligor Group	146	190
Total current assets	1,854	1,374
Non-current assets - external	1,439	1,415
Non-current assets - due from subsidiaries outside the Obligor Group	12,276	10,992
Total non-current assets	13,715	12,407
Total assets	$15,569	$13,781
Liabilities
Current liabilities - external	$2,708	$1,912
Current liabilities - due to subsidiaries outside the Obligor Group	22	37
Total current liabilities	2,730	1,949
Non-current liabilities - external	7,221	6,801
Non-current liabilities - due to subsidiaries outside the Obligor Group	10,742	9,917
Total non-current liabilities	17,963	16,718
Total liabilities	$20,693	$18,667

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in critical accounting estimates and judgments as of March 31, 2024 from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Overview

	Nine Months Ended March 31,
($ in millions)	2024	2023
Net cash provided by operating activities	$378	$329
Net cash used in investing activities	(369)	(149)
Net cash used in financing activities	(206)	(372)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities increased by $49 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The change is primarily driven by lower working capital outflows in the current period, partially offset by lower net income after adjusting for non-cash items in the current period as compared to the prior period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $220 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The change is primarily driven by the disposal proceeds collected from the sale of the Russian business in the prior period, partially offset by lower outflows for investments in affiliated companies and business acquisitions compared to the prior period.

    Net Cash Used in Financing Activities

    Net cash used in financing activities decreased by $166 million for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. The change is primarily driven by lower share buyback activity in the current period.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of March 31, 2024, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of March 31, 2024 and June 30, 2023 was $6.7 billion and $6.1 billion, respectively.

Debt Facilities

    As of March 31, 2024, we had undrawn credit facilities available in the amount of $0.9 billion. Our senior facilities are available to fund working capital, capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. On April 23, 2024, the Company extended the maturity of its three-year syndicated facility agreement by one year until April 2026. The three-year syndicated facility agreement will be reduced from $1.9 billion to $1.7 billion effective April 2025. Our five-year syndicated credit facility matures in April 2027 and provides a revolving credit facility of $1.9 billion. The three-year facility has one 12-month option available to us to extend the maturity date and the five-year facility has two 12-month options available to us to extend the maturity date.

    As of March 31, 2024, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $2.9 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million.

Dividend Payments

    We declared and paid a $0.1225 cash dividend per ordinary share during the three months ended September 30, 2023, a $0.1250 cash dividend per ordinary share during the three months ended December 31, 2023, and a $0.1250 cash dividend per ordinary share during the three months ended March 31, 2024.

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

Share Repurchases

    On February 7, 2023, our Board of Directors approved a $100 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and CDIs of the $100 million buyback until June 30, 2024. During the nine months ended March 31, 2024, we repurchased approximately $30 million of ordinary shares and CDIs in the aggregate, including transaction costs, or 3 million shares. The shares repurchased as part of the program were canceled upon repurchase.

    We had cash outflows of $48 million and $221 million for the purchase of our shares in the open market and using forward contracts to purchase our own equity during the nine months ended March 31, 2024 and 2023, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of March 31, 2024 and June 30, 2023, we held treasury shares at a cost of $11 million and $12 million, respectively, representing approximately 1 million shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended March 31, 2024. For additional information, refer to Note 7, "Fair Value Measurements," and Note 8, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    Our continued success depends on our ability to identify, attract, develop, and retain skilled and diverse personnel in our global executive management team and our operations. We focus on our talent acquisition processes, as well as our onboarding and talent and leadership programs, to ensure that our key new hires and skilled personnel’s efficiency and effectiveness align with Amcor’s values and ways of working. In March 2024, we announced the retirement of our Chief Executive Officer Ron Delia and the appointment of Peter Konieczny as our Interim Chief Executive Officer. Our Board of Directors has launched an internal and external search process for a permanent Chief Executive Officer. Any failure to successfully transition key roles could impact our ability to execute on our strategic plans, make it difficult to meet our performance objectives, and be disruptive to our business. In addition, there is no assurance that our Board of Directors will be successful in finding a permanent Chief Executive Officer in a timely manner which may create additional uncertainty among our employees, customers, and suppliers and which could negatively impact our business, financial condition, results of operations, cash flows, and share price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    Share repurchase activity during the three months ended March 31, 2024 was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
January 1 - 31, 2024	—	$—	—	$39
February 1 - 29, 2024	—	—	—	39
March 1 - 31, 2024	—	—	—	39
Total	—	$—	—

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

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

    The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit		Description
10.1		Transition and Release Agreement between Amcor plc and Ronald Delia, dated as of March 16, 2024*.
10.2		Interim CEO Letter Agreement between Amcor plc and Peter Konieczny, dated as of March 16, 2024*.
22		Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1		Chief Executive Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Chief Financial Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date	May 1, 2024	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	May 1, 2024	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)