Form 10-K
period 2024-06-30
Amcor plc
filed 2024-08-16
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-38932
AMCOR PLC
(Exact name of registrant as specified in its charter)

Jersey	98-1455367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

83 Tower Road North
Warmley, Bristol
United Kingdom	BS30 8XP
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 117 9753200

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.01 per share	AMCR	New York Stock Exchange
1.125% Guaranteed Senior Notes Due 2027	AUKF/27	New York Stock Exchange
5.450% Guaranteed Senior Notes Due 2029	AMCR/29	New York Stock Exchange
3.950% Guaranteed Senior Notes Due 2032	AMCR/32	New York Stock Exchange

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

    The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed by reference to the closing price of such shares as of the last business day of the registrant’s most recently completed second quarter, was $13.9 billion.

    As of August 14, 2024, the Registrant had 1,445,343,212 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Amcor plc definitive Proxy Statement for its 2024 Annual Shareholder Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Amcor plc’s fiscal year end.

Amcor plc
Annual Report on Form 10-K

Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Annual Report on Form 10-K refer to Amcor plc and its consolidated subsidiaries.

    This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "commit," "estimate," "potential," "ambitions," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. Neither of Amcor nor any of its respective directors, executive officers, or advisors, provide any representation, assurance, or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

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
•challenging global economic conditions;
•impacts of operating internationally;
•price fluctuations or shortages in the availability of raw materials, energy and other inputs, which could adversely affect our business;
•production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic volatility;
•pandemics, epidemics, or other disease outbreaks;
•an inability to attract, motivate, and retain our skilled workforce and manage key transitions;
•labor disputes and an inability to renew collective bargaining agreements at acceptable terms;
•physical impacts of climate change;
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
•litigation, including product liability claims or litigation related to Environmental, Social, and Governance ("ESG") matters, or regulatory developments;
•increasing scrutiny and changing expectations from investors, customers, suppliers, and governments with respect to our ESG practices and commitments resulting in additional costs or exposure to additional risks;
•changing ESG government regulations including climate-related rules;
•changing environmental, health, and safety laws; and
•changes in tax laws or changes in our geographic mix of earnings.

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

PART I

Item 1. - Business

The Company

    Amcor plc (ARBN 630 385 278) is a public limited company incorporated under the Laws of the Bailiwick of Jersey. Our history dates back more than 150 years, with origins in both Australia and the United States of America. Today, we are a global leader in developing and producing responsible packaging solutions across a variety of materials for food, beverage, pharmaceutical, medical, home and personal-care, and other products. Our global product innovation and sustainability expertise enable us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons, and closures, that are more functional, appealing, and cost effective for our customers and their consumers and importantly, more sustainable for the environment.

Expertise across Packaging Materials

    We believe that we are uniquely positioned to offer a variety of packaging solutions with a wide, differentiated portfolio of products enabled by our constant innovation and close partnerships with our customers. Our packaging expertise covers all main packaging materials including paper, aluminum, polymer resins, recycled, and bio-based materials and the sustainable use of recyclable materials.

Differentiated, Responsible Packaging Solutions

    Behind every one of our products stands a unique combination of technical know-how, business experience, and expertise. We work closely with our customers to identify feasible, high-performance, responsible packaging solutions based on their unique needs. Where solutions do not currently exist, we work to innovate new ones.

    Sustainability is comprehensively embedded across our business and is one of our most important and exciting opportunities for growth. For years, Amcor has been an industry leader in driving progress toward a circular economy for packaging. We aspire to improve the quality of lives, protect ecosystems, and preserve natural resources for future generations by offering a unique range of responsible packaging solutions, leveraging our global scale, reach, and expertise to meet our customers’ growing sustainability expectations. In January 2018, we became the world’s first packaging company to pledge that all our packaging would be designed to be recyclable, compostable, or reusable by 2025 and also committed to increasing the amount of recycled materials we use. In November 2022, we further increased our target for use of recycled materials to 30% by 2030. We continue making progress toward these commitments and leading in the development of a responsible packaging value chain through our innovations and partnerships. We have identified a clear path to meeting our sustainability ambitions and those of our customers by focusing on the three elements of responsible packaging – product innovation, consumer participation, and waste management infrastructure.

    For more information, see "Sustainability and Innovation” in this section.

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

Focused portfolio

    Our portfolio of businesses share certain important characteristics:

•A focus on primary packaging for fast-moving consumer goods and industrial applications,
•good industry structure,
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

Shareholder value creation

    Through our portfolio of focused businesses and differentiated capabilities, we generate strong cash flow and redeploy cash to consistently create superior value for shareholders. The nature of our consumer and healthcare end markets means that, over time, volatility should be relatively low, measured on a constant currency basis. Long-term value creation has been strong and consistent and has reflected a combination of dividends, organic growth in the base business, and using free cash flow to pursue targeted acquisitions and/or returning cash to shareholders via share buybacks.

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

Flexibles Segment

    Our Flexibles Segment develops and supplies flexible packaging globally. With approximately 35,000 employees at 160 significant manufacturing and support facilities in 36 countries as of June 30, 2024, the Flexibles Segment is one of the world's largest suppliers of polymer resin, aluminum, and fiber based flexible packaging. In fiscal year 2024, Flexibles accounted for approximately 76% of consolidated net sales.

Rigid Packaging Segment

    Our Rigid Packaging Segment manufactures rigid packaging containers and related products in the Americas. As of June 30, 2024, the Rigid Packaging Segment employed approximately 5,000 employees at 52 significant manufacturing and support facilities in 11 countries. In fiscal year 2024, Rigid Packaging accounted for approximately 24% of consolidated net sales.

Marketing, Distribution, and Competition

    Our sales are made through a variety of distribution channels, but predominantly through our direct sales force. Sales offices and plants are located primarily throughout Europe, North America, Latin America, and the Asia-Pacific regions to provide prompt and economical service to thousands of customers. Our technically trained sales force is supported by product development engineers, design technicians, field service technicians, and customer service teams.

    We did not have sales to a single customer that exceeded 10% of consolidated net sales in the last three fiscal years.

    The major markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, sustainability, innovation, quality, and price. We consider ourselves to be a significant participant in the markets in which we operate. Competitors include AptarGroup, Inc., Ball Corporation, Berry Global Group, Inc, CCL Industries Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Huhtamaki Oyj, International Paper Company, Mayr-Melnhof Karton AG, O-I Glass, Inc., Sealed Air Corporation, Silgan Holdings Inc., and Sonoco Products Company, and a variety of privately held companies.

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

Raw Materials

    Polymer resins and films, paper, inks, solvents, adhesives, aluminum, and chemicals constitute the major raw materials we use. These are purchased from a variety of global industry sources, and we are not significantly dependent on any one supplier for our raw materials. While we have experienced industry-wide shortages of certain raw materials in the past, we have been able to manage supply disruptions by working closely with our suppliers and customers. Supply shortages, along with other factors, can lead and have in the past led to increased raw material price volatility. Increases in the price of raw materials are generally able to be passed on to customers including through contractual price mechanisms over time. We manage the risks associated with our supply chain and have generally been able to maintain adequate raw materials through relationship management, inventory management, and evaluation of alternative sources when practical. For more information, see "Item 1A. - Raw Materials — Price fluctuations or shortages in the availability of raw materials, energy, and other inputs could adversely affect our business.”

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

    Innovation is central to Amcor’s approach to sustainability and we spend approximately $100 million a year on research and development ("R&D"), not including ongoing investment in incremental continuous improvements. We are highly regarded for our innovation capabilities and have more than a thousand active patents, as well as a global network of Innovation Centers focused on bringing advanced packaging technologies and more sustainable material science to our markets around the world. We solve packaging challenges by developing differentiated products, services, and processes to protect our customers' products and fulfill the needs of the consumers who rely on them. Drawing on our unrivaled heritage in design, science, and manufacturing, over a thousand Amcor R&D professionals and engineers are constantly innovating across new materials, formats, functions, and technologies.

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

    We know that our environmental footprint also extends beyond the products we create and we strive to reduce the environmental impacts of our operations. For more than a decade, our EnviroAction program has helped us significantly improve how we manage energy, greenhouse gas ("GHG") emissions, water, and waste in our manufacturing locations. In January 2022, we further increased our ambition by committing to set science-based targets to reduce GHG emissions and achieve net zero emissions by 2050. We submitted our near-term science-based targets in fiscal year 2023, and they were validated by the Science Based Targets initiative in fiscal year 2024. The new targets build on years of progress under our EnviroAction program. We also submitted our long-term net-zero science-based targets in fiscal year 2024 and expect they will be validated by the Science Based Targets Initiative in calendar year 2024. To support our ongoing process toward achieving science-based targets, we have developed a decarbonization strategy which focuses on five key GHG emission levers: renewable electricity, supply chain footprint reduction, recycled materials, product redesign, and operational efficiency.

    With our global scale, deep industry experience, and strong capabilities, we believe that we are uniquely positioned to lead the way in the design and development of more sustainable packaging, and this is one of the most important and exciting growth opportunities for Amcor.

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

Seasonal Factors

    Our business and operations of each of the reportable segments is subject to moderate seasonality with demand usually increasing towards the end of our fiscal year due to increased demand for beverage and food products in certain markets. Historically, cash flow from operations has been lower in the first half of the fiscal year, and higher in the second half of the fiscal year, due to moderate seasonality, working capital requirements, and the timing of certain cash payments made in the first half of the year, including incentive compensation.

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

    As of June 30, 2024, we had approximately 41,000 employees, including part-time and temporary workers, worldwide, with approximately 31% located in North America, 29% located in Europe, 21% located in Latin America, and 19% located in the Asia Pacific region. Collective bargaining agreements cover approximately 43% of our workforce. As of June 30, 2024, approximately 3% of our employees were working under expired contracts and approximately 20% were covered under collective bargaining agreements that expire within one year.

Health and Safety

    Safety is a core value at Amcor, as well as an integral component in our global Health and Safety programs. We take care of ourselves and each other, so everyone returns home safely every day. We champion a safe and healthy workplace, establish key accountabilities at all levels of the organization, and aspire to achieve a true culture of care and an injury-free Amcor. All our facilities are subject to global Environment, Health, and Safety ("EHS") standards which serve as blueprints for a safe and healthy workplace. We also have established policies, procedures, and training intended to minimize risks to people, property, and reputation.

    Our Board of Directors receives monthly reports on health and safety performance and compliance with our global EHS standards. During fiscal year 2024, we reduced the number of injuries by 12% and 73% of our sites were injury-free. Our Total Recordable Incident Rate ("TRIR") which is an annual rate of workplace injuries that we use to track our safety efforts, was 0.27 in fiscal year 2024, an improvement over fiscal year 2023 and reflecting a better performance than the industry average.

Talent Management and Development

    At Amcor, we are dedicated to attracting, developing, engaging, and retaining the best talent to deliver our 'Winning Aspiration' and ensure a strong succession pipeline for the future. Our fiscal years' 2023-2027 Human Capital Strategy is focused on ensuring that we have the right people in the right jobs at the right time to drive our growth agenda. We recognize that we grow our business by developing our people and placing people at the center of what we do. Our HR Strategy aims to create an exceptional employee experience through a range of ongoing initiatives focused on talent. We continue to focus on attracting, developing, engaging, and retaining the best talent and strengthening the Company’s succession pipeline for the future. Supported by our employment value proposition, we also undertake a variety of recruitment strategies to attract top talent.

    We have a range of executive development, leadership training, education, and awareness programs to help employees progress across all functions and experience levels. Examples of these global leadership programs include our Executive Development program (“EDP”) which targets our most senior leaders and provides them an immersive experience in strategy development and strategic talent management. We also have our Senior Leader Development program ("SLDP") focusing on developing strategic management skills and inclusive leadership.

    Additionally, we also deploy systems and processes to ensure our people have clear goals and are empowered to achieve them. Through performance management, we align these goals to business targets, providing line of sight so each employee understands how they contribute to our success. Through formal reviews, performance coaching, and feedback, our leaders implement a rigorous cycle to foster talent.

Diversity, Equity & Inclusion ("DE&I")

    At Amcor, we’re committed to providing an inclusive environment that empowers us to achieve our full potential. Becoming THE leading global packaging company requires us to create a culture in which everyone feels encouraged to speak and compelled to listen.

    Amcor values the diverse experience, strengths, styles, nationalities, and cultures of all our people. Our diversity, equity, and inclusion strategy is based on four key pillars:

Talent - Supporting the growth and diversification of our talent through mentoring and our hiring practices.
Under the Talent Pillar, the Amcor Leadership Mentoring Program is ongoing for the second year. The program aims to develop emerging female talent by connecting them with senior leaders as well as through workshops and networking opportunities. In addition, we are working towards diversifying our global talent pool by reducing unconscious bias from talent attraction and development through a number of initiatives.

Community - Promoting our employee resource groups and local grassroots plant initiatives.
Under the Community Pillar, we have established a global network of DE&I representatives from all business groups and corporate functions to come together, share their experiences, and support the execution of our agenda across Amcor. The network also shares regular updates with the Global Management Team. Our Employee Resource Groups are an important part of the Community Pillar that support the DE&I strategy through local initiatives relevant to the countries and regions they are located in.

Awareness and Training - Providing more coordination and information around training opportunities.
Under the Awareness and Training Pillar, our DE&I training calendar provides an overview of opportunities for Amcor colleagues to build knowledge and capabilities, aligning the entire organization on DE&I topics. Business groups organize these sessions in a variety of formats, including live small-group seminars, large-group webinars, and e-learnings. Participants also receive supporting materials to better enable post-training reinforcement of learnings, including tips and reflection checks.

Data and Reporting - Communicating our work and progress accurately and effectively to internal and external stakeholders.
Under the Data and Reporting Pillar, progress is measured in a variety of ways, such as through feedback from individuals engaged in DE&I initiatives, community representatives, and members of employee resource groups. We also receive feedback from across the organization through our engagement survey scores, including scores related to DE&I. We continue to improve our scores by taking action both regionally and globally.

    We focus on strengthening 'talent through diversity' and progress is reported to our Board annually. We continually review opportunities to strengthen our diversity transparency practices while adhering to privacy legislation in certain regions where we operate. The Board receives an annual report on our progress towards its DE&I efforts.

    As of June 30, 2024, 44% of our Board and 27% of our Global Management Team is composed of women.

Engagement

    At Amcor, we believe strongly in engagement being a key driver of performance and we prioritize engagement through various initiatives. In addition to the annual global engagement survey where we provide all employees an opportunity to share anonymous feedback across a variety of topics, we conduct regular feedback sessions and town halls to gather insights and foster open communication. Management is focused on continuously improving our employee's engagement and our engagement results help to drive action on various topics globally as well as locally in an effort to continuously improve employee engagement.

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

Name (Age)	Positions Held	Period the Position was Held

Peter Konieczny (59)	Interim Chief Executive Officer	2024 to present
	Chief Commercial Officer	2021 to 2024
	President, Amcor Flexibles Europe, Middle East and Africa	2015 to 2021

Michael Casamento (53)	Executive VP, Finance and Chief Financial Officer	2015 to present
	VP, Corporate Finance	2014 to 2015

Susana Suarez Gonzalez (55)	Executive VP and Chief Human Resources Officer	2022 to present
	Executive VP, Chief Human Resources and Diversity & Inclusion Officer, International Flavors and Fragrances	2016 to 2022

Deborah Rasin (57)	Executive VP and General Counsel	2022 to present
	Senior VP, Chief Legal Officer and Secretary, Hill-Rom Holdings	2016 to 2022

Eric Roegner (54)	President, Amcor Rigid Packaging	2018 to present
	Executive Leadership Roles, Arconic, Inc. (f/k/a Alcoa Inc.)	2006 to 2018

Fred Stephan (59)	President, Amcor Flexibles North America	2019 to present
	President, Bemis North America	2017 to 2019
	Senior VP and General Manager of the Insulation Systems - Johns Manville	2011 to 2017

Ian Wilson (66)	Executive VP, Strategy and Development	2000 to present

Michael Zacka (57)	President, Amcor Flexibles Europe, Middle East and Africa	2021 to present
	President, Amcor Flexibles Asia Pacific and Chief Commercial Officer	2017 to 2021
	Tetra Pak Global Leadership Team	1996 to 2017

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

Strategic Risks

Changes in Consumer Demand — Demand for our products could be affected by a variety of factors, including changes in economic environment and regulations.

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

    Relationships with our customers are fundamental to our success, particularly given the nature of the packaging industry and other supply choices available to customers. While we do not have a single customer accounting for more than 10% of our net sales, customer concentration can be more pronounced within certain businesses. Consequently, the loss of any of our key customers or any significant reduction in their production requirements, or an adverse change in the terms of our supply agreements with them, could reduce our sales revenue and net profit. In addition, geopolitical tensions, wars, and terrorism can impact local demand for our products. Although we have been largely successful in maintaining customer relationships in the past, there is no assurance that existing customer relationships will be renewed at existing volume, product mix, or price levels, or at all.

    Customers with operations subject to physical risks, including those caused by natural disasters and adverse weather conditions related to climate change, may relocate production to less affected areas, which could be beyond the range of Amcor's production sites. Supplying such relocated facilities may lead to additional costs. New regulations can also affect our relationships with customers. Any loss, change, or other adverse event related to our key customer relationships could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

    Furthermore, in recent years, some of our customers have acquired companies with similar or complementary product lines. This consolidation has increased the concentration of our business with these customers. Such consolidation may be accompanied by pressure from customers for lower prices, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the acquired company. While we have generally been successful in managing customer consolidations, increased pricing pressures from our customers could have a material adverse effect on our results of operations or cash flows.

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

    The loss of business from our larger customers, or the renewal of business on less favorable terms, may have a significant impact on our operating results. Additionally, our competitors may develop or utilize disruptive technologies or other technological innovations that could increase their ability to compete for our current or potential customers. Our failure to adequately respond to the actions that established or potential competitors take could materially affect our ability to implement our plans and materially adversely affect our business, financial condition, results of operations, or cash flows.

Expanding Our Current Business — We may be unable to expand our current business effectively through organic growth, including product innovation, investments, or acquisitions.

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

    Additionally, we have pursued growth through acquisitions, and there can be no assurance that we will be able to identify suitable acquisition targets in the right geographic regions and with the right participation strategy in the future, or to complete such acquisitions on acceptable terms or at all. If we are unable to identify acquisition targets that meet our investment criteria and close such transactions on acceptable terms, our potential for growth by way of acquisition may be restricted, which could have a material adverse effect on the achievement of our strategy and the resulting expected financial benefits.

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

    We have also invested in companies in which we do not exercise control. Our investment partners or other parties that hold the remaining ownership interests in companies that we do not control may not have interests that are aligned with our goals. We have incurred losses in our equity method investments in the past, and the recognition of our proportionate share of our investees' results in the future could adversely affect our results of operations. In addition, our equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment is not recoverable. If we determine that an investment is other-than-temporarily impaired, the resulting impairment charge could adversely affect our results of operations. We have recognized impairment losses in the past in connection with our investments and we may be required to do so again in the future.

Operational Risks

Global Economic Conditions — Challenging global economic conditions, have had, and may continue to have, a negative impact on our business operations and financial results.

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

    Recent global economic challenges, including the conflict between Russia and Ukraine, the Middle East conflict, increasing tensions between China and Taiwan, and relatively high inflation and interest rates, may continue to put pressure on our business. Current and future unrest in regions where we operate, and political developments, could have a material impact on our financial condition.

    When challenging economic conditions exist, our customers may delay, decrease, or cancel purchases from us, and may also delay payments or fail to pay us altogether. For example, during the first half of fiscal year 2024, our net sales were impacted by volume declines primarily attributed to destocking and lower consumer demand. Suppliers may also have difficulties filling our orders and we may have difficulties getting our products to customers, which may affect our ability to meet customer demands and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. Although we take measures to mitigate the impact of inflation, including through pricing actions and productivity programs, if these actions are not effective, our cash flow, financial condition, and results of operations could be materially and adversely impacted. In addition, there could be a time lag between recognizing the benefit of our mitigating actions and the impact of inflation and there is no guarantee that our mitigating measures will fully offset the impacts of inflation.

International Operations — Our international operations subject us to various risks that could adversely affect our business operations and financial results.

    We have operations throughout the world, including facilities in emerging markets. In fiscal year 2024, approximately 73% of our sales revenue came from developed markets and 27% came from emerging markets. We expect to continue to expand our operations in the future, including in the emerging markets.

    Managing global operations is complex, particularly due to substantial differences in the cultural, political, and regulatory environments of the countries where we operate. In addition, many countries where we have operations, including Argentina, Brazil, China, Colombia, India, and Peru, have legal, regulatory, or political systems, that are dynamic and subject to change.

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
•trade restrictions, sanctions, and quotas;
•wars, acts of terrorism, social and ethnic unrest, and geopolitical events;
•pandemics and other health crises impacting different regions of the world unequally;
•difficulties associated with nationalization or expropriation of assets, or expatriating or repatriating cash generated or held abroad; and
•changes in exchange rates and inflation, including hyperinflation.

    Furthermore, prolonged periods of economic, legal, regulatory, or political instability in the emerging markets where we operate could have a material adverse effect on our business, cash flow, financial condition, and results of operations.

    The conflict between Russia and Ukraine has negatively impacted the global economy and led to various economic sanctions being imposed by the U.S., the European Union, the United Kingdom, and other countries against Russia. It is not possible to predict the broader or longer-term consequences of this conflict. Continued escalation of geopolitical tensions, including the conflict in the Middle East and tensions between China and Taiwan, could result in the loss of property, supply chain disruptions, significant inflationary pressure on raw material prices and other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns given regional shortages of food ingredients and other factors, credit and capital market disruption which could impact our ability to obtain financing, increase in interest rates, and adverse foreign exchange impacts. These broader consequences could have a material adverse effect on our business, cash flow, financial condition, and results of operations.

    Our international operations involve limited sales to entities located in countries subject to economic sanctions administered by the U.S. Office of Foreign Assets Control, the U.S. Department of State, and the U.S. Department of Commerce and other applicable national and supranational organizations (collectively, "Sanctions"). We also operate in certain countries that are occasionally subject to Sanctions, which require us to maintain internal processes and control procedures. Failure to do so could result in breach by our employees of various laws and regulations, including those relating to money laundering, corruption, export control, fraud, bribery, insider trading, antitrust, competition, and economic sanctions, whether due to a lack of integrity or awareness or otherwise. Any such breach could result in sanctions (including fines and penalties) and could have a material adverse effect on our financial condition and reputation.

Raw Materials — Price fluctuations or shortages in the availability of raw materials, energy, and other inputs could adversely affect our business.

    As a manufacturer of packaging products, our sales and profitability are dependent on the availability and cost of raw materials, labor, and other inputs, including energy. All of the raw materials we use are purchased from third parties, and our primary inputs include polymer resins and films, paper, inks, solvents, adhesives, aluminum, and chemicals. Prices for these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions (including inflation), currency and commodity price fluctuations, resource availability and other supply chain challenges, transportation costs, geopolitical risks (including the conflicts between Russia and Ukraine, and in the Middle East), pandemics and other health crises, an increase in the demand for products manufactured from recycled materials, weather conditions and natural disasters, environmental regulations related to greenhouse gas emissions, biodiversity and deforestation, human rights due diligence regulations, and other factors impacting supply and demand pressures. For example, energy prices have fluctuated significantly in the past few years and may fluctuate in the future which could negatively impact our results of operations.

    Additionally, changes in international trade policies in the countries in which we operate could materially impact the cost and supply of raw materials as duties are assessed on raw materials used in our production process and the global supply of key raw materials is disrupted. For example, in fiscal year 2024, the U.S. government assessed retroactive duties on a small number of our aluminum imports into the U.S. where it was determined that the rollstock originated from China. The introduction of new duties, tariffs, quotas, or other similar trade restrictions may have a negative impact on our business, financial condition, results of operations, or cash flows.

    While we have largely been able to successfully manage through any supply disruptions and related price volatility in the past, there is no assurance that we will be able to successfully navigate any future disruptions. Increases in costs and disruptions in supply can have a material adverse effect on our business and financial results. We seek to mitigate these risks through various strategies, including entering into contracts with certain customers that permit price adjustments to reflect increased raw material and other costs or by otherwise seeking to increase our prices to offset increases in raw material and other costs and seeking alternative sources of supply for key raw materials. However, there is no guarantee that we will be able to anticipate or mitigate commodity and input price movements or supply disruptions. In addition, there may be delays in adjusting prices to correspond with underlying raw material costs and corresponding impacts on our working capital and level of indebtedness and any failure to anticipate or mitigate against such movements could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Commercial Risks — We are subject to production, supply, and other commercial risks, including counterparty credit risks, which may be exacerbated in times of economic volatility.

    We face a number of commercial risks, including (i) operational disruption, such as mechanical or technological failures, disruptions due to natural disasters, geopolitical conflicts, or health crises, each of which could lead to production loss and/or increased costs, (ii) shortages in manufacturing inputs due to the loss of key suppliers or their inability to supply inputs, and (iii) risks associated with development projects (such as cost overruns and delays).

    Supply or workforce shortages, fluctuations in freight costs, limitations on shipping capacity, or other disruptions in our supply chain, including sourcing materials from a single supplier or those that may occur related to wars, geopolitical tensions, natural disasters, health crises, or new regulations, could affect our ability to obtain timely delivery of raw materials, equipment, and other supplies, and in turn, adversely impact our ability to supply products to our customers. Additionally, severe weather events and other adverse effects of climate change could have negative effects on agricultural productivity, leading customers to face both availability and price challenges with agricultural commodities, which may impact the demand for our products. For example, in fiscal year 2023, adverse weather conditions in the United States reduced cattle herds, leading to a rise in meat prices, which ultimately contributed to lower meat packaging sales volumes which continued in the first half of fiscal year 2024. The potential magnitude of these commercial risks on our business, financial condition, results of operations, or cash flows could be material.

    Additionally, the insolvency of, or contractual default by, any of our customers, suppliers, and financial institutions, such as banks and insurance providers, may have a material adverse effect on our operations and financial condition. Such risks are exacerbated in times of economic volatility, either globally or in the geographies and industries in which our customers, suppliers, or financial institutions operate. If a counterparty defaults on its payment obligation to us, we may be unable to collect the amounts owed, and some or all of these outstanding amounts may need to be written off. If a counterparty becomes insolvent or is otherwise unable to meet its obligations in connection with a particular project, we may need to find a replacement to fulfill that party’s obligations or, alternatively, fulfill those obligations ourselves, which may be more expensive. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations, or cash flows, which may result in a competitive disadvantage.

Health Crises — Our business and operations may be adversely affected by pandemics, epidemics, or other disease outbreaks.

    Our business and financial results may be negatively impacted by outbreaks of contagious diseases. Health crises have resulted in the past and could in the future result in supply chain disruptions due to the temporary closure of our facilities, the facilities of our suppliers, or other suppliers in our supply chain, the shut-down of customers’ operations, volatility in raw material costs, and labor shortages and may have broader global economic or geopolitical implications. In addition, any major animal disease outbreak could adversely impact the demand for our packaging. While we have established protocols to manage these potential impacts, the extent to which health crises may impact our business and operations is unknown and the effect on our business, financial condition, results of operations, or cash flows could be material.

Attracting, Motivating, and Retaining Skilled Workforce and Managing Key Transitions — If we are unable to attract, motivate, and retain our global executive management team and our other skilled workforce, and manage key transitions, we may be adversely affected.

    Our continued success depends on our ability to identify, attract, motivate, develop, and retain skilled and diverse personnel in our global executive management team and our operations. We focus on our talent acquisition processes, as well as our onboarding and talent and leadership programs, to ensure that our key new hires and skilled personnel’s efficiency and effectiveness align with Amcor’s values and ways of working. In March 2024, we announced the retirement of our Chief Executive Officer Ron Delia and the appointment of Peter Konieczny as our Interim Chief Executive Officer. Our Board of Directors has launched a search process for a permanent Chief Executive Officer. Any failure to successfully transition key roles could impact our ability to execute on our strategic plans, make it difficult to meet our performance objectives, and be disruptive to our business. In addition, there is no assurance that our Board of Directors will be successful in finding a permanent Chief Executive Officer in a timely manner which may create additional uncertainty among our employees, customers, suppliers, lenders, and investors, and which could negatively impact our business, financial condition, results of operations, cash flows, and share price.

    We are also impacted by regional labor shortages, inflationary pressures on wages, a competitive labor market, changing demographics, and changing work-life balance expectations. While we have been successful to date in responding to regional labor shortages and maintaining plans for continuity of succession, there can be no assurance that we will be able to manage future labor shortages or recruit, develop, assimilate, motivate, and retain employees in the future who actively promote and meet the standards of our culture.

Labor Disputes — Our business could be adversely affected by labor disputes and an inability to renew collective bargaining agreements at acceptable terms.

    Approximately 43% of our employees are covered by collective bargaining agreements. Although we have not experienced any significant labor disputes in recent years, we have experienced isolated work stoppages from time to time. We may experience labor disputes in the future, including protests and strikes, which could disrupt our business operations and have an adverse effect on our business and results of operations. We may also be unable to renegotiate collective bargaining agreements at acceptable terms. Renewal of collective bargaining agreements could also result in higher wages or benefits paid. Although we consider our relations with our employees to be good, we may be unable to maintain a satisfactory working relationship with our employees in the future. We may also be adversely affected by strikes and other labor disputes by the employees of our suppliers, customers, and other parties.

Physical Impacts of Climate Change - Our business is subject to physical risks related to climate change which could negatively impact our business operations and financial results.

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

    Longer-term climate change patterns could significantly alter supplier availability or customer demand, which is especially true for suppliers and customers who rely on supply chains routinely impacted by weather. For example, agricultural supply chains could be impacted by increased levels of drought or flooding and customers in coastal regions could be impacted by frequent flooding.

Information Technology and Cybersecurity Risks

Cybersecurity Risk — The disruption of our operations or risk of loss of our sensitive business information could negatively impact our financial condition and results of operations.

    Increased cyber-attacks, including computer viruses, ransomware, unauthorized access attempts, phishing, hacking, and other types of attacks pose a risk to the security and availability of our information technology systems, including those provided by third parties. Emerging artificial intelligence technologies may intensify these cybersecurity risks. In addition to traditional attacks, we face threats from sophisticated nation-state and nation-state-supported actors who engage in attacks, including advanced persistent threat intrusions. We have experienced and expect to continue to experience actual and attempted cyber-attacks on our information technology systems by threat parties of all types (including nation-states, criminal enterprises, individuals, or advanced persistent threat groups). Geopolitical turmoil, including as a result of the Russia-Ukraine conflict, evolution, scope, and sophistication of cyber-attacks, accessibility of our data by third parties through interconnected networks, and an increase in work-from-home arrangements heighten the risk of cyber-attacks. We have operational safeguards in place to detect and prevent cyber-attacks, such as employee training, monitoring of our networks and systems, ensuring strong data protection standards, and maintaining and upgrading security systems but it is virtually impossible to entirely eliminate this risk. To date, we have not experienced any significant impacts. However, our safeguards may not always be able to prevent a cyber-attack from impacting our systems and we may not be able to successfully and timely execute our business recovery protocol, which could have a material impact on our business, financial condition, results of operations, or cash flows. Further, as cybersecurity threats continue to evolve, we may be required to make significant investments to modify or enhance our systems to improve our ability to respond and recover. In addition, our customers, suppliers, and third-party service providers are susceptible to cyber-attacks and disruption to their information technology systems, which could result in reduced demand for our products or limit our ability to supply our products.

    We also maintain and have access to sensitive, confidential, or personal data or information that is subject to privacy and security laws, regulations, and customer controls. Data privacy laws and regulations continue to evolve and impose more complex and stringent requirements especially in the U.S., Europe, and China, which increases the complexity of our processes and associated costs. Despite our efforts to protect such information and to comply with privacy and data protection laws and regulations, our facilities and systems and those of our customers, suppliers, and third-party service providers may be vulnerable to security breaches, cyber-attacks, misplaced or lost data, and programming and/or user errors that could lead to the compromising of sensitive, confidential, or personal data or information, the improper use of our systems and networks, and the manipulation and destruction of data. Information system damages, disruptions, shutdowns, or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, violation of privacy laws and legal liability, regulatory fines, penalties or intervention, negative publicity resulting in reputational damage, reimbursement or compensatory payments, and other costs, any of which could have an adverse effect on our business, financial condition, results of operations, or cash flows, which affect may be material and result in a competitive disadvantage. Although we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, and services remain potentially vulnerable to advanced and persistent threats.

Information Technology — A failure or disruption in our information technology systems could disrupt our operations, compromise customer, employee, supplier, and other data, and could negatively affect our business.

    We rely on the successful and uninterrupted functioning of our information technology and control systems to securely manage operations and various business functions, and on various technologies to process, store, and report information about our business, and to interact with customers, suppliers, and employees around the world. In addition, our information systems rely on internal information technology systems and third-party systems, including cloud solutions, which require different security measures. These measures cover technical changes to our network security, organization, and governance changes as well as alignment of third-party suppliers on market standards. As with all information technology systems, our systems may be susceptible to damage, disruption, information loss, or shutdown due to a variety of factors including power outages, failures during the process of upgrading or replacing software, hardware failures, cyber-attacks (e.g., phishing, ransomware, computer viruses), natural disasters, telecommunications failures, user errors, unauthorized access, and malicious or accidental destruction, or catastrophic events. Infrastructure changes, including migration to new data centers or cloud solutions, updates or patches to our core software infrastructure, and changes in our data processing pipelines could lead to significant business disruptions due to human error in our deployment processes or third-party software errors. While we have established and regularly test our business disaster recovery plan, there is no guarantee that it will resolve issues resulting from those disruptions in a timely manner. We may suffer material adverse effects on our business, financial condition, results of operations, and cash flows.

Financial Risks

Indebtedness and Credit Rating — A significant increase in our indebtedness or a downgrade in our credit rating could reduce our operating flexibility, increase our borrowing costs, and negatively affect our financial condition and results of operations.

    As of June 30, 2024, we had $6.7 billion of debt outstanding, including borrowings of $1.4 billion under revolving credit facilities in an aggregate principal amount of $3.8 billion, and we are not restricted in incurring, and may incur, additional indebtedness in the future. Increased indebtedness could have significant consequences for our business and any investment in our securities, including increasing our vulnerability to adverse economic, industry or competitive developments; requiring more of our cash flows from operations to be used to pay principal and interest on our indebtedness, thus limiting our cash flows available to fund our operations, capital expenditures and other future business opportunities or the return of cash to our shareholders. Our ability to pay interest and repay the principal of our indebtedness is dependent on our ability to generate sufficient cash flows, which is dependent, in part, on prevailing economic and competitive conditions and certain legislative, regulatory, and other factors beyond our control. If we are unable to maintain sufficient cash flows from operations to meet our debt commitments, and related covenants, our financial condition and results of operations are likely to be materially adversely impacted. Additionally, conditions in financial markets could affect financial institutions with which we have relationships and could result in adverse effects on our ability to utilize fully our committed borrowing facilities. For example, a lender under the senior secured credit facilities may be unwilling or unable to fund a borrowing request, and we may not be able to replace such lender.

    We use cash provided by operations, commercial paper issuances, bank term loans, committed and uncommitted revolving credit facilities, asset divestitures, debt issuances, and equity issuances to meet our funding needs. Credit rating agencies rate our debt securities on many factors, including our financial results, their view of the general outlook for our industry, and their view of the general outlook for the global economy. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt. Actions taken by the rating agencies include maintaining, upgrading, or downgrading the current rating or assigning a negative outlook, as occurred in May 2024 when one rating agency lowered its outlook from “stable” to “negative”, for a possible future downgrade. If rating agencies downgrade our credit rating, place us on a watch list, or if there are adverse market conditions, including disruptions in the commercial paper market, the impacts could include reduced access to commercial paper, credit, and capital markets, an increase in the cost of our borrowings or the fees associated with our bank credit facilities, or an increase in the credit spread incurred when issuing debt in the capital markets. While we have not experienced a significant financial impact from the negative outlook assigned by one credit rating agency, there is no assurance it will not have a significant impact in the future. Our desire to maintain the Company's investment grade rating may also cause us to take certain actions designed to improve our cash flow, including sale of assets, suspension or reduction of our dividend, or share buybacks, and reductions in capital expenditures and working capital. Refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources," of this Annual Report on Form 10-K for more information on our credit rating profile.

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

     As of June 30, 2024, approximately 30% of our indebtedness was subject to variable interest rates. When interest rates increase, our debt service obligations on our variable rate indebtedness increase even when the amount borrowed remains the same. In order to dampen inflation, central banks around the world, including the U.S. Federal Reserve and the European Central Bank, have continued to maintain higher interest rates in fiscal year 2024 and this directly impacted and will continue to impact the amount of interest we pay on our variable rate obligations. Furthermore, sustained or continued increases in interest rates could increase the costs of obtaining new debt and refinancing existing fixed rate debt as well as variable rate indebtedness, negatively impacting our business, financial condition, results of operations, or cash flow.

    We manage exposure to interest rates by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, entering into various derivative instruments. However, if our derivative instruments are not effective in mitigating our interest rate risk, if we are under-hedged, or if a hedge provider defaults on their obligations under hedging arrangements, it could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

    In addition, continued increases in interest rates could reduce the attractiveness of cash management programs we use, such as customer and supply chain finance programs, which could negatively impact our cash and working capital and increase our borrowings. Refer to Note 13, "Debt," of the notes to consolidated financial statements for information about our variable rate borrowings. Also refer to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk," including interest rate risk, in this Annual Report on Form 10-K.

Exchange Rates — We are exposed to foreign exchange rate risk.

    We are subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our reported cash flow, financial condition, and results of operations. Transactional foreign exchange exposures are associated with transactions in currencies other than the entity's functional currency. Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of entity functional currencies to U.S. dollars, our reporting currency, and may affect the reported value of our assets and liabilities and our income and expenses. In particular, our translational exposure may be impacted by movements in the exchange rate between the Euro, the Brazilian Real, the Swiss Franc, the Chinese Yuan, and the United Kingdom Pound Sterling against the U.S. dollar. Refer to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk," including foreign exchange risk, in this Annual Report on Form 10-K.

    Exchange rates between transactional currencies may change rapidly due to a variety of factors. In addition, we have recognized foreign exchange losses related to the currency devaluation in Argentina and its designation as a highly inflationary economy under U.S. GAAP. For example, in December 2023, Argentina's government devalued the Argentine peso relative to the U.S. dollar by approximately 55% following the election of a new President which adversely impacted the results and operations of our businesses in Argentina. Refer to Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements in this Annual Report on Form 10-K for further information regarding highly inflationary accounting.

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

    As of June 30, 2024, we had $6.7 billion of goodwill and other intangible assets. We review our goodwill balance for impairment at least once a year and whenever events or a change in circumstances indicate that an impairment may have occurred using the appropriate business valuation methods in accordance with current accounting standards. Future changes in the cost of capital, market multiples, market growth, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge in our results of operations to reduce the value of these assets to their fair value. Furthermore, if we make changes to our business strategy or if external conditions adversely affect our business operations, we could be required to record an impairment charge for goodwill and/or intangible assets, which could have a material adverse effect on our business, financial condition, and results of operations. We have identified the valuation of goodwill and other intangible assets as a critical accounting estimate. Refer to "Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Estimates and Judgments," of this Annual Report on Form 10-K.

Internal Controls — If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results which may adversely affect investor confidence and adversely impact our stock price.

    We have been subject to the requirements of Section 404 of the Sarbanes-Oxley Act ("SOX") since fiscal year 2020. Management is responsible for establishing and maintaining adequate internal controls over financial reporting and while they meet the standards set forth in SOX, our internal control over financial reporting may not prevent or detect misstatements, as any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance against misstatement. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties, or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could lead to a material adverse effect on our operations, loss of investor confidence, and a negative impact on the trading price of our common stock.

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

    Additionally, we retain a portion of our insurable risk through a captive insurance company, Amcor Insurances Pte. Ltd., which is located in Singapore. Our captive insurance company collects annual premiums from our business groups and assumes specific risks relating to various risk exposures, including property damage. The captive insurance company may be required to make payments for insurance claims that exceed the captive's reserves, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

    Similarly, while we have not received any significant claims from third parties suggesting that we may be infringing, directly or indirectly, on their intellectual property rights, there can be no assurance that we will not receive such claims in the future. If we were held liable for a claim of infringement, we could be required to pay damages, obtain licenses, or cease making, using or selling certain products or technologies. Intellectual property litigation, which could result in substantial costs to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all. Failure to protect our patents, trademarks, and other intellectual property rights could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Litigation — Litigation, including product liability claims and litigation related to Environmental, Social and Governance ("ESG") impacts, or regulatory developments could adversely affect our business operations and financial performance.

    We are, and in the future will likely become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings that arise in the ordinary course of our business, including product liability claims, which may lead to financial or reputational damages. We may be exposed to litigation related to the environmental, health, and human rights impacts of our operations, products, and sourcing activities, as well as our external communications related to such topics. Given our global footprint, we are exposed to uncertainty regarding the regulatory environment. The timing of the final resolutions to lawsuits, regulatory actions and inquiries, and governmental and other legal proceedings is typically uncertain. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments.

ESG Practices — Increasing scrutiny and changing expectations from investors, customers, suppliers, and governments with respect to our ESG practices and commitments may impose additional costs on us or expose us to additional risks.

    There is increased scrutiny from investors, customers, suppliers, governments, and other stakeholders on corporate ESG practices. Our commitment to sustainability and ESG practices remains at the core of our business, and we have established related goals and targets. For example, we have made a public commitment to achieve net zero greenhouse gas emissions by 2050 and have set interim emissions targets which have been approved by the Science Based Targets initiative ("SBTi"). However, our ESG practices may not meet the standards of all of our stakeholders, and advocacy groups may campaign for further changes. Many of our large, global customers are also committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to support our customers in achieving these reductions, customers may seek out competitors who are better able to support such reductions. A failure, or perceived failure, to respond to expectations of all parties, including with meeting our own climate-related and other ESG target ambitions, could cause harm to our business and reputation and have a negative impact on the trading price of our common stock. Moreover, not all of our competitors establish, or will be legally required to establish, climate or other ESG sustainability targets and goals at levels comparable to ours, which could result in competitors having lower supply chain, operating or compliance costs as well as reduced reputational and legal risks associated with not meeting such goals.

ESG Regulations — Changing ESG government regulations , including climate-related rules, may adversely affect our company.

    Numerous ESG-related legislative and regulatory initiatives, including those related to our products, operations, and sourcing activities, have been passed and are likely to continue to be introduced in the various jurisdictions in which we operate. These new ESG-related regulations are evolving rapidly, and the regulations being enacted are often not harmonized across the jurisdictions in which we operate, increasing the complexity and cost of compliance and exposing us to increased legal risks associated with compliance. Our failure to comply with ESG regulatory reporting requirements could result in fines, loss of reputation, and other negative impacts which could be material and the cost of compliance may negatively impact our business, financial condition, and results of operations.

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

    Increased environmental legislation or regulation, including regulations related to extended producer responsibility ("EPR"), could result in higher costs for us in the form of higher raw material costs, increased energy and freight costs, new taxes on packaging products which could reduce demand for our products, and result in increased litigation. It is possible that certain materials might cease to be permitted to be used in our processes. Government bans of, or restrictions on, certain materials or packaging formats may close off markets to Amcor's business. For example, governmental authorities in the U.S., Europe and in other countries have become increasingly focused on the contamination of soil, air, and water exacerbated by the use of non-degradable chemicals, including per- and polyfluoroalkyl substances ("PFAS"). Various U.S. states have implemented, or are in the process of implementing, laws to restrict the use of PFAS in various applications, including in packaging materials. While we believe we are in compliance with existing regulations, the cost of compliance in the future to modify our products may be significant and adversely impact our financial position, results of operations, and cash flows.

    Increased social legislation or regulation, including requirements related to human rights due diligence and modern slavery reporting, could result in increased costs of compliance resulting from enhanced efforts to assess and remediate potential human rights risk across our global operations and supply chain. Gaps in our ability to identify potential human rights violations could lead to negative publicity or loss of business.

    We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products. Plastic bans or mandates to reduce plastic use may require shifts to more costly alternative materials or additional investment in the redesign of existing products and these costs might not be able to be passed on to our customers. Mandates to use certain types of materials, such as post-consumer recycled ("PCR") content, may lead to supply shortages and higher prices for those materials as current recycling rates may be insufficient to meet increased demand for PCR within and beyond the packaging industry.

    Additionally, a sizable portion of our business comes from healthcare packaging and food and beverage packaging, both highly regulated markets. Therefore, we are also subject to certain local and international standards related to such products. Compliance with these laws and regulations can require a significant expenditure of financial and employee resources. A failure to comply with these regulatory requirements could adversely affect our reputation, our results of operations or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines, and civil and criminal liability.

Operational EHS Risks — We are subject to costs and liabilities related to environment, health and safety ("EHS") laws and regulations, as well as changes in the global climate, that could adversely affect our business.

    We are required to comply with EHS laws, rules, and regulations in each of the countries in which we operate and do business. Federal, state, provincial, and local laws and requirements pertaining to workplace health and safety conditions are significant factors in our business to ensure our people at all locations are able to go home safely every day. Changes to these laws and requirements may result in additional costs and actions across the affected country and/or region. Various government agencies may promulgate new or modified legislation and implement special emphasis programs and enforcement actions that could impact specific Amcor operations covered by the respective programs.

    Federal, state, provincial, foreign, and local environmental requirements relating to air, soil, and water quality, handling, discharge, storage, and disposal of a variety of substances, are also significant factors in our business, and changes to such requirements generally result in an increase to our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third-party at various facilities we own, used, or operate (including facilities that may be acquired by us in the future). For instance, an increase in legislation with respect to litter related to plastic packaging or related recycling programs may cause legislators in some countries and regions in which our products are sold to consider banning or limiting certain packaging formats or materials or applying taxes or fees on some types of our products. Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditures.

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

Tax Law Changes — Changes in tax laws or changes in our geographic mix of earnings could have a material impact on our financial condition and results of operations.

    We are subject to income and other taxes in the many jurisdictions in which we operate. Tax laws and regulations are complex and the determination of our global provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. We are subject to routine examinations of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. Our future income taxes could also be negatively impacted by our mix of earnings in the jurisdictions in which we operate being different than anticipated given differences in statutory tax rates in the countries in which we operate. In addition, we may be adversely impacted by certain tax policy efforts, including any tax law changes resulting from the Organization for Economic Cooperation and Development ("OECD") and the G20's inclusive framework on Base Erosion and Profit Shifting ("BEPS"), which has proposed a 15% global minimum tax applied on a country-by-country basis (the "Pillar Two rule"), and many countries (including countries in which we operate) have enacted or begun the process of enacting laws adopting the Pillar Two rule. The first component of the Pillar Two rule applies to us from July 1, 2024. While we do not currently expect the Pillar Two rule to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release guidance and as countries begin implementing legislation. Future developments could change our current assessment, and it is possible that the Pillar Two rule could adversely impact our tax rate and subsequent tax expense.

Risks Relating to Being a Jersey, Channel Islands Company Listing Ordinary Shares

Our ordinary shares are issued under the laws of Jersey, Channel Islands, which may not provide the level of legal certainty and transparency afforded by incorporation in a U.S. jurisdiction and which differ in some respects to the laws applicable to U.S. corporations.

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

Item 1B. - Unresolved Staff Comments

    None.

Item 1C. - Cybersecurity

    We engage in an annual enterprise-wide risk assessment process which includes an evaluation of cybersecurity risks. We recognize the critical importance of securing the information of the Company’s customers, vendors, and employees and maintaining the security of our systems and data and have developed a comprehensive cybersecurity incident response plan.

Governance

    While everyone at the Company plays a part in managing cybersecurity risks, oversight responsibility is shared by the Board of Directors, the Audit Committee, and management. The full Board of Directors receives an annual information technology report and an update from management, which includes an update on our cybersecurity efforts. The Board of Directors has delegated to the Audit Committee the review of the quarterly cybersecurity reports from management, which outline our cybersecurity risk management framework and include updates on our completed, on-going, and planned actions relating to cybersecurity risks.

    Our Chief Information Security Officer ("CISO") leads our global Security Operations Center and has over 20 years of experience in cybersecurity, including serving in similar roles at other public companies. Our CISO reports to our Vice President of Information Technology who has 28 years of experience in Manufacturing and Financial Services and has been leading our IT function for 14 years. Our Vice President of Information Technology reports to our Chief Financial Officer. Our employees supporting our information security program have relevant educational and industry experience.

    Our Security Operations Center team members have extensive experience in deploying and operating cybersecurity technologies which is enhanced on an ongoing basis through interactions with third party experts we employ to help protect the Company from cybersecurity threats. In addition, we maintain a global cross functional cyber crisis team which is responsible for evaluating cybersecurity threats and overseeing compliance with regulatory security requirements.

Risk Management and Strategy

    We have implemented an extensive cybersecurity program that leverages the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. Our cybersecurity program is designed to assess, identify, and manage risks from cybersecurity threats while maintaining the confidentiality and availability of our information systems. We have adopted physical, technological, and administrative controls on data security, and have a defined procedure for data incident detection, containment, response, and remediation. We perform periodic assessments to identify and assess cybersecurity risks, including through the utilization of third parties to assess our system vulnerabilities. We also regularly train employees on cybersecurity risks, including through monthly phishing simulations.

    We perform cybersecurity risk assessments of the third-party vendors we utilize and have processes to identify cybersecurity risks posed by using third-party systems. We also request our third-party vendors to promptly notify us of any actual or suspected breach that could impact our data or operations.

    Our global footprint exposes us to numerous and evolving cybersecurity risks that could have an adverse effect on our business, financial condition, and results of operations. To date, we have not experienced any significant impacts from cybersecurity threats. However, our safeguards may not always be able to prevent a cyber-attack from impacting our systems or successfully execute our business recovery protocol, which could have a material impact on our business, financial condition, results of operations, or cash flows. Refer to the risk factor captioned “Cybersecurity Risk – The disruption of our operations or risk of loss of our sensitive business information could negatively impact our financial condition and results of operations” in "Item 1A. - Risk Factors" of this Annual Report on Form 10-K for additional narrative on our cybersecurity risks and the potential related impacts to us.

Item 2. - Properties

    We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. Our manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The breakdown of our significant manufacturing and support facilities at June 30, 2024, was as follows:

Flexibles Segment

    This segment has 160 significant manufacturing and support facilities located in 36 countries, of which 111 are owned directly by us and 49 are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 36 years and have one or more renewal options.

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

PART II

Item 5. - Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our ordinary shares are traded on the New York Stock Exchange (the "NYSE") under the symbol AMCR, and our CHESS Depositary Instruments ("CDIs") are traded on the Australian Securities Exchange (the "ASX") under the symbol AMC. As of June 30, 2024, there were 96,121 registered holders of record of our ordinary shares and CDIs.

Share Repurchases

    We did not repurchase shares during the three months ended June 30, 2024. The table below is presented in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
April 1 - 30, 2024	—	$—	—	$39
May 1 - 31, 2024	—	—	—	39
June 1 - 30, 2024	—	—	—	39
Total	—	$—	—
(1)On February 7, 2023, our Board of Directors approved an on market share buyback of up to $100 million of ordinary shares and/or CDIs during the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million on market share buyback of ordinary shares and/or CDIs of the $100 million buyback for an additional twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.

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

    The line graph below illustrates our cumulative total shareholder return on our ordinary shares as compared with the cumulative total return of our Peer Group, the S&P 500 Index, the S&P 500 Materials Index, and the ASX 200 Index for the period beginning June 30, 2019. The graph assumes $100 was invested on June 30, 2019, and that all dividends were reinvested.

	June 30, 2019	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024
Amcor plc	$100.00	$93.10	$108.81	$122.73	$102.87	$106.27
S&P 500	$100.00	$107.51	$151.36	$135.29	$161.80	$201.54
S&P 500 Materials	$100.00	$98.89	$146.87	$134.05	$154.32	$167.73
S&P/ASX 200	$100.00	$91.97	$129.13	$112.88	$127.00	$144.25
Peer Group	$100.00	$104.41	$124.63	$126.19	$133.53	$130.59

    The Peer Group consists of Ansell Limited, AptarGroup, Inc., Avery Dennison Corporation, Ball Corporation, Berry Global Group, Inc., Brambles Limited, Coles Group Limited, Conagra Brands, Inc., Crown Holdings, Inc., Danone SA, General Mills, Inc., Graphic Packaging Holding Company, Huhtamäki Oyj, International Paper Company, Johnson & Johnson, The Kraft Heinz Company, Mondelez International, Inc., Nestlé S.A., O-I Glass, Inc., Orora Limited, Pepsico, Inc., The Procter & Gamble Company, Sealed Air Corporation, Silgan Holdings Inc., Sonoco Products Company, Treasury Wine Estates Limited, Unilever PLC, Wesfarmers Limited, WestRock Company, and Woolworths Group Limited.

Item 6. [Reserved]

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

The following is a discussion and analysis of changes in the results of operations for fiscal year 2024 compared to fiscal year 2023. A discussion and analysis regarding our results of operations for fiscal year 2023, compared to fiscal year 2022 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 17, 2023 and incorporated by reference.

Two Year Review of Results

(in millions)	2024		2023
Net sales	$13,640	100.0%	$14,694	100.0%
Cost of sales	(10,928)	(80.1)	(11,969)	(81.5)

Gross profit	2,712	19.9	2,725	18.5

Operating expenses:
Selling, general, and administrative expenses	(1,260)	(9.2)	(1,246)	(8.5)
Research and development expenses	(106)	(0.8)	(101)	(0.7)
Restructuring, impairment, and other related activities, net	(97)	(0.7)	104	0.7
Other income/(expenses), net	(35)	(0.3)	26	0.2

Operating income	1,214	8.9	1,508	10.3

Interest income	38	0.3	31	0.2
Interest expense	(348)	(2.6)	(290)	(2.0)
Other non-operating income, net	3	—	2	—

Income before income taxes and equity in loss of affiliated companies	907	6.6	1,251	8.5

Income tax expense	(163)	(1.2)	(193)	(1.3)
Equity in loss of affiliated companies, net of tax	(4)	—	—	—

Net income	$740	5.4%	$1,058	7.2%

Net income attributable to non-controlling interests	(10)	(0.1)	(10)	(0.1)

Net income attributable to Amcor plc	$730	5.4%	$1,048	7.1%

Overview

    Amcor is a global leader in developing and producing responsible packaging solutions across a variety of materials for food, beverage, pharmaceutical, medical, home and personal-care, and other products. We work with leading companies around the world to protect products, differentiate brands, and improve supply chains. We offer a range of innovative, differentiating flexible and rigid packaging, specialty cartons, closures and services. We are focused on making packaging that is increasingly recyclable, reusable, lighter weight, and made using an increasing amount of recycled content. In fiscal year 2024, 41,000 Amcor people generated $13.6 billion in annual sales from operations that span 212 locations in 40 countries.

Significant Developments Affecting the Periods Presented

Economic and Market Conditions

    After experiencing more challenging market conditions in calendar year 2023 which impacted both fiscal year 2023 and fiscal year 2024 with softer consumer and customer demand and increased destocking, customer volume trajectory sequentially improved in the second half of fiscal year 2024 with a return to volume growth in the fourth quarter of fiscal year 2024. The improvement in the second half of fiscal year 2024 is attributed primarily to the abatement of destocking across many end markets and higher customer demand in parts of our business. While we continue to be impacted by softer consumer demand and customer order volatility in certain markets, and higher inflation in certain areas, such as labor costs, we have flexed our cost base to adjust to market conditions. Higher inflation, especially in Europe and the United States over the last two fiscal years, has led central banks to rapidly raise interest rates to dampen inflation which has resulted in higher interest expense on our variable rate debt, particularly on U.S. dollar and Euro denominated debt.

    The underlying causes for the market volatility experienced can be attributed to a variety of factors, such as geopolitical tension and conflicts, higher inflation in many economies impacting consumption and consumer demand, and customer destocking following a period of supply chain constraints. In this context, we have remained focused on taking price and cost actions to offset inflation, aligning our cost base with market dynamics, and managing working capital.

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

    On February 7, 2023, we announced that we expect to invest $110 million to $130 million of the sale proceeds from the Russian business in various cost savings initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). We expect total Plan cash and non-cash net expenses to total approximately $220 million, of which approximately $130 million is expected to result in net cash expenditures. Of the remaining cash received from the sale of the Russian business, we allocated $100 million to repurchase shares and the remainder was used to reduce debt. From the initiation of the Plan through June 30, 2024, we have incurred $82 million in employee related expenses, $31 million in fixed asset related expenses, $47 million in other restructuring expenses, and $21 million in restructuring related expenses. To date, the Plan has resulted in approximately $70 million of net cash outflows.

    Management initiated other restructuring actions in the fourth quarter of fiscal year 2022 to help mitigate the impact of the Russian sale. Management expects to realize an annualized pre-tax benefit of approximately $50 million from structural cost reduction actions taken as a result of all Russia related restructuring by the end of fiscal year 2025.

    For further information, refer to Note 4, "Restructuring, Impairment, and Other Related Activities, Net," and Note 6, "Restructuring" of "Part II, Item 8, Notes to Consolidated Financial Statements."

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Following the governmental election in the second quarter of fiscal year 2024, Argentina devalued the Argentine Peso by approximately 55% against the U.S. dollar and the Argentine peso has since been relatively stable against the U.S. dollar. Highly inflationary accounting resulted in a negative impact of $53 million and $24 million in foreign currency transaction losses that were reflected in the consolidated statements of income for the fiscal years ended June 30, 2024, and 2023, respectively. Our operations in Argentina represented approximately 2% of our consolidated net sales and annual adjusted earnings before interest and tax in the last two fiscal years.

Results of Operations

Consolidated Results of Operations

($ in millions, except per share data)	2024	2023
Net sales	$13,640	$14,694
Operating income	1,214	1,508
Operating income as a percentage of net sales	8.9%	10.3%

Net income attributable to Amcor plc	$730	$1,048
Diluted Earnings Per Share	$0.505	$0.705

    Net sales decreased by $1,054 million, or 7%, in fiscal year 2024, compared to fiscal year 2023. Excluding the positive currency impacts of $171 million, the negative impacts from the pass-through of lower raw material costs of $220 million, and the negative impact from the disposed Russian business of $156 million, the remaining decrease in net sales for fiscal year 2024 was $849 million, or 6%, reflecting 5% lower sales volumes and an unfavorable price/mix impact of 1%.

    Net income attributable to Amcor plc decreased by $318 million, or 30%, in fiscal year 2024, compared to fiscal year 2023. This is mainly due to the non-recurrence of the pre-tax net gain of $215 million on disposal of the Russian business in fiscal year 2023, a decrease in other income/(expenses), net of $61 million, primarily from the adverse impact on monetary balances from highly inflationary accounting in Argentina, and higher net interest expense of $51 million, offset by a decrease in income tax expense of $30 million.

    Diluted earnings per share ("Diluted EPS") decreased by $0.200, or 28%, in fiscal year 2024, compared to fiscal year 2023, with the net income attributable to ordinary shareholders of Amcor plc decreasing by 30% due to the above items and the diluted weighted-average number of shares outstanding decreasing by 2% in fiscal year 2024, compared to fiscal year 2023. The decrease in the diluted weighted-average number of shares outstanding was largely due to the repurchase of shares under previously announced share buyback programs.

Segment Results of Operations

    Flexibles Segment

($ in millions)	2024	2023
Net sales	$10,332	$11,154
Adjusted EBIT	1,395	1,429
Adjusted EBIT as a percentage of net sales	13.5%	12.8%

    Net sales decreased by $822 million, or 7%, in fiscal year 2024, compared to fiscal year 2023. Excluding the positive currency impacts of $141 million, the negative impacts from the pass-through of lower raw material costs of approximately $180 million, and the negative impact from the disposed Russian business of $156 million, the remaining variation in net sales for fiscal year 2024 was a decrease of approximately $625 million, or 6%. This stems from unfavorable sales volumes of 4%, mainly reflecting lower market and customer demand and destocking most notably within the first half of the year, and unfavorable price/mix impact of 2%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") decreased by $34 million, or 2% in fiscal year 2024, compared to fiscal year 2023. Excluding positive currency impacts of $15 million and the negative net impact from the disposed Russian business of $50 million, the remaining variation in Adjusted EBIT for fiscal year 2024 was an increase of $1 million, reflecting the net positive effect of 7% from favorable operating cost performance more than offsetting unfavorable volumes, but largely offset by net negative price/mix of 7%.

Rigid Packaging Segment

($ in millions)	2024	2023
Net sales	$3,308	$3,540
Adjusted EBIT	259	265
Adjusted EBIT as a percentage of net sales	7.8%	7.5%

    Net sales decreased by $232 million, or 7%, in fiscal year 2024, compared to fiscal year 2023. Excluding the positive currency impacts of $30 million and the negative impact from the pass-through of lower raw material costs of approximately $40 million, the remaining variation in net sales for fiscal year 2024 was a decrease of approximately $225 million, or 6%, reflecting unfavorable volumes of 8%, partly offset by price/mix benefits of approximately 2%.

    Adjusted EBIT decreased by $6 million, or 2%, in fiscal year 2024, compared to fiscal year 2023. Excluding the positive currency impacts of $3 million, the remaining variation in adjusted EBIT for fiscal year 2024 was a decrease of $9 million, or 4%, reflecting the net negative effect of 13% from unfavorable volumes and favorable operating cost performance, partly offset by favorable price/mix of 9%.

Consolidated Gross Profit

($ in millions)	2024	2023
Gross profit	$2,712	$2,725
Gross profit as a percentage of net sales	19.9%	18.5%

    Gross profit decreased by $13 million in fiscal year 2024, compared to fiscal year 2023. The decrease was primarily driven by the impact of the disposed Russian business and lower volumes. Gross profit as a percentage of sales increased to 19.9% for fiscal year 2024, driven by an improvement in operating cost performance.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

($ in millions)	2024	2023
SG&A expenses	$(1,260)	$(1,246)
SG&A expenses as a percentage of net sales	(9.2)%	(8.5)%

    SG&A increased by $14 million, or 1%, in fiscal year 2024, compared to fiscal year 2023. The increase was primarily driven by the unfavorable impact of foreign currency translation of $15 million.

Consolidated Restructuring, Impairment and Other Related Activities, Net

($ in millions)	2024	2023
Restructuring, impairment, and other related activities, net	$(97)	$104
Restructuring, impairment, and other related activities, net, as a percentage of net sales	(0.7)%	0.7%

    Restructuring, impairment, and other related activities, net changed by $201 million, or 193%, in fiscal year 2024, compared to fiscal year 2023. The change was mainly a result of a pre-tax net gain of $215 million on the disposal of the Russian business in fiscal year 2023, partially offset by a decrease in restructuring and related expenses, net, of $14 million in the current year, primarily related to the 2023 Restructuring Plan.

Consolidated Other Income/(Expenses), Net

($ in millions)	2024	2023
Other income/(expenses), net	$(35)	$26
Other income/(expenses), net as a percentage of net sales	(0.3)%	0.2%

Other income/(expenses), net changed by $61 million, in fiscal year 2024, compared to fiscal year 2023, primarily from the $53 million adverse impact on monetary balances from highly inflationary accounting in Argentina.

Consolidated Interest Income

($ in millions)	2024	2023
Interest income	$38	$31
Interest income as a percentage of net sales	0.3%	0.2%

    Interest income increased by $7 million, or 23%, in fiscal year 2024, compared to fiscal year 2023, driven by increased interest rates on cash balances.

Consolidated Interest Expense

($ in millions)	2024	2023
Interest expense	$(348)	$(290)
Interest expense as a percentage of net sales	(2.6)%	(2.0)%

    Interest expense increased by $58 million, or 20%, in fiscal year 2024, compared to fiscal year 2023, primarily driven by increased interest rates on U.S. dollar and Euro denominated variable rate debt.

Consolidated Income Tax Expense

($ in millions)	2024	2023
Income tax expense	$(163)	$(193)
Effective tax rate	18.0%	15.4%

    Income tax expense decreased by $30 million, or 16%, in fiscal year 2024, compared to fiscal year 2023, primarily due to lower earnings. The higher effective tax rate for fiscal year 2024 is largely attributable to the non-taxable gain on the disposal of the Russian business in the comparative period.

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT and adjusted net income for fiscal years 2024, 2023, and 2022 is as follows:

	Years ended June 30,
($ in millions)	2024	2023	2022
Net income attributable to Amcor plc, as reported	$730	$1,048	$805
Add: Net income attributable to non-controlling interests	10	10	10
Net income	740	1,058	815
Add: Income tax expense	163	193	300
Add: Interest expense	348	290	159
Less: Interest income	(38)	(31)	(24)
EBIT	1,213	1,510	1,250
Add: 2018/2019 Restructuring programs (1)	—	—	37
Add: Amortization of acquired intangible assets from business combinations (2)	167	160	163
Add: Impact of hyperinflation (3)	53	24	16
Add: Net loss on disposals (4)	—	—	10
Add: Property and other losses, net (5)	—	2	13
Add/(Less): Restructuring and other related activities, net (6)	97	(90)	200
Add: CEO transition costs (7)	8	—	—
Add: Other (8)	22	2	12
Adjusted EBIT	1,560	1,608	1,701
Less: Income tax expense	(163)	(193)	(300)
Less: Adjustments to income tax expense (9)	(62)	(57)	(32)
Less: Interest expense	(348)	(290)	(159)
Add: Interest income	38	31	24
Less: Net income attributable to non-controlling interests	(10)	(10)	(10)
Adjusted net income	$1,015	$1,089	$1,224

(1)2018/2019 Restructuring programs include restructuring and related expenses for the 2019 Bemis Integration Plan for fiscal year 2022. Refer to Note 6, "Restructuring," for more information.

(2)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(3)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(4)Net loss on disposals, excluding the disposal of our Russian business, includes an expense of $10 million from the disposal of non-core assets in fiscal year 2022. Refer to Note 10, "Fair Value Measurements," for more information.
(5)Property and other losses, net in fiscal year 2023 includes property claims and losses of $5 million and $3 million of net insurance recovery related to the closure of our South African business. Fiscal year 2022 includes business losses primarily associated with the destruction of our Durban, South Africa facility during general civil unrest in July 2021, net of insurance recovery.
(6)Restructuring and other related activities, net in fiscal year 2024 primarily includes costs incurred in connection with the 2023 Restructuring Plan. Fiscal year 2023 includes a pre-tax net gain on the sale of our Russian business of $215 million, incremental costs of $18 million, and restructuring and related expenses of $107 million incurred in connection with the conflict. Fiscal year 2022 includes $138 million of impairment charges, $57 million of restructuring and related expenses, and $5 million of other expenses. Refer to Note 4, "Restructuring, Impairment, and Other Related Activities, Net," and Note 6, "Restructuring," for further information.
(7)CEO transition costs primarily reflect accelerated compensation, including share-based compensation, granted to our former Chief Executive Officer who retired from that role in April 2024, and other transition related expenses.
(8)Other in fiscal year 2024 includes fair value losses of $16 million on economic hedges, retroactive foil duties, certain litigation reserve adjustments, and pension settlements, partially offset by changes in contingent purchase consideration. Fiscal year 2023 includes other restructuring, acquisition, litigation, and integration expenses of $13 million, pension settlement expenses of $5 million, and fair value gains of $16 million on economic hedges. Fiscal year 2022 includes costs associated with the Bemis transaction and pension settlement expenses of $8 million.
(9)Net tax impact on items (1) through (8) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at June 30, 2024 and 2023 is as follows:

($ in millions)	June 30, 2024	June 30, 2023
Current portion of long-term debt	$12	$13
Short-term debt	84	80
Long-term debt, less current portion	6,603	6,653
Total debt	6,699	6,746
Less cash and cash equivalents	(588)	(689)
Net debt	$6,111	$6,057

Supplemental Guarantor Information

    Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Flexibles North America, Inc., Amcor UK Finance plc, Amcor Finance (USA), Inc., and Amcor Group Finance plc.

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
•$600 million, 3.625% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
•$500 million, 4.500% Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, Inc.
•$500 million, 2.630% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
•$800 million, 2.690% Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
•€500 million, 1.125% Guaranteed Senior Notes due 2027 of Amcor UK Finance plc
•€500 million, 3.950% Guaranteed Senior Notes due 2032 of Amcor UK Finance plc
•$500 million, 5.625% Guaranteed Senior Notes due 2033 of Amcor Finance (USA), Inc.
•$500 million, 5.450% Guaranteed Senior Notes due 2029 of Amcor Group Finance plc

    The six notes issued by Amcor Flexibles North America, Inc. are guaranteed by its parent entity, Amcor plc, and the subsidiary guarantors Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor Group Finance plc, and Amcor UK Finance plc. The two notes issued by Amcor UK Finance plc are guaranteed by its parent entity, Amcor plc, and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., and Amcor Group Finance plc. The note issued by Amcor Finance (USA), Inc. is guaranteed by its ultimate parent entity, Amcor plc, and the subsidiary guarantors Amcor Pty Ltd, Amcor Flexibles North America, Inc., Amcor Group Finance plc, and Amcor UK Finance plc. The note issued by Amcor Group Finance plc is guaranteed by its ultimate parent entity, Amcor plc, and the subsidiary guarantors Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc., and Amcor UK Finance plc.

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

    Amcor Flexibles North America, Inc. is incorporated in Missouri in the United States, Amcor UK Finance plc and Amcor Group Finance plc are incorporated in England and Wales, United Kingdom, Amcor Finance (USA), Inc. is incorporated in Delaware in the United States, and the guarantors are incorporated under the laws of Jersey, Australia, the United States, and England and Wales and, therefore, insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, Australian, United States, or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable Notes or Guarantees, respectively.

    Set forth below is the summarized financial information of the combined Obligor Group made up of Amcor plc (as parent guarantor), Amcor Flexibles North America, Inc., Amcor UK Finance plc, Amcor Group Finance plc, and Amcor Finance (USA), Inc. (as subsidiary issuers of the notes and guarantors of each other’s notes), and Amcor Pty Ltd (as the remaining subsidiary guarantor).

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

Statement of Income for Obligor Group
(in millions)

For the year ended June 30,	2024
Net sales - external	$992
Net sales - to subsidiaries outside the Obligor Group	7
Total net sales	$999

Gross profit	214

Net income (1)	$741

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$741
(1) Includes $1,247 million net intercompany income from Amcor entities from outside the Obligor Group, mainly attributable to intercompany dividends and intercompany interest income.

Balance Sheet for Obligor Group
(in millions)

As of June 30,	2024
Assets
Current assets - external	$1,160
Current assets - due from subsidiaries outside the Obligor Group	165
Total current assets	1,325
Non-current assets - external	1,447
Non-current assets - due from subsidiaries outside the Obligor Group	12,538
Total non-current assets	13,985
Total assets	$15,310
Liabilities
Current liabilities - external	$2,341
Current liabilities - due to subsidiaries outside the Obligor Group	34
Total current liabilities	2,375
Non-current liabilities - external	6,815
Non-current liabilities - due to subsidiaries outside the Obligor Group	10,822
Total non-current liabilities	17,637
Total liabilities	$20,012

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

Overview

	Year Ended June 30,
($ in millions)	2024	2023
Net cash provided by operating activities	$1,321	$1,261
Net cash used in investing activities	(476)	(309)
Net cash used in financing activities	(857)	(1,025)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities increased by $60 million in fiscal year 2024, compared to fiscal year 2023. The increase in cash flow is primarily driven by lower working capital outflows in the current period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $167 million in fiscal year 2024, compared to fiscal year 2023. The increase is primarily driven by the disposal proceeds collected from the sale of the Russian business in the prior period, partially offset by lower outflows for investments in affiliated companies and business acquisitions compared to the prior period.

    Net Cash Used in Financing Activities

    Net cash used in financing activities decreased by $168 million in fiscal year 2024, compared to fiscal year 2023. The change is primarily driven by lower share buyback activity in the current period.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of June 30, 2024, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt at each of June 30, 2024 and June 30, 2023 was $6.1 billion.

Debt Facilities and Refinancing

    As of June 30, 2024, we had undrawn credit facilities available in the amount of $2.4 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. On April 23, 2024, we extended the maturity of our three-year syndicated facility agreement by one year until April 2026. The three-year syndicated facility agreement will be reduced from $1.9 billion to $1.7 billion effective April 2025. Our five-year syndicated credit facility matures in April 2027 and provides a revolving credit facility of $1.9 billion. The three-year facility has one 12-month option available to us to extend the maturity date and the five-year facility has two 12-month options available to us to extend the maturity date.

    As of June 30, 2024, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $1.4 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million. For further information, refer to Note 13, "Debt."

On May 21, 2024, we issued U.S. dollar notes with an aggregate principal amount of $500 million and a contractual maturity in May 2029. The notes pay a coupon of 5.45% per annum, payable semi-annually in arrears. The notes are unsecured senior obligations of Amcor and are fully and unconditionally guaranteed by Amcor plc and certain of its subsidiaries. In conjunction with this issuance, we entered into U.S. dollar to Swiss franc cross currency swap contracts with a total notional amount of $500 million to effectively convert the fixed-rate U.S. dollar denominated debt into Swiss franc denominated debt, including semi-annual interest payments and the payment of principal at maturity. Under the terms of the cross currency swaps, we receive a fixed U.S. dollar rate of interest of 5.45% and pay a fixed weighted average Swiss franc rate of interest of 2.218%.

On May 22, 2024, we issued Euro notes with an aggregate principal amount of €500 million and a contractual maturity in May 2032. The notes pay a coupon of 3.95% per annum, payable annually in arrears. The notes are unsecured senior obligations of Amcor and are fully and unconditionally guaranteed by Amcor plc and certain of its subsidiaries.

Dividend Payments

    In fiscal years 2024, 2023, and 2022, we paid $722 million, $723 million, and $732 million, respectively, in dividends. The dividend per share has increased in each of the years, with the total amount paid declining due to repurchase of shares under announced share buyback programs.

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

    On February 7, 2023, our Board of Directors approved a $100 million buyback of ordinary shares and/or CDIs in the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and CDIs of the $100 million buyback for twelve months. During the fiscal year ended June 30, 2024, we repurchased approximately $30 million, including transaction costs, or 3 million shares.

    The shares repurchased as part of the above programs were canceled upon repurchase.

    We had cash outflows of $48 million, $221 million, and $143 million for the purchase of our shares in the open market during fiscal years 2024, 2023, and 2022, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of June 30, 2024, 2023, and 2022, we held treasury shares at cost of $11 million, $12 million, and $18 million, representing 1 million, 1 million, and 2 million shares, respectively.

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

•Debt obligations and interest payments: Refer to Note 13, “Debt” of the notes to consolidated financial statements for additional information about our debt obligations and interest payments and the related timing of these expected payments.
•Operating and finance leases: Refer to Note 14, “Leases” of the notes to consolidated financial statements for information about our lease obligations and the related timing of the expected payments.
•Employee benefit plan obligations: Refer to Note 12, “Defined Benefit Plans” of the notes to consolidated financial statements for additional information about our employee benefit plan obligations and the related timing of the expected payments.
•Capital expenditures: As of June 30, 2024, we have $266 million in committed capital expenditures for fiscal year 2025.
•Other purchase obligations: Amcor has other purchase obligations, including commitments to purchase a specified minimum amount of goods, inclusive of raw materials, utilities, and other. These obligations are legally binding and non-cancellable. Where we are unable to determine the periods in which these obligations could be payable under these contracts, we present the cash requirement in the earliest period in which the minimum obligation could be payable. The estimated future cash outlays are approximately $1.1 billion, $250 million, $100 million, $100 million, and $100 million in fiscal years 2025, 2026, 2027, 2028, and 2029, respectively.

Off-Balance Sheet Arrangements

    Other than as described under "Material Cash Requirements", we had no significant off-balance sheet contractual obligations or other commitments as of June 30, 2024.

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
•maintaining a credit investment grade rating with a reputable independent rating agency;
•managing credit risk related to financial assets;
•monitoring the duration of long-term debt;
•only investing surplus cash with major financial institutions or well diversified money market funds; and
•to the extent practicable, spreading the maturity dates of long-term debt facilities.

    Our three- and five-year syndicated unsecured facility agreements each provide a revolving credit facility of $1.9 billion, $3.8 billion in total. On April 23, 2024, we extended the maturity of our three-year syndicated facility agreement by one year until April 2026. The three-year syndicated facility agreement will be reduced from $1.9 billion to $1.7 billion effective April 2025. Our five-year syndicated credit facility matures in April 2027 and provides a revolving credit facility of $1.9 billion. The three-year facility has one 12-month option available to us to extend the maturity date and the five-year facility has two 12-month options available to us to extend the maturity date.

    As of June 30, 2024, and 2023, an aggregate principal amount of $1.4 billion and $2.5 billion, respectively, was drawn under commercial paper programs. However, such programs are backstopped by committed bank syndicated loan facilities with maturities in April 2026 and April 2027, with options to extend, under which we had $2.4 billion in unused capacity remaining as of June 30, 2024.

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

Pensions

    The majority of our principal defined benefit plans are closed to new entrants and future accruals. The accounting for defined benefit pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet. A significant portion of our pension amounts relates to our defined benefit plans in the United States, Switzerland, United Kingdom, and Germany. The net periodic pension cost recorded in fiscal year 2024 was $12 million, compared to net periodic pension cost of $11 million in fiscal year 2023 and $12 million in fiscal year 2022. We expect our net periodic pension cost before the effect of income taxes for fiscal year 2025 to be approximately $16 million.

    For our sponsored plans, the relevant accounting guidance requires management to make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, mortality rates, and other assumptions. We believe the accounting estimates related to our pension plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions, and contractual benefit changes. The selection of assumptions is based on historical trends, known economic and market conditions at the time of valuation, and independent studies of trends performed by our actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

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

Pension Assumptions Sensitivity Analysis

    The following chart depicts the sensitivity of estimated fiscal year 2025 pension expense to incremental changes in the weighted average discount rate and expected long-term rate of return on assets.

Discount Rate	Total Increase/(Decrease) to Net Periodic Pension Cost from Current Assumption	Rate of Return on Plan Assets	Total Increase/ (Decrease) to Net Periodic Pension Cost from Current Assumption
	(in $ millions)		(in $ millions)
+25 basis points	1	+25 basis points	(3)
4.22 percent (current assumption)	—	5.16 percent (current assumption)	—
-25 basis points	(1)	-25 basis points	3

Goodwill and Other Intangible Assets

    Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets. Goodwill is not amortized but is instead tested for impairment annually as of April 1 of each fiscal year, or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to a reporting unit, which we have defined as an operating segment, based on the relative fair value of the reporting unit at the time of each acquisition. We have six reporting units, of which five are included in our Flexibles reportable segment. The other reporting unit, Rigid Packaging, is also a reportable segment.

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

Valuation of Assets and Liabilities Held for Sale

    Disposal groups held for sale are assessed for impairment by comparing their fair values, less cost to sell, to their carrying values. The fair values of disposal groups held for sale are estimated using accepted valuation techniques, including earnings multiples, discounted cash flows, and indicative bids. Several significant estimates and assumptions are involved in the application of these techniques, including forecasting sales, expenses, and various other factors. We consider historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. However, the fair value that is ultimately realized upon the divestiture of a business may significantly differ from the estimated fair value recognized in our consolidated financial statements, especially for disposal groups located in conflict regions. Refer to Note 5, "Acquisitions and Divestitures."

New Accounting Pronouncements

    Refer to Note 3, "New Accounting Guidance," of the notes to consolidated financial statements for information about new accounting pronouncements.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

Overview

    Our activities expose us to a variety of market risks and financial risks. Our overall risk management program seeks to minimize potential adverse effects of these risks on Amcor's financial performance. From time to time, we enter into various derivative financial instruments, such as foreign exchange contracts, commodity fixed price swaps (on behalf of customers), cross currency swaps, and interest rate swaps to manage these risks. Our hedging activities are conducted on a centralized basis through standard operating procedures and delegated authorities, which provide guidelines for control, counterparty risk, and ongoing reporting. These derivative instruments are designed to reduce the economic risk associated with movements in foreign exchange rates, raw material prices, and to fixed and variable interest rates, but may not have been designated or qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility. However, we do not trade in derivative financial instruments for speculative purposes. In addition, we may enter into loan agreements in currencies other than the respective legal entity's functional currency to economically hedge foreign exchange risk in net investments in our non-U.S. subsidiaries, which do not qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility.

    There have been no material changes in the risks described below, other than increased inflation and market volatility attributed to a variety of factors, including the Russia-Ukraine conflict, in fiscal years 2024 and 2023.

Interest Rate Risk

    Our policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through the use of various interest rate derivative instruments including, but not limited to, interest rate swaps, cross currency interest rate swaps, and interest rate locks.

    A hypothetical but reasonably possible increase of 1% in the floating rate on the relevant interest rate yield curve applicable to both derivative and non-derivative instruments denominated in U.S. dollars and Euros, the currencies with the largest interest rate sensitivity, outstanding as of June 30, 2024, would have resulted in an adverse impact on income before income taxes and equity in loss of affiliated companies of $28 million expense for the fiscal year ended June 30, 2024.

Foreign Exchange Risk

    We operate in over 40 countries across the world and, as a result, we are exposed to movements in foreign currency exchange rates.

    For the year ended June 30, 2024, a hypothetical but reasonably possible adverse change of 1% in the underlying average foreign currency exchange rate for the Euro would have resulted in an adverse impact on our net sales of $22 million.

    Economic and political events in Argentina expose us to heightened levels of foreign currency exchange risks. Although our functional currency in Argentina is the U.S. dollar, we have net assets and transactions in Argentina that are denominated in pesos. In fiscal year 2024, the new Argentine government devalued the Argentine peso by approximately 55% against the U.S. dollar which was the primary factor in our recognition of a $53 million loss on monetary balances in this fiscal year. We are focused on reducing our foreign exchange risk in Argentina, including through utilization of new Argentine government programs to reduce our Argentine peso net assets. As of June 30, 2024, a hypothetical but reasonably possible 10% devaluation of the Argentine peso against the U.S. dollar would have resulted in an adverse impact on our Argentine peso monetary assets of approximately $5 million. Our operations in Argentina represented approximately 2% of our consolidated net sales and annual adjusted earnings before interest and tax in the last two fiscal years.

    During fiscal years 2024 and 2023, 51% and 52% of our net sales, respectively, were effectively generated in U.S. dollar functional currency entities. During fiscal year 2024 and 2023, 16% and 18%, respectively, of our net sales were generated in Euro functional currency entities with the remaining 33% and 30% of net sales, respectively, being generated in entities with functional currencies other than U.S. dollars and Euros. The impact of translating Euro and other non-U.S. dollar net sales and operating expenses into U.S. dollar for reporting purposes will vary depending on the movement of those currencies from period to period.

Raw Material and Commodity Price Risk

    The primary raw materials for our products are polymer resins and films, inks, solvents, adhesives, aluminum, and chemicals. We have market risk primarily in connection with the pricing of our products and are exposed to commodity price risk from a number of commodities and other raw materials and energy price risk.

    Changes in prices of our primary raw materials may result in a temporary or permanent reduction in income before income taxes and equity in loss of affiliated companies depending on the level of recovery by material type. The level of recovery depends both on the type of material and the market in which we operate. Across our business, we have a number of contractual provisions that allow for passing on of raw material price fluctuations to customers within predefined periods.

    A hypothetical but reasonably possible 1% increase on average prices for polymer resins and films, inks, solvents, adhesives, aluminum, and chemicals, not passed on to the customer by way of a price adjustment, would have resulted in an increase in cost of sales and hence an adverse impact on income before income taxes and equity in loss of affiliated companies of approximately $50 million for fiscal year 2024 before any contractual pass-through to selling price.

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

    We manage our credit risk from balances with financial institutions through our counterparty risk policy, which provides guidelines on setting limits to minimize the concentration of risks and therefore mitigating financial loss through potential counterparty failure and on dealing and settlement procedures. The investment of surplus funds is made only with approved counterparties and within credit limits assigned to each specific counterparty. Financial derivative instruments can only be entered into with high credit quality approved financial institutions. As of June 30, 2024, and 2023, we did not have a significant concentration of credit risk in relation to derivatives entered into in accordance with our hedging and risk management activities.

Item 8. - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amcor plc and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended June 30, 2024, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended June 30, 2024 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - Flexibles Latin America Reporting Unit

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5,345 million as of June 30, 2024, and the goodwill associated with the Flexibles Segment was $4,373 million, which includes goodwill associated with the Flexibles Latin America reporting unit. Management conducts an impairment analysis as of April 1 of each financial year, or whenever events and circumstances indicate an impairment may have occurred during the financial year. Management’s quantitative assessment utilizes discounted cash flow models to determine the fair value of the reporting unit. As disclosed by management, if the carrying value of a reporting unit exceeds its fair value, management would recognize an impairment loss equal to the difference between the carrying value and the estimated fair value of the reporting unit, adjusted for any tax benefits, limited to the amount of the carrying value of goodwill. Management’s projected future cash flows for the Flexibles Latin America reporting unit included key assumptions relating to revenue growth, projected operating income growth, market multiples, terminal values and discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Flexibles Latin America reporting unit within the Flexibles Segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skills and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Flexibles Latin America reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow models used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth and the discount rate. Evaluating management’s assumptions related to revenue growth and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skills and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers AG
Zurich, Switzerland
August 16, 2024

We have served as the Company's auditor since 2019.

Amcor plc and Subsidiaries
Consolidated Statements of Income
($ in millions, except per share data)

For the years ended June 30,	2024	2023	2022
Net sales	$13,640	$14,694	$14,544
Cost of sales	(10,928)	(11,969)	(11,724)

Gross profit	2,712	2,725	2,820

Selling, general, and administrative expenses	(1,260)	(1,246)	(1,284)
Research and development expenses	(106)	(101)	(96)
Restructuring, impairment, and other related activities, net	(97)	104	(234)
Other income/(expenses), net	(35)	26	33

Operating income	1,214	1,508	1,239

Interest income	38	31	24
Interest expense	(348)	(290)	(159)
Other non-operating income, net	3	2	11

Income before income taxes and equity in loss of affiliated companies	907	1,251	1,115

Income tax expense	(163)	(193)	(300)
Equity in loss of affiliated companies, net of tax	(4)	—	—

Net income	$740	$1,058	$815

Net income attributable to non-controlling interests	(10)	(10)	(10)

Net income attributable to Amcor plc	$730	$1,048	$805

Basic earnings per share:
Basic earnings per share	$0.505	$0.709	$0.532
Diluted earnings per share	$0.505	$0.705	$0.529
 See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in millions)

For the years ended June 30,	2024	2023	2022
Net income	$740	$1,058	$815
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	5	(1)	(7)
Foreign currency translation adjustments, net of tax (b)	(108)	69	(201)
Excluded components of fair value hedges	(10)	—	—
Pension, net of tax (c)	(45)	(50)	94
Other comprehensive income/(loss)	(158)	18	(114)
Total comprehensive income	582	1,076	701
Comprehensive income attributable to non-controlling interests	(10)	(10)	(10)
Comprehensive income attributable to Amcor plc	$572	$1,066	$691

(a) Tax benefit/(expense) related to cash flow hedges	$(1)	$1	$2
(b) Tax expense related to foreign currency translation adjustments	$—	$(1)	$(5)
(c) Tax benefit/(expense) related to pension adjustments	$12	$11	$(21)
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Balance Sheets
($ in millions, except share and per share data)

As of June 30,	2024	2023
Assets
Current assets:
Cash and cash equivalents	$588	$689
Trade receivables, net of allowance for credit losses of $24 and $21, respectively	1,846	1,875
Inventories, net
Raw materials and supplies	862	992
Work in process and finished goods	1,169	1,221
Prepaid expenses and other current assets	500	531
Total current assets	4,965	5,308
Non-current assets:
Property, plant, and equipment, net	3,763	3,762
Operating lease assets	567	533
Deferred tax assets	148	134
Other intangible assets, net	1,391	1,524
Goodwill	5,345	5,366
Employee benefit assets	34	67
Other non-current assets	311	309
Total non-current assets	11,559	11,695
Total assets	$16,524	$17,003
Liabilities
Current liabilities:
Current portion of long-term debt	$12	$13
Short-term debt	84	80
Trade payables	2,580	2,690
Accrued employee costs	399	396
Other current liabilities	1,186	1,297
Total current liabilities	4,261	4,476
Non-current liabilities:
Long-term debt, less current portion	6,603	6,653
Operating lease liabilities	488	463
Deferred tax liabilities	584	616
Employee benefit obligations	217	224
Other non-current liabilities	418	481
Total non-current liabilities	8,310	8,437
Total liabilities	$12,571	$12,913

Commitments and contingencies (See Note 19)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value):
Authorized (9,000 million shares)
Issued (1,445 and 1,448 million shares, respectively)	$14	$14
Additional paid-in capital	4,019	4,021
Retained earnings	879	865
Accumulated other comprehensive loss	(1,020)	(862)
Treasury shares (1 and 1 million shares, respectively)	(11)	(12)
Total Amcor plc shareholders' equity	3,881	4,026
Non-controlling interests	72	64
Total shareholders' equity	3,953	4,090
Total liabilities and shareholders' equity	$16,524	$17,003
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

For the years ended June 30,	2024	2023	2022
Cash flows from operating activities:
Net income	$740	$1,058	$815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	595	586	625
Russia and Ukraine impairment	—	—	138
Net periodic benefit cost	12	11	12
Amortization of debt discount and deferred financing costs	10	4	2
Net gain on disposal of property, plant, and equipment	(11)	(5)	(3)
Net gain on disposal of businesses	—	(220)	—
Equity in loss of affiliated companies	4	—	—
Net foreign exchange (gain)/loss	27	28	(14)
Share-based compensation	32	54	63
Other, net	(37)	5	106
Loss from highly inflationary accounting for Argentine subsidiaries	106	62	22
Deferred income taxes, net	(37)	(57)	(33)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	(43)	93	(272)
Inventories	95	248	(626)
Prepaid expenses and other current assets	(5)	(54)	(67)
Trade payables	(43)	(429)	711
Other current liabilities	(74)	21	123
Accrued employee costs	8	(84)	(20)
Employee benefit obligations	(39)	(25)	(35)
Other, net	(19)	(35)	(21)
Net cash provided by operating activities	1,321	1,261	1,526
Cash flows from investing activities:
Issuance of loans to affiliated companies and other	—	(1)	(5)
Investments in affiliated companies and other	(3)	(56)	(12)
Business acquisitions	(20)	(121)	—
Purchase of property, plant, and equipment, and other intangible assets	(492)	(526)	(527)
(Payments)/proceeds from divestitures	—	365	(1)
Proceeds from sales of property, plant, and equipment, and other intangible assets	39	30	18
Net cash used in investing activities	(476)	(309)	(527)
Cash flows from financing activities:
Proceeds from issuance of shares	—	134	114
Purchase of treasury shares and tax withholdings for share-based incentive plans	(51)	(221)	(143)
Proceeds from issuance of long-term debt	1,024	522	1,066
Repayment of long-term debt	(16)	(330)	(1,243)
Net borrowing/(repayment) of commercial paper	(1,041)	94	638
Net borrowing/(repayment) of short-term debt	(10)	(58)	15
Repayment of lease liabilities	(11)	(11)	(5)
Share buyback/cancellations	(30)	(432)	(601)
Dividends paid	(722)	(723)	(732)
Net cash used in financing activities	(857)	(1,025)	(891)

Effect of exchange rates on cash and cash equivalents	(89)	(88)	(108)
Cash and cash equivalents classified as held for sale	—	—	(75)

Net decrease in cash and cash equivalents	(101)	(161)	(75)
Cash and cash equivalents balance at beginning of the fiscal year	689	850	850

Cash and cash equivalents balance at end of the fiscal year	$588	$689	$775
See accompanying notes to consolidated financial statements, including Note 22, "Supplemental Cash Flow Information." Cash and cash equivalents at the beginning of fiscal year 2023 include cash and cash equivalents classified as held for sale.

Amcor plc and Subsidiaries
Consolidated Statements of Equity
($ in millions, except per share data)

	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of June 30, 2021	$15	$5,092	$452	$(766)	$(29)	$57	$4,821

Net income			805			10	815
Other comprehensive loss				(114)		—	(114)
Share buyback/cancellations	—	(601)					(601)
Dividends declared ($0.4775 per share)			(723)			(9)	(732)
Options exercised and shares vested		(40)			154		114
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		(83)					(83)
Purchase of treasury shares					(143)		(143)
Share-based compensation expense		63					63
Change in non-controlling interests		—	—			1	1
Balance as of June 30, 2022	15	4,431	534	(880)	(18)	59	4,141

Net income			1,048			10	1,058
Other comprehensive income				18		—	18
Share buyback/cancellations	(1)	(431)					(432)
Dividends declared ($0.4875 per share)			(717)			(6)	(723)
Options exercised and shares vested		(93)			227		134
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		60					60
Purchase of treasury shares					(221)		(221)
Share-based compensation expense		54					54
Change in non-controlling interests			—			1	1
Balance as of June 30, 2023	14	4,021	865	(862)	(12)	64	4,090

Net income			730			10	740
Other comprehensive loss				(158)		—	(158)
Share buyback/cancellations	—	(30)					(30)
Dividends declared ($0.4975 per share)			(716)			(6)	(722)
Shares vested and related tax withholdings		(52)			49		(3)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		48					48
Purchase of treasury shares					(48)		(48)
Share-based compensation expense		32					32
Change in non-controlling interests						4	4
Balance as of June 30, 2024	$14	$4,019	$879	$(1,020)	$(11)	$72	$3,953
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Business Description

    Amcor plc ("Amcor" or the "Company") is a public limited company incorporated under the Laws of the Bailiwick of Jersey. The Company's history dates back more than 150 years, with origins in both Australia and the United States of America. Today, Amcor is a global leader in developing and producing responsible packaging solutions across a variety of materials for food, beverage, pharmaceutical, medical, home and personal-care, and other consumer goods end markets. The Company's innovation excellence and global packaging expertise enable the Company to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons, and closures that are more functional, appealing, and cost effective for its customers and their consumers and importantly, more sustainable for the environment.

    The Company's business activities are organized around two reportable segments, Flexibles and Rigid Packaging. The Company has a globally diverse operating footprint, selling to customers in Europe, North America, Latin America, Africa, the Middle East, and the Asia Pacific regions. The Company's sales are widely diversified, with the majority of sales made to the food, beverage, pharmaceutical, medical device, home and personal care, and other consumer goods end markets. All markets are considered to be highly competitive as to price, innovation, quality, and service.

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

Held for Sale and Discontinued Operations: The Company classifies assets and liabilities (the "disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management's commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. Fair value is determined based on management’s assessment of indicative bids, a market multiples model in which a market multiple is applied to forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), discounted cash flows, appraised values, or management's estimates, depending on the specific situation. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. If the disposal group meets the definition of a business, the goodwill within the reporting unit is allocated to the disposal group based on its relative fair value. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held for sale are not amortized or depreciated. The Company recorded an impairment charge on assets held for sale of $90 million for the fiscal year ended June 30, 2022. See Note 5, "Acquisitions and Divestitures," for further information.

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

Translation of Foreign Currencies: The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries is generally the local currency of each entity. Transactions in currencies other than the functional currency of the entity are recorded at the exchange rates prevailing at the transaction date. Monetary assets and liabilities in currencies other than the entity’s functional currency are remeasured at the exchange rates as of the balance sheet date to the entity’s functional currency. Foreign currency transaction gains and losses are recorded in other income/(expenses), net in the consolidated statements of income. These foreign currency transaction net gains or net losses, not including losses on monetary balances in Argentina, amounted to a net loss of $10 million, a net loss of $17 million, and a net gain of $19 million during the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

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

Highly Inflationary Accounting: A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. As of July 1, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, the U.S. dollar replaced the Argentine peso as the functional currency for the Company's subsidiaries in Argentina. The impact of highly inflationary accounting on monetary balances was a loss of $53 million, $24 million, and $16 million for the fiscal years ended June 30, 2024, 2023, and 2022, respectively, in the consolidated statements of income.

Revenue Recognition: The Company generates revenue primarily by providing its customers with flexible and rigid packaging, serving a variety of markets including food, beverage, consumer products, and healthcare end markets. The Company enters into a variety of agreements with customers, including quality agreements, pricing agreements, and master supply agreements, which outline the terms under which the Company does business with a specific customer. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement. All revenue recognized in the consolidated statements of income is considered to be revenue from contracts with customers.

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

    The Company may provide variable consideration in several forms, which are determined through its agreements with customers. The Company can offer prompt payment discounts, sales rebates, or other incentive payments to customers. Sales rebates and other incentive payments can be awarded contingent on the achievement of certain performance metrics, including volume. The Company accounts for variable consideration using the most likely amount method. The Company utilizes forecasted sales data and rebate percentages specific to each customer agreement and updates its judgment of the amounts to which the customer is entitled each period.

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

Restructuring Costs: Restructuring costs are recognized when the liability is incurred. The Company calculates severance obligations based on its standard customary practices. Accordingly, the Company records provisions for severance when payments are probable and estimable and when the Company has committed to the restructuring plan. In the absence of a standard customary practice or established local practice, liabilities for severance are recognized when incurred. If fixed assets become impaired as a result of the Company’s restructuring efforts, these assets are written down to their fair value less costs to sell, as the Company commits to dispose of them, and they are no longer in use. Depreciation is accelerated on fixed assets for the period of time the asset continues to be used until the asset ceases to be used. Other restructuring costs, including costs to relocate equipment, are generally recorded as the cost is incurred or the service is provided. See Note 6, "Restructuring," for more information on the Company’s restructuring plans.

Cash, Cash Equivalents, and Restricted Cash: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents include demand deposits that can be readily liquidated without penalty at the Company’s option. Cash equivalents are carried at cost which approximates fair market value. The Company had immaterial amounts of restricted cash as of June 30, 2024, and 2023.

Trade Receivables, net of allowance for credit losses ("Trade accounts receivable, net"): Trade accounts receivable, net, are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is estimated based on the current expected credit loss model ("CECL") and it incorporates information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When determining the collectability of specific customer accounts, several factors are evaluated, including customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for credit losses. Changes in allowance for doubtful accounts were not material for fiscal years ended June 30, 2024, 2023, and 2022.

    The Company enters into customer-based supply-chain financing programs from time to time to sell trade receivables to third-party financial institutions. Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. Agreements that allow the Company to maintain effective control over the transferred receivables and which do not qualify as a true sale are accounted for as secured borrowings and recorded on the consolidated balance sheets within trade receivables, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of income primarily as a reduction of net sales. The Company did not factor any material trade receivables in fiscal years 2024 and 2023 which did not qualify as true sales of the receivables.

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

Leasehold land	Over lease term
Land improvements	Up to 30 years
Buildings	Up to 45 years
Machinery and equipment	Up to 25 years
Finance leases	Lease term or 5 to 25 years

Impairment of Long-lived Assets: The Company reviews long-lived assets, primarily PP&E and certain identifiable intangible assets with finite lives, for impairment when facts or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to their estimated fair value. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable.

    Impairments of long-lived assets recognized in the consolidated statements of income, excluding assets held for sale, were as follows:

	Years ended June 30,
($ in millions)	2024	2023	2022
Selling, general, and administrative expenses	$—	$—	$1
Restructuring, impairment, and other related activities, net	12	18	42
Total impairment losses recognized in the consolidated statements of income	$12	$18	$43

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

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized but is instead tested annually for impairment by the Company as of April 1 of each fiscal year or whenever events and circumstances indicate an impairment may have occurred during the fiscal year. Factors that could trigger an impairment review include a significant decline in a reporting unit’s operating results compared to its operating plan or historical performance, and competitive pressures and changes in the general markets in which it operates. All goodwill is assigned to a reporting unit, which is defined as the operating segment. The Company has six reporting units with goodwill that are assessed for potential impairment.

    When performing the required impairment tests, the Company has the option to first assess qualitative factors to determine if a quantitative assessment for goodwill impairment is necessary. If the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative assessment. The Company's quantitative assessment utilizes discounted cash flow models to determine the fair value of the reporting units. Deriving fair value using discounted cash flows requires judgment and is sensitive to changes in underlying assumptions and market factors. Key assumptions include revenue growth, projected operating income growth, market multiples, terminal values, and discount rates. Sensitivity analyses are performed around certain of these assumptions to assess the reasonableness of the assumptions and the resulting estimated fair values. If current expectations of future growth rates and margins are not met, or if market factors beyond the Company’s control, such as factors impacting the applicable discount rate or economic or political conditions in key markets, change significantly, then goodwill allocated to one or more reporting units may be impaired.

    In fiscal year 2024, the Company performed quantitative impairment tests for all of its reporting units and the Company concluded that goodwill was not impaired as the fair values of the reporting units substantially exceeded their carrying values.

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

Employee Benefit Plans: The Company sponsors various defined contribution plans to which it makes contributions on behalf of employees. The expense under such plans was $91 million, $87 million, and $79 million for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

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

    All equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value with unrealized gains and losses related to mark-to-market adjustments included in net income. The Company utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost adjusted for impairments and observable price changes in orderly transactions. See Note 7, "Equity Method and Other Investments," for more information on the Company's equity method and other investments.

Contingencies: The Company is subject to numerous contingencies arising in the ordinary course of business, such as legal and administrative proceedings, environmental claims and proceedings, workers' compensation, and other claims. Accruals for estimated losses are recorded by the Company at the time information becomes available indicating that losses are probable, and the amounts can be reasonably estimated. When management can reasonably estimate a range of losses that it may incur, it records an accrual for the amount within the range that constitutes its best estimate. If no amount within a range appears to be a better estimate than any other, the low end of the range is accrued. The Company records anticipated recoveries under existing insurance contracts when recovery is probable.

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

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s consolidated balance sheets, and associated payments are included in operating activities within the Company’s consolidated statements of cash flows. As of June 30, 2024 and June 30, 2023, the amounts due to suppliers participating in the Company’s SCF programs amounted to $1.1 billion.

Accounting Standards Not Yet Adopted

    In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 that adds new reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit or loss. The standard's amendments are effective for the Company for annual periods beginning July 1, 2024, and interim periods beginning July 1, 2025, with early adoption permitted, and will be applied retrospectively to all periods in the financial statements. The Company will adopt this guidance in fiscal year 2025. The Company is currently evaluating the impact that this guidance will have on its disclosures.

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

Note 4 - Restructuring, Impairment, and Other Related Activities, Net

    Restructuring, impairment, and other related activities, net as reported on the consolidated statements of income are summarized as follows:

	Years ended June 30,
($ in millions)	2024	2023	2022
Gain on disposal of Russian business, net	$—	$215	$—
Restructuring and related expenses, net	(97)	(111)	(96)
Russia-Ukraine impairment expenses	—	—	(138)
Restructuring, impairment, and other related activities, net	$(97)	$104	$(234)

    A pre-tax net gain on disposal of the Company's three manufacturing facilities in Russia ("Russian business") of $215 million was recognized during fiscal year 2023. The carrying value of the Russian business had previously been impaired by $90 million in the fourth quarter of fiscal year 2022, following the Company's approved plan to sell its Russian business. For further information, refer to Note 5, "Acquisitions and Divestitures".

    Impairment expenses of $138 million were incurred in the fourth quarter of fiscal year 2022 as a result of the Russia-Ukraine conflict. In addition to the impairment charge on the Russian business mentioned above, the Company recognized other impairment expenses of $48 million, given the expectation that certain assets not held for sale in the conflict region were not recoverable. The Company's manufacturing plant in Ukraine ceased operations in February 2022 and has not resumed operations given the ongoing conflict in the region has displaced the Company's employees, destroyed nearby manufacturing facilities, and impaired the region's supporting infrastructure.

    Other asset impairment expenses in the last three fiscal years were not material and were primarily reported in restructuring and related expenses, net.

    Refer to Note 6, "Restructuring," for information on restructuring and related expenses, net.

Note 5 - Acquisitions and Divestitures

Acquisitions

Year ended June 30, 2024

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

Year ended June 30, 2023

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

    On May 31, 2023, the Company completed the acquisition of a New Zealand based leading manufacturer of state-of-the-art, automated protein packaging machines. The purchase consideration of $45 million was subject to customary post-closing adjustments. The consideration includes contingent consideration of $13 million, to be earned and paid in cash over the two years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of acquired identifiable net assets of $21 million and goodwill of $24 million. Goodwill is deductible for tax purposes.

    The fair value estimates for all four acquisitions in fiscal years 2024 and 2023 were based on income, market, and cost valuation methods. Pro forma information related to these acquisitions has not been presented, as the effect of the acquisitions on the Company's consolidated financial statements was not material. The fair values of the identifiable net assets acquired and goodwill are based on the Company's best estimates using information available as of the respective acquisition date.

Divestitures

Year ended June 30, 2023

    On December 23, 2022, the Company completed the sale of its Russian business after receiving all necessary regulatory approvals and cash proceeds, including receipt of closing cash balances. The sale followed the Company’s previously announced plan to pursue the orderly sale of its Russian business. The total net cash consideration received, excluding disposed cash and items settled net, was $365 million and resulted in a pre-tax net gain of $215 million. The carrying value of the Russian business had previously been impaired by $90 million in the quarter ended June 30, 2022. The impairment charge was based on the Company's best estimate of the fair value of its Russian business, which considered the wide range of indicative bids received and uncertain regulatory environment. The net pre-tax gain on disposal of the Russian business was recorded as restructuring, impairment, and other related activities, net within the consolidated statements of income. The Russian business had a net carrying value of $252 million, including allocated goodwill of $46 million and accumulated other comprehensive losses of $73 million, primarily attributed to foreign currency translation adjustments.

Year ended June 30, 2022

    During the third quarter of fiscal year 2022, the Company completed the disposal of non-core assets in the Flexibles reportable segment. The Company recorded an expense of $10 million during the fiscal year ended June 30, 2022, to adjust the long-lived assets to their fair value less cost to sell.

Note 6 - Restructuring

    Restructuring and related expenses, net were $97 million, $111 million, and $96 million for the fiscal years ended June 30, 2024, 2023, and 2022, respectively. The net expenses related to restructuring activities have been presented on the consolidated statements of income as part of restructuring, impairment, and other related activities, net. The Company's restructuring activities for the fiscal years ended June 30, 2024, and 2023 were primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below). The Company's restructuring activities for the fiscal year ended June 30, 2022, included expenses triggered by the Russia-Ukraine conflict to help mitigate the impact of the Russian sale and expenses related to the Company's 2019 plan from the integration of the acquired Bemis operations ("2019 Bemis Integration Plan"), which was substantially completed at the end of fiscal year 2022.

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more information on its restructuring activities.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it will allocate approximately $110 million to $130 million of the sale proceeds from the Russian business to various cost saving initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). The Company expects total Plan cash and non-cash net expenses of approximately $220 million, of which $85 million relates to employee related expenses, $33 million to fixed asset related expenses (net of expected gains on asset disposals), $62 million to other restructuring expenses, and $40 million to restructuring related expenses. The Plan initiatives are expected to result in approximately $130 million of net cash expenditures. The Plan includes both the Flexibles and Rigid Packaging reportable segments and is expected to be largely completed by the end of calendar year 2024.

    From the initiation of the Plan through June 30, 2024, the Company has incurred $82 million in employee related expenses, $31 million in fixed asset related expenses, $47 million in other restructuring, and $21 million in restructuring related expenses, with $156 million incurred in the Flexibles reportable segment and $25 million incurred in the Rigid Packaging reportable segment. The Plan has resulted in cumulative net cash outflows of approximately $70 million.

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

    The 2019 Bemis Integration Plan was completed by June 30, 2022, with a final pre-tax integration cost amounting to $253 million. The total 2019 Bemis Integration Plan cost included $213 million of restructuring and related expenses, net, and $40 million of general integration expenses. The net cash expenditures for the plan, including disposal proceeds, were $170 million, of which $40 million related to general integration expenses. As part of this Plan, the Company incurred $144 million in employee related expenses, $36 million in fixed asset related expenses, $39 million in other restructuring, and $45 million in restructuring related expenses, partially offset by a gain on disposal of a business of $51 million.

    The restructuring related costs relate primarily to the closure of facilities and include costs to replace graphics, train new employees on relocated equipment, and losses on sale of closed facilities.

Other Restructuring Plans

    During fiscal year 2024, the Company recorded $10 million in restructuring and related expenses classified within Other Restructuring Plans of which $1 million related to employee related expenses, $2 million to fixed asset related expenses, $3 million to other restructuring expenses, and $4 million to restructuring related expenses. During fiscal year 2023, the Company recorded $17 million in restructuring and related expenses classified within Other Restructuring Plans of which $3 million related to employee related expenses, $5 million to fixed asset related expenses, $5 million to other restructuring expenses, and $4 million to restructuring related expenses. During fiscal year 2022, the Company recorded $57 million in restructuring and related expenses classified within Other Restructuring Plans triggered by the Russia-Ukraine conflict to help mitigate the impact of disposed earnings from the Russian sale.

Consolidated Restructuring Plans

    The total expenses incurred from the beginning of the Company's 2019 Bemis Integration Plan, 2023 Restructuring Plan, and Other Restructuring Plans are as follows:

($ in millions)	2019 Bemis Integration Plan (3)	2023 Restructuring Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses, Net
Fiscal year 2019	$48	$—	$19	$67
Fiscal year 2020	60	—	18	78
Fiscal year 2021	68	—	6	74
Fiscal year 2022	37	—	59	96
Fiscal year 2023	—	94	17	111
Fiscal year 2024	—	87	10	97
Net expenses incurred	$213	$181	$129	$523
(1)Includes restructuring related costs of $15 million and $6 million for fiscal years 2024 and 2023, respectively. In fiscal years 2024 and 2023, respectively, $69 million and $86 million of restructuring and related expenses, net, were incurred in the Flexibles reportable segment and $18 million and $8 million in the Rigid Packaging reportable segment.
(2)Includes restructuring related costs of $4 million in both fiscal years 2024 and 2023. Fiscal year 2022 includes $55 million in restructuring expenses and $2 million of restructuring related expenses that pertain to the Russia-Ukraine conflict as discussed above in section "Other Restructuring Plans."
(3)Fiscal year 2022 includes $17 million of restructuring related costs from the 2019 Bemis Integration Plan.

    An analysis of the restructuring expenses by type incurred follows:

	Years ended June 30,
($ in millions)	2024	2023	2022
Employee related expenses	$18	$68	$58
Fixed asset related expenses, net (1)	20	18	4
Other expenses	40	15	15
Total restructuring expenses, net	$78	$101	$77
(1)    Fiscal year 2024 includes a net gain on disposal of properties of $6 million.

    An analysis of the Company's restructuring plan liability, not including restructuring related liabilities, is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2021	$78	$—	$17	$95
Net charges to earnings	58	4	15	77
Cash (paid)/received, net	(27)	4	(14)	(37)
Non-cash and other	(3)	(5)	—	(8)
Foreign currency translation	(9)	—	—	(9)
Liability balance at June 30, 2022	97	3	18	118
Net charges to earnings	68	18	15	101
Cash paid	(42)	—	(13)	(55)
Non-cash and other	—	(18)	—	(18)
Foreign currency translation	3	—	1	4
Liability balance at June 30, 2023	126	3	21	150
Net charges to earnings	18	26	40	84
Cash paid	(61)	—	(42)	(103)
Non-cash and other	—	(26)	—	(26)
Foreign currency translation	(3)	—	—	(3)
Liability balance at June 30, 2024	$80	$3	$19	$102

    The Company expects the majority of the liability for employee, fixed assets related, and other costs as of June 30, 2024, to be paid within the next twelve months. The accruals related to restructuring activities have been recorded on the consolidated balance sheets under other current liabilities and other non-current liabilities.

Note 7 - Equity Method and Other Investments

    As of June 30, 2024 and 2023, the Company has investments of $87 million and $89 million, respectively, in multiple equity and other investments. All of the investments are individually immaterial, with the Company's largest equity investment of $38 million and $33 million as of June 30, 2024 and 2023, respectively, in ePac Holdings, LLC ("ePac") representing an ownership of 21.5% and 18.9%, respectively. The Company's investment in ePac has been accounted for under the equity method since fiscal year 2023. All investments are included in other non-current assets in the Company's consolidated balance sheets. The Company accounts for its share in ePac's net loss in equity in loss of affiliated companies, net of tax in the consolidated statements of income, with a three month lag due to the availability of financial information.

    The Company received no dividends from its equity method investments in the fiscal years ended June 30, 2024, 2023, and 2022.

Note 8 - Property, Plant, and Equipment, Net

    The components of property, plant, and equipment, net, were as follows:

($ in millions)	June 30, 2024	June 30, 2023
Land and land improvements	$196	$203
Buildings and improvements	1,424	1,483
Plant and equipment	6,358	6,084
Total property, plant, and equipment	7,978	7,770

Accumulated depreciation	(4,178)	(3,963)
Accumulated impairment	(37)	(45)

Total property, plant, and equipment, net	$3,763	$3,762

    Depreciation expense amounted to $402 million, $395 million, and $398 million for fiscal years 2024, 2023, and 2022, respectively. Amortization of assets under finance leases is included in depreciation expense.

Note 9 - Goodwill and Other Intangible Assets

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2022	$4,307	$978	$5,285
Acquisitions and acquisition adjustments (1)	98	—	98
Disposals (2)	(30)	—	(30)
Foreign currency translation	16	(3)	13
Balance as of June 30, 2023	4,391	975	5,366
Acquisitions and acquisition adjustments (1)	1	—	1
Foreign currency translation	(19)	(3)	(22)
Balance as of June 30, 2024	$4,373	$972	$5,345
(1)    Acquisitions and acquisition adjustments are detailed in Note 5, "Acquisitions and Divestitures."
(2)    As of June 30, 2022, $16 million of goodwill attributable to the Russian business was classified as assets held for sale, net. When the business was disposed on December 23, 2022, an additional $30 million of goodwill was allocated and disposed of. For further information, refer to Note 5, "Acquisitions and Divestitures."

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,999	$(791)	$1,208
Computer software	272	(182)	90
Other (2)	334	(241)	93
Total other intangible assets	$2,605	$(1,214)	$1,391

	June 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,987	$(660)	$1,327
Computer software	261	(185)	76
Other (2)	327	(206)	121
Total other intangible assets	$2,575	$(1,051)	$1,524
(1)Accumulated amortization and impairment as of June 30, 2024, and 2023, included $34 million of accumulated impairment in the Other category.
(2)As of June 30, 2024, and 2023, Other included $17 million of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $181 million, $174 million, and $180 million during the fiscal years 2024, 2023, and 2022, respectively. During the last three fiscal years, there were no impairment charges recorded on intangible assets.

    Estimated future amortization expense for intangible assets is as follows:

($ in millions)	Amortization
Fiscal year 2025	$162
Fiscal year 2026	159
Fiscal year 2027	145
Fiscal year 2028	144
Fiscal year 2029	139

Note 10 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. At June 30, 2024, and 2023, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding the fair value of designated receive-fixed, pay-variable rate swaps) were as follows:

	June 30, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper (1) and finance leases)	$5,141	$4,973	$4,123	$3,844
(1)As of June 30, 2023, the Company had entered into interest rate swap contracts for a total notional amount of commercial paper equal to $1.2 billion, maturing on June 30, 2024. These contracts were considered to be economic hedges and the related $1.2 billion notional amount of commercial paper was also excluded from the total long-term debt with fixed interest rates.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$2	$—	$2
Forward exchange contracts	—	2	—	2
Total assets measured at fair value	$—	$4	$—	$4

Liabilities
Contingent purchase consideration liabilities	$—	$—	$36	$36
Commodity contracts	—	1	—	1
Forward exchange contracts	—	4	—	4
Interest rate swaps	—	92	—	92
Cross currency swaps	—	16	—	16
Total liabilities measured at fair value	$—	$113	$36	$149

	June 30, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$—	$3	$—	$3
Interest rate swaps	—	16	—	16
Total assets measured at fair value	$—	$19	$—	$19

Liabilities
Contingent purchase consideration liabilities	$—	$—	$46	$46
Commodity contracts	—	2	—	2
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	96	—	96
Total liabilities measured at fair value	$—	$103	$46	$149

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of June 30, 2024, the Company had contingent purchase consideration liabilities of $36 million, consisting of $26 million of contingent purchase consideration predominantly relating to fiscal year 2023 acquisitions (refer to Note 5, "Acquisitions and Divestitures") and a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material. During the fiscal year ended June 30, 2024, income of $9 million was recorded in other income/(expenses), net from remeasuring the fair value of the Company's contingent purchase consideration liability.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the consolidated balance sheets.

    The following table sets forth a summary of changes in the value of the Company's Level 3 financial liabilities:

	June 30,
($ in millions)	2024	2023
Fair value at the beginning of the year	$46	$16
Additions due to acquisitions	1	33
Change in fair value of Level 3 liabilities	(9)	(2)
Payments	(2)	—
Foreign currency translation	—	(1)
Fair value at the end of the year	$36	$46

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

    During the fiscal years ended June 30, 2024, and 2023, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill. During the fourth quarter of fiscal year 2022, the Company met the criteria to recognize the related assets and liabilities of its Russian operations as held for sale which resulted in the Company remeasuring the disposal group at its fair value, less cost to sell, which is considered a Level 3 fair value measurement. As a result, the Company recorded an impairment of $90 million. For information on long-lived asset impairments, refer to Note 2, "Significant Accounting Policies".

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

Interest Rate Risk

    The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments, including, but not limited to, interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to the changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying consolidated statements of income in other income/(expenses), net.

    In October 2022, the Company entered into interest rate swap contracts for a total notional amount of $1.25 billion. Under the terms of the contracts, the Company paid a weighted-average fixed rate of interest of 4.53% and received a variable rate of interest, based on compound overnight Secured Overnight Financing Rate ("SOFR"), for the period from November 2022 through June 2023, settled monthly. In March 2023, the Company entered into interest rate swap contracts for a total notional amount of $1.2 billion. Under the terms of the contracts, the Company paid a weighted-average fixed interest rate of 3.88% and received a variable rate of interest, based on 1-month Term SOFR, from July 2023 through June 2024, settled monthly. As of June 30, 2024, the Company had no receive-variable, pay-fixed interest rate swaps outstanding. As of June 30, 2023, the Company had no other receive-variable, pay-fixed interest rate swaps than those listed above. The Company did not apply hedge accounting on these economic hedging instruments.

    As of June 30, 2024, and 2023, the total notional amount of the Company's receive-fixed, pay-variable interest rate swaps was $650 million.

Foreign Currency Risk

    The Company manufactures and sells its products and finances operations in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The purpose of the Company's foreign currency hedging program is to manage the volatility associated with the changes in exchange rates. To manage this exchange rate risk, the Company utilizes forward contracts and cross currency swaps.

    Forward contracts that qualify for hedge accounting are designated as cash flow hedges of certain forecasted transactions denominated in foreign currencies. The effective portion of the changes in fair value of these instruments is reported in accumulated other comprehensive loss ("AOCI") and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is recognized in earnings over the life of the hedging relationship in the same consolidated statements of income line item as the underlying hedged item. Changes in the fair value of forward contracts that have not been designated as hedging instruments are reported in the accompanying consolidated statements of income.

    As of June 30, 2024, and 2023, the notional amount of the outstanding forward contracts was $0.6 billion and $0.5 billion, respectively.

    In May 2024, the Company entered into cross currency swap contracts for a total notional amount of $500 million. Under the terms of the contracts, the Company swapped the notional and periodic interest payments to Swiss francs to manage the foreign currency risk, and receives a fixed U.S. dollar rate of interest of 5.450% and pays a fixed weighted-average Swiss franc rate of interest of 2.218%. The Company has designated these cross currency swap contracts as a fair value hedge of $500 million notes and recognizes the components excluded from the hedging relationship in accumulated other comprehensive loss ("AOCI") and reclassifies into earnings through the accrual of the periodic interest settlements on the swaps.

    At June 30, 2024 and 2023, the Company had cross currency swaps with a notional amount of $500 million and zero, respectively, outstanding.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	June 30, 2024	June 30, 2023
Commodity	Volume	Volume
Aluminum	10,673 tons	14,325 tons
PET resin	27,916,666 lbs.	0 lbs.

    The following table provides the location of derivative instruments in the consolidated balance sheets:

($ in millions)	Balance Sheet Location	June 30, 2024	June 30, 2023
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$2	$—
Forward exchange contracts	Other current assets	2	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	—	1
Interest rate swaps	Other current assets	—	16
Total current derivative contracts		4	19
Total non-current derivative contracts		—	—
Total derivative asset contracts		$4	$19

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$2
Forward exchange contracts	Other current liabilities	3	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	1	1
Total current derivative contracts		5	6
Derivatives in cash flow hedging relationships:
Forward exchange contracts	Other non-current liabilities	—	1
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	92	96
Cross currency swaps	Other non-current liabilities	16	—
Total non-current derivative contracts		108	97
Total derivative liability contracts		$113	$103

    Certain derivative financial instruments are subject to netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Years ended June 30,
($ in millions)		2024	2023	2022
Derivatives in cash flow hedging relationships:
Commodity contracts	Cost of sales	$(2)	$2	$20
Forward exchange contracts	Net sales	1	(2)	—
Treasury locks	Interest expense	(3)	(3)	(3)
Total		$(4)	$(3)	$17

	Location of Gain / (Loss) Recognized in the Consolidated Income Statements	Gain / (Loss) Recognized in Income for Derivatives not Designated as Hedging Instruments
		Years ended June 30,
($ in millions)		2024	2023	2022
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other income/(expenses), net	$15	$(7)	$(45)
Interest rate swaps	Other income/(expenses), net	(16)	16	—
Total		$(1)	$9	$(45)

	Location of Gain / (Loss) Recognized in the Consolidated Income Statements	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Years ended June 30,
($ in millions)		2024	2023	2022
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest expense	$4	$(27)	$(75)
Cross currency swaps	Interest expense	2	—	—
Cross currency swaps	Other income/(expenses), net	(8)	—	—
Forward exchange contracts	Other income/(expenses), net	—	—	(11)
Total		$(2)	$(27)	$(86)

    The changes in AOCI for effective derivatives were as follows:

	Years ended June 30,
($ in millions)	2024	2023	2022
Amounts reclassified into earnings:
Commodity contracts	$2	$(2)	$(20)
Forward exchange contracts	(1)	2	—
Treasury locks	3	3	3
Fair value gains / (losses):
Commodity contracts	1	(2)	9
Forward exchange contracts	1	(3)	(1)
Cross currency swaps	(10)	—	—
Tax effect	(1)	1	2
Total	$(5)	$(1)	$(7)

Note 12 - Defined Benefit Plans

    The Company sponsors both funded and unfunded defined benefit pension plans that include a statutory and mandated benefit provision in various countries as well as voluntary plans, with both types of plans generally closed to new joiners. The Company’s principal defined benefit plans are in the United States, Switzerland, United Kingdom, and Germany. The United States plans are closed to new entrants and mostly closed to future accruals, and are funded. The Switzerland plan is open to new entrants, and is funded. The United Kingdom benefit plans are closed to new entrants and future accruals, and are funded. The Germany plans are closed to new entrants and mostly closed to future accruals, and are unfunded.

    During the fourth quarter of fiscal year 2023, Amcor announced a plan termination date of July 31, 2023, for one of the Company's closed principal funded defined benefit plans in the United States (the "U.S. Plan"). The U.S. Plan's benefit obligations as of June 30, 2023 were determined on a plan termination basis, assuming that a portion of eligible active and deferred vested participants would elect lump sum payments. In June 2024, the Company exercised its right to rescind its decision to terminate the U.S. Plan due to a change in market conditions. Benefit obligations related to the U.S. Plan of $236 million as of June 30, 2024 were determined on an ongoing plan basis.

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

    Net periodic benefit cost for benefit plans includes the following components:

	Years ended June 30,
($ in millions)	2024	2023	2022
Service cost	$18	$13	$24
Interest cost	50	49	39
Expected return on plan assets	(57)	(55)	(61)
Amortization of net loss	3	2	5
Amortization of prior service credit	(4)	(3)	(3)
Curtailment credit	(1)	—	—
Settlement costs	3	5	8
Net periodic benefit cost	$12	$11	$12

    Changes in benefit obligations and plan assets were as follows:

($ in millions)	June 30, 2024	June 30, 2023
Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,224	$1,314
Service cost	18	13
Interest cost	50	49
Participant contributions	6	6
Actuarial (gain)/loss	19	(90)
Plan curtailments	(1)	—
Settlements	(19)	(27)
Benefits paid	(61)	(62)
Administrative expenses	(6)	(4)
Plan amendments	1	(4)
Other	—	(2)
Foreign currency translation	(4)	31
Benefit obligation at the end of the year	$1,227	$1,224
Accumulated benefit obligation at the end of the year	$1,191	$1,186

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,061	$1,195
Actual return on plan assets	19	(100)
Employer contributions	36	26
Participant contributions	6	6
Benefits paid	(61)	(62)
Settlements	(19)	(27)
Administrative expenses	(6)	(4)
Other	(2)	—
Foreign currency translation	(1)	27
Fair value of plan assets at the end of the year	$1,033	$1,061
Funded status at the end of the year	$(194)	$(163)

    Actuarial losses resulting in an increase of the benefit obligation were primarily due to lower than expected asset returns mainly in the U.S., UK, Switzerland, and Ireland. Liability assumption losses for fiscal year 2024 were caused by a reduction in discount rates in the majority of territories, and an increase in the inflation assumption for the UK and Switzerland. The weighted average decrease in discount rates for the Company's pension plans was (0.1)% for the fiscal year ended June 30, 2024 and a weighted average increase of 0.5% for the fiscal year ended June 30, 2023. The losses were partially offset by the lower inflation rate assumption in the European Union in fiscal year 2024.

    The following table provides information for defined benefit plans with a projected benefit obligation in excess of plan assets:

($ in millions)	June 30, 2024	June 30, 2023
Projected benefit obligation	$808	$832
Fair value of plan assets	580	601

    The following table provides information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

($ in millions)	June 30, 2024	June 30, 2023
Accumulated benefit obligation	$786	$799
Fair value of plan assets	574	589

    The following table provides information as to how the funded status is recognized in the consolidated balance sheets:

($ in millions)	June 30, 2024	June 30, 2023
Non-current assets - Employee benefit assets	$34	$67
Current liabilities - Other current liabilities	(11)	(6)
Non-current liabilities - Employee benefit obligations	(217)	(224)
Funded status	$(194)	$(163)

    Amounts recognized in other comprehensive (income)/loss are as follows:

	Years ended June 30,
($ in millions)	2024	2023	2022
Changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial loss/(gain) occurring during the year	$57	$65	$(91)
Net prior service loss/(gain) occurring during the year	1	(4)	1
Amortization of actuarial loss	(3)	(2)	(5)
Gain recognized due to settlement/curtailment	(2)	(4)	(8)
Amortization of prior service credit	4	3	3
Loss on divestiture	—	—	(1)
Foreign currency translation	—	3	(14)
Tax effect	(12)	(11)	21
Total recognized in other comprehensive (income)/loss	$45	$50	$(94)

    Amounts in AOCI that have not yet been recognized as net periodic benefit cost are as follows:

	June 30,
($ in millions)	2024	2023	2022
Net prior service credit	$(13)	$(17)	$(15)
Net actuarial loss	181	128	65
Accumulated other comprehensive loss at the end of the year	$168	$111	$50

    Weighted-average assumptions used to determine benefit obligations were:

	June 30,
	2024	2023	2022
Discount rate	4.2%	4.3%	3.8%
Rate of compensation increase	1.9%	1.9%	2.3%

    Weighted-average assumptions used to determine net periodic benefit cost were:

	Years ended June 30,
	2024	2023	2022
Discount rate	4.3%	3.8%	2.1%
Rate of compensation increase	1.9%	2.3%	1.7%
Expected long-term rate of return on plan assets	5.5%	4.4%	3.8%

    Where funded, the Company and, in some countries, the employees make cash contributions into the pension funds. In the case of unfunded plans, the Company is responsible for benefit payments as they fall due. Plan funding requirements are generally determined by local regulation and/or best practice and differ between countries. The local statutory funding positions are not necessarily consistent with the funded status disclosed on the consolidated balance sheets. For any funded plans in deficit (as measured under local country guidelines), the Company agrees with the trustees and plan fiduciaries to undertake suitable funding programs to provide additional contributions over time in accordance with local country requirements. Contributions to the Company's defined benefit pension plans, not including unfunded plans, are expected to be $32 million over the next fiscal year.

    The following benefit payments for the succeeding five fiscal years and thereafter, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)
2025	$72
2026	75
2027	77
2028	77
2029	77
2030-2034	394

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

    The pension plan assets measured at fair value were as follows:

	June 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$100	$29	$—	$129
Debt securities	104	251	—	355
Real estate	7	100	—	107
Insurance contracts	—	—	258	258
Cash and cash equivalents	140	11	—	151
Other	5	20	8	33
Total	$356	$411	$266	$1,033

	June 30, 2023
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$114	$54	$—	$168
Debt securities	77	405	—	482
Real estate	7	105	—	112
Insurance contracts	—	—	192	192
Cash and cash equivalents	58	13	—	71
Other	5	22	9	36
Total	$261	$599	$201	$1,061

Equity securities: Valued primarily at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on significant observable inputs such as fund values provided by the independent fund administrators (Level 2).

Debt securities: Consists of government and corporate debt securities, valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators, pricing of similar agency issues, reported trades, broker/dealer quotes, issuer spread, live trading feeds from several vendors, and benchmark yields (Level 2). Inputs may be prioritized differently at certain times based on market conditions.

Real estate: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators (Level 2).

Insurance contracts: Valued based on the present value of the underlying insured liabilities (Level 3).

Cash and cash equivalents: Consists of cash on deposit with brokers and short-term money market funds, shown net of receivables and payables for securities traded at period end but not yet settled (Level 1) and cash indirectly held across investment funds (Level 2). All cash and cash equivalents are stated at cost, which approximates fair value.

Other:

Level 1: Derivatives valued at the closing prices reported in the active market.

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

    The following table sets forth a summary of changes in the value of the Company's Level 3 plan assets:

($ in millions)
Balance as of June 30, 2023	$201
Actual return on plan assets	82
Purchases, sales, and settlements	(11)
Transfer out of Level 3	(5)
Foreign currency translation	(1)
Balance as of June 30, 2024	$266

Note 13 - Debt

Long-Term Debt

    The following table summarizes the carrying value of long-term debt as of June 30, 2024, and 2023, respectively:

			June 30,
($ in millions)	Maturities	Interest rates	2024	2023
Term debt
U.S. dollar notes, $500 million (3)	May 2025	4.00%	$500	$500
U.S. dollar notes, $600 million	Apr 2026	3.63%	600	600
U.S. dollar notes, $300 million	Sep 2026	3.10%	300	300
Euro bonds, €500 million	Jun 2027	1.13%	535	543
U.S. dollar notes, $500 million	May 2028	4.50%	500	500
U.S. dollar notes, $500 million (1)	May 2029	5.45%	500	—
U.S. dollar notes, $500 million	Jun 2030	2.63%	500	500
U.S. dollar notes, $800 million	May 2031	2.69%	800	800
Euro notes, €500 million (2)	May 2032	3.95%	535	—
U.S. dollar notes, $500 million	May 2033	5.63%	500	500
Total term debt			$5,270	$4,243

Bank loans			$25	$22
Commercial paper (3)			1,386	2,445
Other loans (4)			20	33
Finance lease obligations			43	50
Fair value hedge accounting adjustments (5)			(92)	(96)
Unamortized discounts and debt issuance costs			(37)	(31)
Total debt			$6,615	$6,666
Less: current portion			(12)	(13)
Total long-term debt			$6,603	$6,653
(1)On May 21, 2024, the Company issued U.S. dollar notes with an aggregate principal amount of $500 million and a contractual maturity in May 2029. The notes pay a coupon of 5.45% per annum, payable semi-annually in arrears. The notes are unsecured senior obligations of the Company and are fully and unconditionally guaranteed by the Company and certain of its subsidiaries.
(2)On May 22, 2024, the Company issued Euro notes with an aggregate principal amount of €500 million and a contractual maturity in May 2032. The notes pay a coupon of 3.95% per annum, payable annually in arrears. The notes are unsecured senior obligations of the Company and are fully and unconditionally guaranteed by the Company and certain of its subsidiaries.
(3)Indicates debt which has been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.
(4)Fiscal year 2023 includes other loans of $12 million which were classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.
(5)Relates to fair value hedge basis adjustments relating to interest rate hedging.

    The following table summarizes the contractual maturities of the Company's long-term debt, including current maturities (excluding payments for finance leases) as of June 30, 2024, for the succeeding five fiscal years:

($ in millions)
2025	$501
2026 (1)	797
2027 (2)	2,028
2028	503
2029	501
(1)    Commercial paper denominated in U.S. dollars is classified as maturing in 2026, supported by the 3-year syndicated facility, with one 12-month option available to the Company to extend the maturity date.
(2)    Commercial paper denominated in Euros is classified as maturing in 2027, supported by the 5-year syndicated facility, with two 12-month options available to the Company to extend the maturity date.

Bank and other loans

    The Company has entered into syndicated and bilateral multi-currency credit facilities with financial institutions. On April 26, 2022, the Company entered into three- and five-year syndicated facility agreements that each provided a revolving credit facility of $1.9 billion, or $3.8 billion in total. On April 23, 2024, the Company extended the maturity of its three-year facility by one year until April 2026. The three-year syndicated facility agreement will be reduced from $1.9 billion to $1.7 billion effective April 2025. The Company's five-year syndicated credit facility matures in April 2027 and provides a revolving credit facility of $1.9 billion. The three-year facility has one 12-month option available to the Company to extend the maturity date and the five-year facility has two 12-month options available to the Company to extend the maturity date.

    The facilities are unsecured and the agreements include customary terms and conditions for a syndicated facility of this nature.

    Interest charged on borrowings under the credit facilities is based on the applicable market rate plus the applicable margin. As of June 30, 2024, and 2023, the Company's credit facilities amounted to $3.8 billion.

    As of June 30, 2024, and 2023, the Company had $2.4 billion and $1.3 billion of undrawn commitments, respectively. The Company incurs facility fees of 0.125% on the undrawn commitments. Such facility fees incurred were immaterial in the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

    As of June 30, 2024, and 2023, land and buildings with a carrying value of $37 million and $38 million, respectively, have been pledged as security for bank and other loans.

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

    The Company's primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness the Company can incur to 10.0% of total tangible assets, subject to some exceptions and variations by facility. The Company is required to satisfy certain financial covenants pursuant to its bank debt facilities, which are tested as of the last day of each quarterly and annual financial period. The covenants require the Company to maintain a leverage ratio of not higher than 3.9 times, which is calculated as total net debt divided by Adjusted EBITDA. As of June 30, 2024, and 2023, the Company was in compliance with all debt covenants.

Short-Term Debt

    Short-term debt is generally used to fund working capital requirements. The Company has classified commercial paper as long-term as of June 30, 2024, in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

    The following table summarizes the carrying value of short-term debt as of June 30, 2024, and 2023, respectively:

	June 30,
($ in millions)	2024	2023
Bank loans	$57	$13
Secured borrowings	3	—
Bank overdrafts	24	67
Total short-term debt	$84	$80

    As of June 30, 2024, the Company paid a weighted-average interest rate of 5.39% per annum on short-term debt, payable at maturity. As of June 30, 2023, the Company paid a weighted-average interest rate of 3.98% per annum, payable at maturity.

Note 14 - Leases

    The components of lease expense are as follows:

	Years ended June 30,
($ in millions)	2024	2023	2022
Operating lease expense (1)	$135	$127	$130
Short-term and variable lease expense (2)	14	21	17

Finance lease expense
Amortization of right-of-use assets (2)	4	4	2
Interest on lease liabilities (3)	1	2	1

Total lease expense	$154	$154	$150
(1)Included in both cost of sales and selling, general, and administrative expenses
(2)Included primarily in cost of sales
(3)Included in interest expense

    The Company's leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2024, the Company does not have material lease commitments that have not commenced.

    Supplemental balance sheet information related to leases:

		June 30,
($ in millions)	Balance Sheet Location	2024	2023
Assets
Operating lease right-of-use assets, net	Operating lease assets	$567	$533
Finance lease assets (1)	Property, plant, and equipment, net	57	57
Total lease assets		$624	$590

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$114	$101
Non-current operating lease liabilities	Operating lease liabilities	488	463
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	11	10
Non-current finance lease liabilities	Long-term debt, less current portion	32	40
Total lease liabilities		$645	$614
(1)Finance lease assets are recorded net of accumulated amortization of $11 million and $12 million as of June 30, 2024 and 2023, respectively.

    Supplemental cash flow information related to leases:

	Years ended June 30,
($ in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127	$118	$122
Operating cash flows from finance leases	1	2	1
Financing cash flows from finance leases	11	11	5

Lease assets obtained in exchange for new lease obligations:
Operating leases	$44	$26	$55
Finance leases	3	—	34
Other non-cash modifications to lease assets:
Operating leases	73	33	88

    The following table presents the maturities of the Company's lease liabilities recorded on the consolidated balance sheets as of June 30, 2024:

($ in millions)	Operating Leases	Finance Leases
Fiscal year 2025	$132	$12
Fiscal year 2026	121	7
Fiscal year 2027	104	3
Fiscal year 2028	92	2
Fiscal year 2029	74	2
Thereafter	182	24
Total lease payments	705	50
Less: imputed interest	(103)	(7)
Total lease liabilities	$602	$43

    The weighted-average remaining lease term and discount rate are as follows:

	June 30,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	7.2	8.0
Finance leases	10.5	10.3

Weighted-average discount rate:
Operating leases	4.1%	3.6%
Finance leases	3.0%	3.0%

Note 15 - Shareholders' Equity

    The changes in ordinary and treasury shares during fiscal years 2024, 2023, and 2022, were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2021	1,538	$15	3	$(29)
Share buyback/cancellations	(49)	—	—	—
Options exercised and shares vested	—	—	(13)	154
Purchase of treasury shares	—	—	12	(143)
Balance as of June 30, 2022	1,489	15	2	(18)
Share buyback/cancellations	(41)	(1)	—	—
Options exercised and shares vested	—	—	(19)	227
Purchase of treasury shares	—	—	18	(221)
Balance as of June 30, 2023	1,448	14	1	(12)
Share buyback/cancellations	(3)	—	—	—
Shares vested	—	—	(4)	49
Purchase of treasury shares	—	—	4	(48)
Balance as of June 30, 2024	1,445	$14	1	$(11)

    The changes in the components of accumulated other comprehensive loss during the fiscal years ended June 30, 2024, 2023, and 2022 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2021	$(691)	$(13)	$(54)	$(8)	$(766)
Other comprehensive income / (loss) before reclassifications	(220)	—	85	6	(129)
Amounts reclassified from accumulated other comprehensive loss	19	—	9	(13)	15
Net current period other comprehensive income / (loss)	(201)	—	94	(7)	(114)
Balance as of June 30, 2022	(892)	(13)	40	(15)	(880)
Other comprehensive loss before reclassifications	(9)	—	(53)	(4)	(66)
Amounts reclassified from accumulated other comprehensive loss	78	—	3	3	84
Net current period other comprehensive income / (loss)	69	—	(50)	(1)	18
Balance as of June 30, 2023	(823)	(13)	(10)	(16)	(862)
Other comprehensive loss before reclassifications	(108)	—	(46)	(9)	(163)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	4	5
Net current period other comprehensive income/(loss)	(108)	—	(45)	(5)	(158)
Balance as of June 30, 2024	$(931)	$(13)	$(55)	$(21)	$(1,020)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	For the years ended June 30,
($ in millions)	2024	2023	2022
Pension:
Amortization of prior service credit	$(4)	$(3)	$(3)
Amortization of actuarial loss	3	2	5
Loss on divestiture	—	—	1
Effect of pension settlement/curtailment	2	4	8
Total before tax effect	1	3	11
Tax effect on amounts reclassified into earnings	—	—	(2)
Total net of tax	$1	$3	$9

(Gains)/losses on cash flow hedges:
Commodity contracts	$2	$(2)	$(20)
Forward exchange contracts	(1)	2	—
Treasury locks	3	3	3
Total before tax effect	4	3	(17)
Tax effect on amounts reclassified into earnings	—	—	4
Total net of tax	$4	$3	$(13)

Losses on foreign currency translation:
Foreign currency translation adjustment (1)	$—	$78	$19
Total before tax effect	—	78	19
Tax effect on amounts reclassified into earnings	—	—	—
Total net of tax	$—	$78	$19
(1)During the fiscal year ended June 30, 2023, the Company disposed of its Russian business and certain non-core operations and transferred $73 million and $5 million, respectively, of accumulated foreign currency translation from accumulated other comprehensive loss to earnings. During the fiscal year ended June 30, 2022, the Company effectively disposed of a non-core business and transferred $19 million of accumulated foreign currency translation from accumulated other comprehensive loss to earnings. Refer to Note 5, "Acquisitions and Divestitures" for further information.

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    To protect the Company from share price volatility, the Company has entered into forward contracts for the purchase of its ordinary shares. As of June 30, 2024, the Company had forward contracts outstanding that were entered into in September 2022 and mature in September 2024 to purchase 6 million shares at a weighted average price of $12.11. As of June 30, 2023, the Company had forward contracts outstanding that were entered into in May 2022 and September 2022 that matured between September 2023 and November 2023 to purchase 9 million shares at a weighted average price of $12.39. During the fiscal year ended June 30, 2024, the Company's forward contracts related to 3 million shares were settled, which were outstanding as of June 30, 2023.

    The forward contracts to purchase the Company's own shares have been included in other current liabilities in the consolidated balance sheets. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts at each reporting period was determined based on the present value of the cost required to settle the contracts.

Note 16 - Income Taxes

    Amcor plc is a tax resident of the United Kingdom of Great Britain and Northern Ireland ("UK").

    The components of income before income taxes and equity in loss of affiliated companies were as follows:

	Years ended June 30,
($ in millions)	2024	2023	2022
Domestic (UK)	$(108)	$82	$(58)
Foreign	1,015	1,169	1,173
Total income before income taxes and equity in loss of affiliated companies	$907	$1,251	$1,115

    Income tax expense consisted of the following:

	Years ended June 30,
($ in millions)	2024	2023	2022
Current tax:
Domestic (UK)	$2	$3	$2
Foreign	198	247	331
Total current tax	200	250	333
Deferred tax:
Domestic (UK)	18	(6)	(10)
Foreign	(55)	(51)	(23)
Total deferred tax	(37)	(57)	(33)
Income tax expense	$163	$193	$300

    The following is a reconciliation of income tax computed at the UK statutory tax rate of 25.0%, 20.5%, and 19.0% for fiscal years 2024, 2023, and 2022, respectively, to income tax expense.

	Years ended June 30,
($ in millions)	2024	2023	2022
Income tax expense at statutory rate	$226	$256	$212
Foreign tax rate differential	(3)	54	43
Capital gain on the sale of the Russian business	—	(63)	—
Non-deductible expenses, non-taxable items, net	(6)	16	(2)
Change in valuation allowance	3	(7)	4
Uncertain tax positions, net	(51)	(39)	62
Other (1)	(6)	(24)	(19)
Income tax expense	$163	$193	$300

(1)In fiscal year 2024, Other is comprised of adjustments to prior year provisions, movement in deferred tax positions, including a $15 million benefit from the Swiss Tax Reform, effects of foreign currency exchange rates, including a $14 million benefit from inflation adjustment in Argentina, partially offset by changes in tax rates, and other individually immaterial items. In fiscal year 2023, Other is comprised of effects of foreign currency exchange of $25 million, adjustments to prior year, movement in deferred tax positions, changes in tax rate, and other individually immaterial items. In fiscal year 2022, Other is comprised of adjustments to prior year, movements in deferred tax positions of $13 million, changes in tax rates, and other individually immaterial items.

    Amcor operates in over forty different jurisdictions with a wide range of statutory tax rates. The tax expense from operating in non-UK jurisdictions in excess of the UK statutory tax rate is included in the line "Foreign tax rate differential" in the above tax rate reconciliation table. For fiscal year 2024, the Company's effective tax rate was 18.0% as compared to the effective tax rates of 15.4% and 26.9% for fiscal years 2023 and 2022, respectively. The higher effective tax rate for fiscal year 2024 versus fiscal year 2023 is largely attributable to the non-taxable gain on the disposal of the Russian business in the comparative period. The decrease in effective tax rate in fiscal year 2023 compared to fiscal year 2022 was predominantly attributable to the non-taxable gain on the disposal of the Russian business and the release of provisions for uncertain tax positions related to the disposed Russian business.

    Significant components of deferred tax assets and liabilities are as follows:

	June 30,
($ in millions)	2024	2023
Deferred tax assets:
Inventories	$15	$20
Accrued employee benefits	78	70
Provisions	9	4
Net operating loss carryforwards	345	332
Tax credit carryforwards	31	37
Accruals and other	50	46
Total deferred tax assets	528	509
Valuation allowance	(403)	(400)
Net deferred tax assets	125	109
Deferred tax liabilities:
Property, plant, and equipment	(267)	(294)
Other intangible assets	(245)	(259)
Derivatives and other financial instruments	(26)	(25)
Undistributed foreign earnings	(23)	(13)
Total deferred tax liabilities	(561)	(591)
Net deferred tax liability	(436)	(482)
Balance sheet location:
Deferred tax assets	148	134
Deferred tax liabilities	(584)	(616)
Net deferred tax liability	$(436)	$(482)

    The Company maintains a valuation allowance on net operating losses and other deferred tax assets in jurisdictions for which it does not believe it is more likely than not to realize those deferred tax assets based upon all available positive and negative evidence, including historical operating performance, carry-back periods, reversal of taxable temporary differences, tax planning strategies, and earnings expectations. The Company's valuation allowance increased by $3 million, decreased by $7 million, and increased by $4 million for fiscal years 2024, 2023, and 2022, respectively.

    As of June 30, 2024, and 2023, the Company had total net operating loss carry forwards, including capital losses, in the amount of $1.4 billion and $1.3 billion, respectively, and tax credits of $31 million and $37 million, respectively. The vast majority of the net operating loss carry forwards and tax credits do not expire.

    The Company considers the following factors, among others, in evaluating its plans for indefinite reinvestment of its subsidiaries' earnings: (i) the forecasts, budgets, and financial requirements of the Company and its subsidiaries, both for the long-term and for the short-term; and (ii) the tax consequences of any decision to repatriate or reinvest earnings of any subsidiary. As of June 30, 2024, the Company has not provided deferred taxes on approximately $1.7 billion of earnings in certain foreign subsidiaries because such earnings are indefinitely reinvested in its international operations. Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable. As of June 30, 2024, a cumulative deferred tax liability of $23 million has been recorded attributable to undistributed earnings that the Company has deemed are not indefinitely reinvested. The remaining undistributed earnings of the Company's subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there is no provision for income or withholding taxes on these earnings.

    The Company accounts for its uncertain tax positions in accordance with ASC 740, "Income Taxes." At June 30, 2024, and 2023, unrecognized tax benefits totaled $104 million and $155 million, respectively, all of which would favorably impact the effective tax rate if recognized.

    The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2024, 2023, and 2022, the Company's accrual for interest and penalties for these uncertain tax positions was $17 million, $13 million, and $12 million, respectively. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years presented is as follows:

	June 30,
($ in millions)	2024	2023	2022
Balance at the beginning of the year	$155	$195	$133
Additions based on tax positions related to the current year	10	12	50
Additions for tax positions of prior years	7	24	19
Reductions for tax positions from prior years	(39)	(69)	(6)
Reductions for settlements	(2)	(5)	—
Reductions due to lapse of statute of limitations	(27)	(2)	(1)
Balance at the end of the year	$104	$155	$195

    The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. The fiscal years 2020 through 2023 remain open for examination by the United States Internal Revenue Service ("IRS"), the fiscal year 2022 remains open for examination by His Majesty’s Revenue & Customs ("HMRC"), and the fiscal years 2011 through 2023 are currently subject to audit or remain open for examination in various tax jurisdictions.

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

    In fiscal years 2024, 2023, and 2022, share options and performance rights or performance shares (awarded to U.S. participants in place of performance rights) were granted to officers and employees. The exercise price for share options was set at the time of grant. The requisite service period for outstanding share options, performance rights, or performance shares ranges from two to three years. The awards are also subject to performance and market conditions. At vesting, share options can be exercised and converted to ordinary shares on a one-for-one basis, subject to payment of the exercise price. The contractual terms of the share options range from five to ten years from the grant date. At vesting, performance rights can be exercised and converted to ordinary shares on a one-for-one basis. Performance shares vest automatically and convert to ordinary shares on a one-for-one basis.

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

    As of June 30, 2024, 34 million shares were available for future grants under shareholder approved equity incentive plans. The Company uses treasury shares to settle share-based compensation obligations. Treasury shares were acquired through market purchases throughout the fiscal year for the required number of shares.

    Share-based compensation expense was primarily recorded in selling, general, and administrative expenses in the consolidated statements of income. The total share-based compensation expense settled in equity in fiscal years 2024, 2023, and 2022 amounted to $32 million, $54 million, and $63 million, respectively.

    As of June 30, 2024, there was $70 million of total unrecognized compensation cost related to all unvested share options and other equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

    The weighted-average grant date fair values by type of equity incentive plan for awards granted in fiscal years 2024, 2023, and 2022 were as follows:

	Years ended June 30,
(in $ per unit of award)	2024	2023	2022
Share options (1)	1.45	1.66	1.29
Restricted share units	9.44	11.91	11.62
Performance rights/shares (2)	6.37	8.18	9.40
Share rights	8.42	10.90	11.44
(1)The fair value of share options was determined using the Black-Scholes option pricing model and/or Monte Carlo simulations. The following key assumptions were used for the fiscal years ended June 30, 2024, 2023, and 2022, respectively: risk-free interest rate of 4.6% (2023: 3.4%, 2022: 1.0%), expected share-price volatility of 21.8% (2023: 23.0%, 2022: 22.0%), expected dividend yield of 5.2% (2023: 4.0%, 2022: 4.1%), and expected life of options of 6.6 years (2023: 6.1 years, 2022: 6.1 years).
(2)The fair value of performance rights/shares was determined using discounting and Monte Carlo simulations. The key assumptions for the fiscal years ended June 30, 2024, 2023, and 2022, respectively, were: risk-free interest rate of 4.8% (2023: 3.5%, 2022: 0.4%), expected share-price volatility of 23.4% (2023: 23.0%, 2022: 22.0%), and expected dividend yield of 5.2% (2023: 4.0%, 2022: 4.1%).

    Changes in outstanding share options were as follows:

	Share options
	Number	Weighted-average Exercise Price
	(in millions)
Share options outstanding at June 30, 2023	33	$11.29
Granted	8	9.35
Forfeited	(8)	11.20
Share options outstanding at June 30, 2024	33	$10.86
Vested and exercisable at June 30, 2024	13	$10.36

    As of June 30, 2024, the share options outstanding have an intrinsic value of $3 million and a remaining weighted average contractual life of 4.1 years. As of June 30, 2024, the share options that have vested and are exercisable have an intrinsic value of nil and a remaining weighted average contractual life of 1.7 years.

    The Company received nil, $134 million, and $114 million on the exercise of stock options during the fiscal years ended June 30, 2024, 2023, and 2022, respectively. During the fiscal years ended June 30, 2024, 2023, and 2022, the intrinsic value associated with the exercise of share options was nil, $31 million, and $15 million, respectively. The grant date fair value of share options vested was $5 million, $15 million, and $13 million for fiscal years ended June 30, 2024, 2023, and 2022, respectively.

    Changes in outstanding other equity incentive plans and the fair values vested are presented below:

	Restricted share units		Performance rights/shares		Share rights
	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value
	(in millions)		(in millions)		(in millions)
Outstanding at June 30, 2023	1	$11.67	11	$8.20	4	$11.22
Granted	3	9.44	6	6.37	1	8.42
Exercised	(1)	11.54	(2)	7.20	(2)	11.43
Forfeited	—	12.00	(3)	7.39	(1)	10.66
Outstanding at June 30, 2024	3	$9.85	12	$7.72	2	$9.82

Fair value vested ($ in millions)	Restricted share units		Performance rights/shares		Share rights
Year Ended June 30, 2024	$6		$14		$24
Year Ended June 30, 2023	2		16		20
Year Ended June 30, 2022	3		8		7

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

	Years ended June 30,
($ in millions, except per share amounts)	2024	2023	2022
Numerator
Net income attributable to Amcor plc	$730	$1,048	$805
Distributed and undistributed earnings attributable to shares to be repurchased	(3)	(7)	(3)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$727	$1,041	$802

Denominator
Weighted-average ordinary shares outstanding	1,445	1,478	1,514
Weighted-average ordinary shares to be repurchased by Amcor plc	(6)	(10)	(5)
Weighted-average ordinary shares outstanding for EPS—basic	1,439	1,468	1,509
Effect of dilutive shares	2	8	6
Weighted-average ordinary shares outstanding for EPS—diluted	1,441	1,476	1,516

Per ordinary share income
Basic earnings per ordinary share	$0.505	$0.709	$0.532
Diluted earnings per ordinary share	$0.505	$0.705	$0.529

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 29 million, 16 million, and 7 million shares for the years ended June 30, 2024, 2023, and 2022, respectively. Basic and diluted weighted average ordinary shares outstanding have decreased in fiscal years 2024, 2023, and 2022 due to share repurchases.

Note 19 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of June 30, 2024, the Company has recorded accruals of $12 million, included in other non-current liabilities in the consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the accrual of $23 million as of June 30, 2024. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of June 30, 2024, the Company provided letters of credit of $16 million, judicial insurance of $1 million, and deposited cash of $12 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or only partially, cover the total potential exposures. As of June 30, 2024, the Company has recorded aggregate accruals of $9 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of June 30, 2024, the Company has also recorded aggregate accruals of $44 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the fiscal year ended June 30, 2024.

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

Note 20 - Segments

    The Company's business is organized and presented in the two reportable segments outlined below:

Flexibles: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, fresh produce, snack food, personal care, and other industries. The Russian business results through the date of disposal (December 23, 2022) are included in the Flexibles reportable segment.

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

    The Company evaluates performance and allocates resources based on adjusted earnings before interest and taxes ("Adjusted EBIT"). The Company defines Adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in loss of affiliated companies, net of tax.

    The accounting policies of the reportable segments are the same as those in the consolidated financial statements.

    The following table presents information about reportable segments. Intersegment sales are not material and therefore are not presented in the table below.

	Years ended June 30,
($ in millions)	2024	2023	2022
Flexibles	$10,332	$11,154	$11,151
Rigid Packaging	3,308	3,540	3,393
Other	—	—	—
Net sales	$13,640	$14,694	$14,544
Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	1,395	1,429	1,517
Rigid Packaging	259	265	289
Other	(94)	(86)	(105)
Adjusted EBIT	1,560	1,608	1,701
Less: 2018/2019 Restructuring programs (1)	—	—	(37)
Less: Amortization of acquired intangible assets from business combinations (2)	(167)	(160)	(163)
Less: Impact of hyperinflation (3)	(53)	(24)	(16)
Less: Net loss on disposals (4)	—	—	(10)
Less: Property and other losses, net (5)	—	(2)	(13)
Add/(Less): Restructuring and other related activities, net (6)	(97)	90	(200)
Less: CEO transition costs (7)	(8)	—	—
Less: Other (8)	(22)	(2)	(12)
Interest income	38	31	24
Interest expense	(348)	(290)	(159)
Equity in loss of affiliated companies, net of tax	4	—	—
Income before income taxes and equity in loss of affiliated companies	$907	$1,251	$1,115
(1)2018/2019 Restructuring programs include restructuring and related expenses for the 2019 Bemis Integration Plan for fiscal year 2022. Refer to Note 6, "Restructuring," for more information.
(2)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(3)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(4)Net loss on disposals, excluding the disposal of the Company's Russian business, includes an expense of $10 million from the disposal of non-core assets in fiscal year 2022. Refer to Note 10, "Fair Value Measurements," for more information.
(5)Property and other losses, net in fiscal year 2023 includes property claims and losses of $5 million and $3 million of net insurance recovery related to the closure of the Company's South African business. Fiscal year 2022 includes business losses primarily associated with the destruction of the Company's Durban, South Africa facility during general civil unrest in July 2021, net of insurance recovery.
(6)Restructuring and other related activities, net in fiscal year 2024 primarily includes costs incurred in connection with the 2023 Restructuring Plan. Fiscal year 2023 includes a pre-tax net gain on the sale of the Company's Russian business of $215 million, incremental costs of $18 million, and restructuring and related expenses of $107 million incurred in connection with the conflict. Fiscal year 2022 includes $138 million of impairment charges, $57 million of restructuring and related expenses, and $5 million of other expenses. Refer to Note 4, "Restructuring, Impairment, and Other Related Activities, Net," and Note 6, "Restructuring," for further information.
(7)CEO transition costs primarily reflect accelerated compensation, including share-based compensation, granted to the Company's former Chief Executive Officer who retired from that role in April 2024, and other transition related expenses.
(8)Other in fiscal year 2024 includes fair value losses of $16 million on economic hedges, retroactive foil duties, certain litigation reserve adjustments, and pension settlements, partially offset by changes in contingent purchase consideration. Fiscal year 2023 includes other restructuring, acquisition, litigation, and integration expenses of $13 million, pension settlement expenses of $5 million, and fair value gains of $16 million on economic hedges. Fiscal year 2022 includes costs associated with the Bemis transaction and pension settlement expenses of $8 million.

    The tables below present additional financial information by reportable segments:

    Capital expenditures for the acquisition of long-lived assets by reportable segment were:

	Years ended June 30,
($ in millions)	2024	2023	2022
Flexibles	$372	$384	$376
Rigid Packaging	112	133	136
Other	8	9	15
Total capital expenditures for the acquisition of long-lived assets	$492	$526	$527

    Depreciation and amortization on long-lived assets by reportable segment were:

	Years ended June 30,
($ in millions)	2024	2023	2022
Flexibles	$447	$436	$450
Rigid Packaging	130	125	120
Other	6	8	9
Total depreciation and amortization on long-lived assets	$583	$569	$579

    Total assets by segment are not disclosed as the Company's Chief Operating Decision Maker does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The Company did not have sales to a single customer that exceeded 10% of consolidated net sales for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

    Sales by major product were:

		Years ended June 30,
($ in millions)	Segment	2024	2023	2022
Films and other flexible products	Flexibles	$9,310	$10,061	$10,033
Specialty flexible folding cartons	Flexibles	1,022	1,093	1,118
Containers, preforms, and closures	Rigid Packaging	3,308	3,540	3,393
Net sales		$13,640	$14,694	$14,544

    The following table provides long-lived asset information for the major countries in which the Company operates. Long-lived assets include property, plant, and equipment, net of accumulated depreciation and impairments.

	June 30,
($ in millions)	2024	2023
United States of America	$1,717	$1,710
Other countries (1)	2,046	2,052
Long-lived assets	$3,763	$3,762
(1)Includes the Company's country of domicile, Jersey. The Company had no long-lived assets in Jersey in any period shown. No individual country represented more than 10% of the respective totals.

    The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operations:

	Year Ended June 30, 2024
($ in millions)	Flexibles	Rigid Packaging	Total
North America	$4,095	$2,508	$6,603
Latin America	1,113	800	1,913
Europe (1)	3,507	—	3,507
Asia Pacific	1,617	—	1,617
Net sales	$10,332	$3,308	$13,640

	Year Ended June 30, 2023
($ in millions)	Flexibles	Rigid Packaging	Total
North America	$4,411	$2,745	$7,156
Latin America	1,114	795	1,909
Europe (1)	3,952	—	3,952
Asia Pacific	1,677	—	1,677
Net sales	$11,154	$3,540	$14,694

	Year Ended June 30, 2022
($ in millions)	Flexibles	Rigid Packaging	Total
North America	$4,296	$2,656	$6,952
Latin America	1,060	737	1,797
Europe (1)	4,062	—	4,062
Asia Pacific	1,733	—	1,733
Net sales	$11,151	$3,393	$14,544

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

    The entities above were the only parties to the Deed as of June 30, 2024, and comprise the closed group for the purposes of the Deed (and also the extended closed group). ARP North America Holdco Ltd and ARP LATAM Holdco Ltd were newly incorporated entities and were added to the deed on September 25, 2019. By a Revocation Deed, dated September 9, 2021, the Deed was revoked in respect of Amcor Flexibles (Dandenong) Pty Ltd, Packsys Pty Ltd, Packsys Holdings (Aus) Pty Ltd, and Techni-Chem Australia Pty Ltd. No other parties have been added, removed or the subject to a notice of disposal since September 9, 2021.

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

Deed of Cross Guarantee
Consolidated Statements of Income
($ in millions)

For the years ended June 30,	2024	2023
Net sales	$323	$377
Cost of sales	(280)	(319)

Gross profit	43	58

Operating expenses	(361)	(1,125)
Other income, net	910	1,599

Operating income	592	532

Interest income	9	15
Interest expense	(78)	(38)
Income before income taxes	523	509

Income tax expense	17	(22)

Net income	$540	$487

Deed of Cross Guarantee
Consolidated Statements of Comprehensive Income
($ in millions)

For the years ended June 30,	2024	2023
Net income	$540	$487
Other comprehensive income/(loss) (1):
Foreign currency translation adjustments, net of tax	—	(10)
Other comprehensive income/(loss)	—	(10)
Comprehensive income/(loss) attributable to non-controlling interest	—	—
Total comprehensive income	$540	$477
(1)All of the items in other comprehensive income/(loss) may be reclassified subsequently to profit or loss.

Deed of Cross Guarantee
Consolidated Statements of Income and Retained Earnings
($ in millions)

For the years ended June 30,	2024	2023
Retained earnings, beginning balance	$6,937	$7,167
Net income	540	487

Retained earnings before distribution	7,477	7,654

Dividends recognized during the financial period	(716)	(717)

Retained earnings at the end of the financial period	$6,761	$6,937

Deed of Cross Guarantee
Consolidated Balance Sheets
($ in millions)

As of June 30,	2024	2023
Assets
Current assets:
Cash and cash equivalents	$89	$54
Receivables, net	295	342
Inventories	55	60
Prepaid expenses and other current assets	25	21
Total current assets	464	477
Non-current assets:
Property, plant, and equipment, net	60	60
Deferred tax assets	5	6
Other intangible assets, net	10	13
Goodwill	88	88
Other non-current assets	13,062	13,308
Total non-current assets	13,225	13,475
Total assets	$13,689	$13,952
Liabilities
Current liabilities:
Short-term debt	$338	$826
Payables	133	153
Accrued employee costs	21	23
Other current liabilities	73	143
Total current liabilities	565	1,145
Non-current liabilities:
Other non-current liabilities	2	2
Total liabilities	567	1,147
Shareholders' Equity
Issued capital	14	14
Additional paid-in capital	4,827	4,829
Retained earnings	6,761	6,937
Accumulated other comprehensive income	1,025	1,025
Total Deed shareholders' equity	12,627	12,805
Non-controlling interest (1)	495	—
Total shareholders' equity	13,122	12,805
Total liabilities and shareholders' equity	$13,689	$13,952
(1)In fiscal year 2024, a non-controlling interest in ARP North America Holdco Ltd was acquired by Amcor Group Finance plc, a wholly owned subsidiary of Amcor plc.

Note 22 - Supplemental Cash Flow Information

    Supplemental cash flow information and non-cash investing activities are as follows:

	For the years ended June 30,
($ in millions)	2024	2023	2022
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$336	$276	$155
Income taxes paid	253	225	256
Non-cash investing activities:
Purchase of property, plant, and equipment accrued, but not paid	$81	$71	$110
Contingent and deferred liabilities incurred related to acquired businesses, but not paid	27	41	—

Note 23 - Subsequent Events

    On August 5, 2024, the Company entered into an interest rate swap contract for a notional amount of $500 million. Under the terms of the contract, the Company will pay a fixed rate of interest of 4.30% and receive a variable rate of interest, based on compound overnight SOFR, effective from August 12, 2024, through June 30, 2025, with monthly settlements commencing on September 1, 2024. The interest rate swap contract will economically hedge the SOFR component of the Company's forecasted commercial paper issuances.

    On August 15, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.1250 per share to be paid on September 26, 2024, to shareholders of record as of September 6, 2024. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between its ordinary share and CHESS Depositary Instrument ("CDI") registers from September 5, 2024, to September 6, 2024, inclusive.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

    Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

    Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of June 30, 2024.

    The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers AG, an independent registered public accounting firm, as stated in their report, which appears on "Item 8. - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

    During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2024, and such information is expressly incorporated herein by reference. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

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

Insider Trading Policy

    Our Board of Directors has adopted an Insider Trading Policy which governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, other key employees, and covered persons which we believe is reasonably designed to ensure compliance with applicable insider trading rules, regulations, and listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. - Executive Compensation

    Information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2024, and such information is expressly incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    Equity compensation plans as of June 30, 2024, were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	50,444,293	(1)	$10.86	(2)	34,236,729	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	50,444,293	(1)	$10.86	(2)	34,236,729	(3)
(1)Includes outstanding option awards of 33,196,772, which have a weighted-average exercise price of $10.86, 11,924,855 awards of ordinary shares issuable upon vesting of performance shares/rights, 2,445,169 awards of ordinary shares issuable upon vesting of share rights, and 2,877,497 restricted shares issued under the share retention plan.
(2)Performance shares/rights, share rights, restricted share units, and non-executive director share plans are excluded when determining the weighted-average exercise price of outstanding options.
(3)May be issued as options, performance shares/rights, share rights, or restricted share units.

    The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2024, and such information is expressly incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions, and Director Independence

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2024, and such information is expressly incorporated herein by reference.

Item 14. - Principal Accountant Fees and Services

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2024, and such information is expressly incorporated herein by reference.

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
Incorporated by Reference
4.2	Form of 5.625% Guaranteed Senior Note due 2033 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 26, 2023.	Incorporated by Reference
4.3
Indenture, dated as of May 26, 2023, among Amcor Finance (USA), Inc., Amcor plc, Amcor UK Finance plc, Amcor Pty Ltd and Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas, as trustee (including the guarantees) (incorporated by reference to Exhibit 4.1 on Amcor plc's Current Report on Form 8-K filed on May 26, 2023).
Incorporated by Reference
4.4	Form of 3.625% Notes due 2026 (incorporated by reference to Exhibit 4.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.5	Form of 4.500% Notes due 2028 (incorporated by reference to Exhibit 4.9 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.6	Form of 3.100% Notes due 2026 (incorporated by reference to Exhibit 4.13 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
4.7
Form of Indenture, dated as of June 15, 1995, between Bemis and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee (incorporated by reference to Exhibit 4.10 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019)
Incorporated by Reference
4.8	Form of 2.630% Guaranteed Senior Note Due 2030 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).	Incorporated by Reference
4.9	Form of 1.125% Guaranteed Senior Note Due 2027 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).	Incorporated by Reference

Exhibit	Description	Form of Filing
4.10
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
Incorporated by Reference
4.13
First Supplemental Indenture, dated as of May 23, 2024, among Amcor Flexibles North America, Inc., Amcor Group Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.4 on Amcor plc's Current Report on Form 8-K filed on May 23, 2024).
Incorporated by Reference
4.14
Second Supplemental Indenture, dated as of May 23, 2024, among Amcor Flexibles North America, Inc., Amcor Group Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.5 on Amcor plc's Current Report on Form 8-K filed on May 23, 2024).
Incorporated by Reference
4.15
First Supplemental Indenture, dated as of May 23, 2024, among Amcor Flexibles North America, Inc., Amcor Group Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.6 on Amcor plc's Current Report on Form 8-K filed on May 23, 2024).
Incorporated by Reference
4.16
First Supplemental Indenture, dated as of May 23, 2024, among Amcor UK Finance plc, Amcor Group Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.7 on Amcor plc's Current Report on Form 8-K filed on May 23, 2024).
Incorporated by Reference
4.17
First Supplemental Indenture, dated as of May 23, 2024, among Amcor Finance (USA), Inc., Amcor Group Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.8 on Amcor plc's Current Report on Form 8-K filed on May 23, 2024).
Incorporated by Reference
4.18
Indenture, dated as of May 23, 2024, among Amcor Group Finance plc, Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas, as trustee (including the guarantees) (incorporated by reference to Exhibit 4.1 to Amcor plc’s Current Report on Form 8-K filed on May 23, 2024).
Incorporated by Reference
4.19
Indenture, dated as of May 29, 2024, among Amcor UK Finance plc, Amcor plc, Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor Pty Ltd and Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas, as trustee (including the guarantees) (incorporated by reference to Exhibit 4.1 on Amcor plc's Current Report on Form 8-K filed on May 29, 2024).
Incorporated by Reference
4.20
Indenture, dated as of June 13, 2019, by and among AFUI, as issuer, Amcor plc, Amcor Limited, Bemis, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.21
Indenture, dated as of June 19, 2020, by and among Bemis, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).
Incorporated by Reference
4.22
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
Incorporated by Reference
4.26	Description of the Company's Common Stock	Filed Herewith
4.27	Description of the Company's 1.125% Guaranteed Senior Note Due 2027	Filed Herewith
4.28	Description of the Company's 5.450% Guaranteed Senior Note Due 2029	Filed Herewith
4.29	Description of the Company's 3.950% Guaranteed Senior Note Due 2032	Filed Herewith
4.30	Form of 2.690% Guaranteed Senior Note Due 2031 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 25, 2021).	Incorporated by Reference
4.31	Form of 4.000% Guaranteed Senior Note due 2025 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 17, 2022).	Incorporated by Reference
4.32	Form of 5.450% Guaranteed Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to Amcor plc’s Current Report on Form 8-K filed on May 23, 2024).	Incorporated by Reference
4.33	Form of 3.950% Guaranteed Senior Note due 2032 (incorporated by reference to Exhibit 4.3 to Amcor plc’s Current Report on Form 8-K filed on May 29, 2024).	Incorporated by Reference
4.34
First Supplemental Indenture, dated as of June 30, 2022, among Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 on Amcor plc's Current Report on Form 8-K filed on July 1, 2022).
Incorporated by Reference
4.35
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
10.3
Employment Agreement between Amcor Limited and Ronald Delia, dated as of January 21, 2015 (incorporated by reference to Exhibit 10.3 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*
Incorporated by Reference
10.4
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
Incorporated by Reference
10.8	Form of Deed of Appointment (incorporated by reference to Exhibit 10.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*	Incorporated by Reference

Exhibit	Description	Form of Filing
10.9
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
Incorporated by Reference
10.12
First Amendment to Three-Year Syndicated Facility Agreement, dated as of April 23, 2024, by and among Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd, Amcor Flexibles North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and foreign administrative agent (incorporated herein by reference to Exhibit 10.1 of Amcor plc’s Form 8-K filed on April 25, 2024)
Incorporated by Reference
10.13
Guarantee Agreement dated as of April 26, 2022 among Amcor plc, Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Flexibles North America, Inc., the other guarantors from time to time party thereto an JPMorgan Chase Bank, N.A., as administrative agent
Filed Herewith
10.14
Guarantee Agreement dated as of April 26, 2022, among Amcor plc, Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Flexibles North America, Inc., the other guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent
Filed Herewith
10.15
Supplement No. 1 dated as of May 23, 2024 to the Guarantee Agreement dated as of April 26, 2022, among the Company, Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Flexibles North America, Inc., the other guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent
Filed Herewith
10.16
Supplement No. 1 dated as of May 23, 2024 to the Guarantee Agreement dated as of April 26, 2022, among Amcor plc, Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Flexibles North America, Inc., the other guarantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent
Filed Herewith
10.17
Five-Year Syndicated Facility Agreement, dated as of April 26, 2022, by and among, Amcor plc, Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor UK Finance plc and Amcor Flexibles North America, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and foreign administrative agent (incorporated herein by reference to Exhibit 10.2 to Amcor plc's Current Report on Form 8-K filed on April 28, 2022).
Incorporated by Reference
10.18	Transition and Release Agreement between Amcor plc and Ronald Delia, dated as of March 16, 2024 (incorporated by reference to Exhibit 10.1 to Amcor plc's Form 10-Q filed on May 1, 2024)*.	Incorporated by Reference
10.19	Interim CEO Letter Agreement between Amcor plc and Peter Konieczny, dated as of March 16, 2024 (incorporated by reference to Exhibit 10.2 to Amcor plc's Form 10-Q filed on May 1, 2024)*.	Incorporated by Reference
19	Insider Trading Policy	Filed Herewith
21	Subsidiaries of Amcor plc.	Filed Herewith
22	Subsidiary Guarantors and Issuers of Guaranteed Securities.	Filed Herewith
23	Consent of PricewaterhouseCoopers AG as auditors for the financial statements of Amcor plc.	Filed Herewith
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith

Exhibit		Description	Form of Filing
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished Herewith
97		Amcor plc Compensation Recovery Policy	Filed Herewith
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	Filed Electronically
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Electronically
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Electronically
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Electronically
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Electronically
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Electronically
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically
* This exhibit is a management contract or compensatory plan or arrangement.

Item 16. - Form 10-K Summary

    None.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCOR PLC

By	/s/ Michael Casamento	By	/s/ Julie Sorrells
	Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
	August 16, 2024		August 16, 2024

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Casamento	/s/ Julie Sorrells
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
August 16, 2024	August 16, 2024

/s/ Peter Konieczny	/s/ Lucrèce Foufopoulos-De Ridder
Peter Konieczny, Interim Chief Executive Officer (Principal Executive Officer)	Lucrèce Foufopoulos-De Ridder, Director
August 16, 2024	August 16, 2024

/s/ Graeme Liebelt	/s/ Andrea Bertone
Graeme Liebelt, Director and Chairman	Andrea Bertone, Director
August 16, 2024	August 16, 2024

/s/ Nicholas (Tom) Long	/s/ Karen Guerra
Nicholas (Tom) Long, Director	Karen Guerra, Director
August 16, 2024	August 16, 2024

/s/ Arun Nayar	/s/ Susan Carter
Arun Nayar, Director	Susan Carter, Director
August 16, 2024	August 16, 2024

/s/ Achal Agarwal	/s/ David Szczupak
Achal Agarwal, Director	David Szczupak, Director
August 16, 2024	August 16, 2024

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

    Reserves for Credit Losses, Sales Returns, Discounts, and Allowances:

Year ended June 30,	Balance at Beginning of the Year	Additions Charged to Profit and Loss	Write-offs	Foreign Currency Impact and Other (1)	Balance at End of the Year
2024	$21	$7	$(3)	$(1)	$24
2023	25	3	(8)	1	21
2022	28	2	(3)	(2)	25
(1)Foreign Currency Impact and Other includes reserve accruals related to acquisitions.