Form 10-Q
period 2024-09-30
Amcor plc
filed 2024-11-01
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of October 30, 2024, the registrant had 1,445,343,212 ordinary shares, $0.01 par value, outstanding.

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
•an inability to attract and retain our global executive team and our skilled workforce and manage key transitions;
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

    These risks and uncertainties are supplemented by those identified from time to time in our filings with the Securities and Exchange Commission (the "SEC"), including without limitation, those described under Part I, "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and as updated by our quarterly reports on Form 10-Q. You can obtain copies of Amcor’s filings with the SEC for free at the SEC’s website (www.sec.gov). Forward-looking statements included herein are made only as of the date hereof and Amcor does not undertake any obligation to update any forward-looking statements, or any other information in this communication, as a result of new information, future developments or otherwise, or to correct any inaccuracies or omissions in them which become apparent, except as expressly required by law. All forward-looking statements in this communication are qualified in their entirety by this cautionary statement.

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2024	2023
Net sales	$3,353	$3,443
Cost of sales	(2,694)	(2,798)

Gross profit	659	645

Selling, general, and administrative expenses	(315)	(302)
Research and development expenses	(28)	(27)
Restructuring and related expenses, net	(6)	(28)
Other income/(expenses), net	2	(18)

Operating income	312	270

Interest income	11	10
Interest expense	(86)	(85)
Other non-operating expenses, net	(1)	(1)

Income before income taxes and equity in loss of affiliated companies	236	194

Income tax expense	(43)	(39)
Equity in loss of affiliated companies, net of tax	—	(1)

Net income	$193	$154

Net income attributable to non-controlling interests	(2)	(2)

Net income attributable to Amcor plc	$191	$152

Basic earnings per share:	$0.132	$0.105
Diluted earnings per share:	$0.132	$0.105
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2024	2023
Net income	$193	$154
Other comprehensive income/(loss):
Net gains on cash flow hedges, net of tax (a)	1	1
Foreign currency translation adjustments, net of tax (b)	1	(68)
Excluded components of fair value hedges	11	—
Pension, net of tax (c)	1	1
Other comprehensive income/(loss)	14	(66)
Total comprehensive income	207	88
Comprehensive income attributable to non-controlling interests	(2)	(2)
Comprehensive income attributable to Amcor plc	$205	$86

(a) Tax expense related to cash flow hedges	$(1)	$—
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$1	$(1)
(c) Tax benefit related to pension adjustments	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$432	$588
Trade receivables, net of allowance for credit losses of $23 and $24, respectively	1,973	1,846
Inventories, net:
Raw materials and supplies	1,021	862
Work in process and finished goods	1,207	1,169
Prepaid expenses and other current assets	605	500
Total current assets	5,238	4,965
Non-current assets:
Property, plant, and equipment, net	3,854	3,763
Operating lease assets	558	567
Deferred tax assets	144	148
Other intangible assets, net	1,368	1,391
Goodwill	5,385	5,345
Employee benefit assets	34	34
Other non-current assets	329	311
Total non-current assets	11,672	11,559
Total assets	$16,910	$16,524
Liabilities
Current liabilities:
Current portion of long-term debt	$13	$12
Short-term debt	115	84
Trade payables	2,380	2,580
Accrued employee costs	333	399
Other current liabilities	1,227	1,186
Total current liabilities	4,068	4,261
Non-current liabilities:
Long-term debt, less current portion	7,176	6,603
Operating lease liabilities	479	488
Deferred tax liabilities	570	584
Employee benefit obligations	210	217
Other non-current liabilities	414	418
Total non-current liabilities	8,849	8,310
Total liabilities	$12,917	$12,571

Commitments and contingencies (See Note 14)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,445 and 1,445 million shares, respectively)	$14	$14
Additional paid-in capital	4,030	4,019
Retained earnings	890	879
Accumulated other comprehensive loss	(1,006)	(1,020)
Treasury shares (1 and 1 million shares, respectively)	(9)	(11)
Total Amcor plc shareholders' equity	3,919	3,881
Non-controlling interests	74	72
Total shareholders' equity	3,993	3,953
Total liabilities and shareholders' equity	$16,910	$16,524
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2024	2023
Cash flows from operating activities:
Net income	$193	$154
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and impairment	141	149
Net periodic benefit cost	4	4
Amortization of debt discount and other deferred financing costs	3	3
Equity in loss of affiliated companies	—	1
Net foreign exchange (gain)/loss	(2)	7
Share-based compensation	5	(5)
Other, net	12	15
Loss from highly inflationary accounting for Argentine subsidiaries	8	33
Deferred income taxes, net	(2)	(6)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(631)	(490)
Net cash used in operating activities	(269)	(135)
Cash flows from investing activities:
Investments in affiliated companies and other	—	(3)
Business acquisitions	(11)	(19)
Purchase of property, plant, and equipment, and other intangible assets	(145)	(124)
Proceeds from sales of property, plant, and equipment, and other intangible assets	1	4
Net cash used in investing activities	(155)	(142)
Cash flows from financing activities:
Proceeds from issuance of shares	13	—
Purchase of treasury shares and tax withholdings for share-based incentive plans	(47)	(46)
Proceeds from issuance of long-term debt	3	—
Repayment of long-term debt	(2)	(17)
Net borrowing of commercial paper	446	388
Net borrowing of short-term debt	7	25
Repayment of lease liabilities	(3)	(3)
Share buybacks/cancellations	—	(30)
Dividends paid	(180)	(176)
Net cash provided by financing activities	237	141

Effect of exchange rates on cash and cash equivalents	31	(29)

Net decrease in cash and cash equivalents	(156)	(165)
Cash and cash equivalents balance at beginning of year	588	689

Cash and cash equivalents balance at end of period	$432	$524

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$43	$57
Income taxes paid	$75	$53

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$69	$58
Contingent purchase considerations related to acquired businesses, accrued but not paid	$17	$35
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of June 30, 2023	$14	$4,021	$865	$(862)	$(12)	$64	$4,090
Net income			152			2	154
Other comprehensive loss				(66)		—	(66)
Share buyback/cancellations	—	(30)					(30)
Dividends declared ($0.1225 per share)			(176)			—	(176)
Shares vested and related tax withholdings		(48)			45		(3)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		45					45
Purchase of treasury shares					(45)		(45)
Share-based compensation expense		(5)					(5)
Balance as of September 30, 2023	$14	$3,983	$841	$(928)	$(12)	$66	$3,964

Balance as of June 30, 2024	$14	$4,019	$879	$(1,020)	$(11)	$72	$3,953
Net income			191			2	193
Other comprehensive income				14		—	14
Dividends declared ($0.1250 per share)			(180)			—	(180)
Options exercised and shares vested, and related tax withholdings		(37)			45		8
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		43					43
Purchase of treasury shares					(43)		(43)
Share-based compensation expense		5					5
Balance as of September 30, 2024	$14	$4,030	$890	$(1,006)	$(9)	$74	$3,993
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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. Further, the year-end condensed consolidated balance sheet data as of June 30, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. It is management's opinion, however, that all material and recurring adjustments have been made that are necessary for a fair statement of the Company's interim financial position, results of operations, and cash flows. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

    There have been no material changes to the accounting policies followed by the Company during the current fiscal year to date. Certain amounts in the Company's notes to unaudited condensed consolidated financial statements may not add or recalculate due to rounding.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

    In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04 that adds certain disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods and services. The Company adopted the disclosure requirements in ASU 2022-04 on July 1, 2023, except for the amendment on roll forward information which will be adopted, on a prospective basis, in the Company's fiscal year 2025 Annual Report on Form 10-K.

Accounting Standards Not Yet Adopted

    In November 2023, the FASB issued ASU 2023-07 that adds new reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit or loss. The ASU becomes effective for the Company beginning with its fiscal year ending June 30, 2025, and interim periods beginning with the first quarter of fiscal year 2026. The Company is currently evaluating the impact that this guidance will have on its disclosures.

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

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have an immaterial impact on the Company's consolidated financial statements.

Note 3 - Acquisitions

    On September 27, 2023, the Company completed the acquisition of a small manufacturer of flexible packaging for food, home care, and personal care applications in India for a purchase consideration of $14 million plus the assumption of debt of $10 million. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of goodwill of $12 million. Goodwill is not deductible for tax purposes.

    The fair value estimates for the acquisition were based on market, and cost valuation methods. Pro forma information related to the acquisition has not been presented, as the effect of the acquisition on the Company's condensed consolidated financial statements was not material.

Note 4 - Restructuring

    Restructuring and related expenses, net, were $6 million and $28 million during the three months ended September 30, 2024 and 2023, respectively. The Company's restructuring activities for the three months ended September 30, 2024 and 2023 were primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more complete information on its restructuring activities.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it will allocate approximately $110 million to $130 million of the sale proceeds from the Russian business to various cost saving initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). The Company expects total Plan cash and non-cash net expenses of approximately $220 million, of which $89 million relates to employee related expenses, $33 million to fixed asset related expenses (net of expected gains on asset disposals), $62 million to other restructuring expenses, and $36 million to restructuring related expenses. The projects initiated as of September 30, 2024 are expected to result in approximately $130 million of net cash expenditures. The Plan includes both the Flexibles and Rigid Packaging reportable segments and is expected to be largely completed by the end of calendar year 2024.

    From the initiation of the Plan through September 30, 2024, the Company has incurred $82 million in employee related expenses, $32 million in fixed asset related expenses, $50 million in other restructuring, and $23 million in restructuring related expenses, with $162 million incurred in the Flexibles reportable segment and $25 million incurred in the Rigid Packaging reportable segment. The Plan has resulted in cumulative net cash outflows of $86 million. Additional cash payments of approximately $40 million, net of estimated proceeds from disposals, are expected until completion of the Plan, which predominantly relates to the Flexibles reportable segment.

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

Consolidated Restructuring Plans

    The total costs incurred from the beginning of the Company's 2023 Restructuring Plan and Other Restructuring Plans are as follows:

($ in millions)	2023 Restructuring Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses
Fiscal year 2023	$94	$17	$111
Fiscal year 2024	87	10	97
Fiscal year 2025, first quarter	6	—	6
Net expenses incurred	$187	$27	$214
(1)Includes restructuring related expenses from the 2023 Restructuring Plan of $6 million, $15 million, and $2 million for fiscal year 2023, fiscal year 2024, and first quarter of fiscal year 2025, respectively. In the three months ended September 30, 2024, all of the restructuring and related expenses, net, were incurred in the Flexibles reportable segment.
(2)Includes restructuring related costs of $4 million in both fiscal years 2023 and 2024.

    An analysis of the restructuring charges by type incurred is as follows:

	Three Months Ended September 30,
($ in millions)	2024	2023
Employee related expenses	$—	$16
Fixed asset related expenses	1	6
Other expenses	3	3
Total restructuring expenses, net	$4	$25

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2024	$80	$3	$19	$102
Net charges to earnings	—	1	3	4
Cash paid	(5)	(1)	(10)	(16)
Non-cash and other	—	(1)	—	(1)
Foreign currency translation	3	—	1	4
Liability balance as of September 30, 2024	$78	$2	$13	$93

    The table above includes liabilities arising from the 2023 Restructuring Plan and Other Restructuring Plans. The majority of the accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 5 - Supply Chain Financing Arrangements

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

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2024 and June 30, 2024, the amounts due to suppliers participating in the Company’s SCF programs amounted to $0.9 billion and $1.1 billion, respectively.

Note 6 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2024	$4,373	$972	$5,345
Foreign currency translation	39	1	40
Balance as of September 30, 2024	$4,412	$973	$5,385

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	September 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$2,005	$(828)	$1,177
Computer software	290	(193)	97
Other	344	(250)	94
Total other intangible assets	$2,639	$(1,271)	$1,368

	June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,999	$(791)	$1,208
Computer software	272	(182)	90
Other (2)	334	(241)	93
Total other intangible assets	$2,605	$(1,214)	$1,391
(1)Accumulated amortization and impairment as of September 30, 2024 and June 30, 2024 included $37 million and $34 million, respectively, of accumulated impairment in the Other category.
(2)As of June 30, 2024, Other included $17 million of acquired intellectual property assets not yet being amortized as the related R&D projects had not yet been completed.

    Amortization expenses for intangible assets were $42 million and $44 million during the three months ended September 30, 2024 and 2023, respectively.

Note 7 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of September 30, 2024 and June 30, 2024, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company's long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of long-term debt with fixed interest rates were as follows:

	September 30, 2024		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper (1) and finance leases)	$5,219	$5,183	$5,141	$4,973
(1)As of September 30, 2024, the Company had entered into interest rate swap contracts for a total notional amount of commercial paper of $500 million, maturing on June 30, 2025. These contracts are considered to be economic hedges and the related $500 million notional amount of commercial paper is also excluded from the total long-term debt with fixed interest rates.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$2	$—	$2
Forward exchange contracts	—	6	—	6
Total assets measured at fair value	$—	$8	$—	$8

Liabilities
Contingent purchase consideration	$—	$—	$28	$28
Commodity contracts	—	2	—	2
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	68	—	68
Cross currency swaps	—	36	—	36
Total liabilities measured at fair value	$—	$111	$28	$139

	June 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$2	$—	$2
Forward exchange contracts	—	2	—	2
Total assets measured at fair value	$—	$4	$—	$4

Liabilities
Contingent purchase consideration	$—	$—	$36	$36
Commodity contracts	—	1	—	1
Forward exchange contracts	—	4	—	4
Interest rate swaps	—	92	—	92
Cross currency swaps	—	16	—	16
Total liabilities measured at fair value	$—	$113	$36	$149

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of September 30, 2024, the Company had contingent purchase consideration liabilities of $28 million, consisting of $17 million of contingent purchase consideration predominantly relating to fiscal year 2023 acquisitions and a $11 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material.

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

    In the three months ended September 30, 2024, the Company has recorded an impairment charge of $4 million within the Flexibles reportable segment, to adjust the carrying value of the net assets of $11 million that are held for sale to their estimated fair value less cost to sell.

    During the three months ended September 30, 2024 and 2023, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill. For information on long-lived asset impairments, refer to fixed asset related expenses in Note 4, "Restructuring".

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

Interest Rate Risk

    The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments including, but not limited to, interest rate swaps, and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to the changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statements of income in other income/(expenses), net.

    On August 5, 2024, the Company entered into an interest rate swap contract for a notional amount of $500 million. Under the terms of the contract, the Company pays a fixed rate of interest of 4.30% and receives a variable rate of interest, based on compound overnight Secured Overnight Financing Rate (" SOFR"), effective from August 12, 2024, through June 30, 2025, with monthly settlements commencing on September 1, 2024. The interest rate swap contract will economically hedge the SOFR component of the Company's forecasted commercial paper issuances. As of September 30, 2024, the Company had no other receive-variable/pay-fixed interest rate swaps outstanding. As of June 30, 2024, the Company did not have receive-variable, pay-fixed interest rate swaps outstanding. The Company did not apply hedge accounting on these economic hedging instruments.

    As of September 30, 2024, and June 30, 2024, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps was $650 million.

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

    As of September 30, 2024, and June 30, 2024, the notional amount of the outstanding forward contracts was $0.6 billion.

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

    At September 30, 2024 and June 30, 2024, the Company had cross currency swaps with a notional amount of $500 million outstanding.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	September 30, 2024	June 30, 2024
Commodity	Volume	Volume
Aluminum	19,797 tons	10,673 tons
PET resin	17,800,000 lbs.	27,916,666 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	September 30, 2024	June 30, 2024
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$2	$2
Forward exchange contracts	Other current assets	5	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	1	—
Total current derivative contracts		8	4
Total non-current derivative contracts		—	—
Total derivative asset contracts		$8	$4

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$2	$1
Forward exchange contracts	Other current liabilities	3	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	2	1
Interest rate swaps	Other current liabilities	1	—
Total current derivative contracts		8	5
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	67	92
Cross currency swaps	Other non-current liabilities	36	16
Total non-current derivative contracts		103	108
Total derivative liability contracts		$111	$113

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,
($ in millions)		2024	2023
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$1	$(1)
Forward exchange contracts	Net sales	—	1
Treasury locks	Interest expense	(1)	(1)
Total		$—	$(1)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended September 30,
($ in millions)		2024	2023
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income/(expenses), net	$—	$2
Interest rate swaps	Other income/(expenses), net	(1)	(3)
Total		$(1)	$(1)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended September 30,
($ in millions)		2024	2023
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	25	(11)
Cross currency swaps (1)	Interest expense	3	—
Cross currency swaps	Other income/(expenses), net	(35)	—
Total		$(7)	$(11)

(1)Represents the gains for amounts excluded from the effectiveness testing.

Note 9 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for defined benefit plans included the following components:

	Three Months Ended September 30,
($ in millions)	2024	2023
Service cost	$4	$4
Interest cost	13	13
Expected return on plan assets	(13)	(14)
Amortization of actuarial loss	1	1
Amortization of prior service credit	(1)	(1)
Settlement costs	—	1
Net periodic benefit cost	$4	$4

    Service cost is included in operating income. All other components of net periodic benefit cost are recorded within other non-operating expenses, net.

Note 10 - Income Taxes

    The provision for income taxes for the three months ended September 30, 2024 and 2023 is based on the Company’s estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in loss of affiliated companies, and is adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended September 30, 2024 decreased by 1.9 percentage points compared to the three months ended September 30, 2023 from 20.1% to 18.2%, primarily due to the difference in magnitude of non-deductible expenses in both periods.

Note 11 - Shareholders' Equity

    The changes in ordinary and treasury shares during the three months ended September 30, 2024 and 2023 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2023	1,448	$14	1	$(12)
Share buyback / cancellations	(3)	—	—	—
Shares vested	—	—	(4)	45
Purchase of treasury shares	—	—	4	(45)
Balance as of September 30, 2023	1,445	$14	1	$(12)

Balance as of June 30, 2024	1,445	$14	1	$(11)
Options exercised and shares vested	—	—	(4)	45
Purchase of treasury shares	—	—	4	(43)
Balance as of September 30, 2024	1,445	$14	1	$(9)

    The changes in the components of accumulated other comprehensive loss, net of tax, during the three months ended September 30, 2024 and 2023 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)
Balance as of June 30, 2023	$(823)	$(13)	$(10)	$(16)	$(862)
Other comprehensive loss before reclassifications	(68)	—	—	—	(68)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	1	2
Net current period other comprehensive income / (loss)	(68)	—	1	1	(66)
Balance as of September 30, 2023	$(891)	$(13)	$(9)	$(15)	$(928)

Balance as of June 30, 2024	$(931)	$(13)	$(55)	$(21)	$(1,020)
Other comprehensive income before reclassifications	1	—	1	12	14
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period other comprehensive income	1	—	1	12	14
Balance as of September 30, 2024	$(930)	$(13)	$(54)	$(9)	$(1,006)

    The following tables provide details of amounts reclassified from AOCI into income:

	Three Months Ended September 30,
($ in millions)	2024	2023
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)
Amortization of actuarial loss	1	1
Effect of pension settlement	—	1
Total before tax effect	—	1
Tax effect	—	—
Total net of tax	$—	$1

(Gains)/Losses on cash flow hedges:
Commodity contracts	$(1)	$1
Forward exchange contracts	—	(1)
Treasury locks	1	1
Total before tax effect	—	1
Tax effect	—	—
Total net of tax	$—	$1

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    To protect the Company from share price volatility, the Company has entered into forward contracts for the purchase of its ordinary shares. As of September 30, 2024, the Company had forward contracts outstanding that were entered into in September 2022 and mature in March 2025 to purchase 2 million shares at a weighted average price of $12.16. As of June 30, 2024, the Company had forward contracts outstanding that were entered into in September 2022 and matured in September 2024 to purchase 6 million shares at a weighted average price of $12.11. During the three months ended September 30, 2024, the Company's forward contracts related to 4 million shares were settled, which were outstanding as of June 30, 2024.

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

Rigid Packaging: Consists of operations that manufacture rigid containers for a broad range of predominantly beverage and food products, including carbonated soft drinks, water, juices, sports drinks, milk-based beverages, spirits and wine, sauces, dressings, spreads and personal care items, and plastic caps for a wide variety of applications.

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

    The following table presents information about reportable segments:

	Three Months Ended September 30,
($ in millions)	2024	2023
Flexibles	$2,552	$2,568
Rigid Packaging	801	875
Net sales	$3,353	$3,443

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$329	$322
Rigid Packaging	62	62
Other	(26)	(26)
Adjusted EBIT	365	358
Less: Amortization of acquired intangible assets from business combinations (1)	(39)	(41)
Less: Impact of hyperinflation (2)	(2)	(17)
Less: Restructuring and related expenses, net (3)	(6)	(28)
Less: Other (4)	(7)	(4)
Interest income	11	10
Interest expense	(86)	(85)
Equity in loss of affiliated companies, net of tax	—	1
Income before income taxes and equity in loss of affiliated companies	$236	$194

(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Restructuring and related expenses, net primarily includes costs incurred in connection with the 2023 Restructuring Plan.
(4)Other includes, for the three months ended September 30, 2024, various expense and income items primarily relating to an impairment charge of $4 million (refer to Note 7 - Fair Value Measurements), and fair value movements on economic hedges. For the three months ended September 30, 2023, Other includes various expense and income items relating to acquisitions, certain litigation reserve settlements, and fair value movements on economic hedges.

    The following table disaggregates net sales by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended September 30,
	2024			2023
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,032	$605	$1,637	$1,024	$676	$1,700
Latin America	271	196	467	285	199	484
Europe	838	—	838	858	—	858
Asia Pacific	411	—	411	401	—	401
Net sales	$2,552	$801	$3,353	$2,568	$875	$3,443

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

	Three Months Ended September 30,
(in millions, except per share amounts)	2024	2023
Numerator
Net income attributable to Amcor plc	$191	$152
Distributed and undistributed earnings attributable to shares to be repurchased	(1)	(1)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$190	$151

Denominator
Weighted-average ordinary shares outstanding	1,444	1,447
Weighted-average ordinary shares to be repurchased by Amcor plc	(4)	(8)
Weighted-average ordinary shares outstanding for EPS—basic	1,440	1,439
Effect of dilutive shares	4	—
Weighted-average ordinary shares outstanding for EPS—diluted	1,444	1,439

Per ordinary share income
Basic earnings per ordinary share	$0.132	$0.105
Diluted earnings per ordinary share	$0.132	$0.105

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 19 million and 27 million shares, for the three months ended September 30, 2024 and 2023, respectively.

Note 14 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of September 30, 2024, the Company has recorded accruals of $12 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $23 million as of September 30, 2024. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of September 30, 2024, the Company provided letters of credit of $14 million, judicial insurance of $2 million, and deposited cash of $12 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of September 30, 2024, the Company has recorded aggregate accruals of $9 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of September 30, 2024, the Company has also recorded aggregate accruals of $41 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three months ended September 30, 2024.

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

Note 15 - Subsequent Events

    On October 31, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.1275 per share to be paid on December 11, 2024 to shareholders of record as of November 21, 2024. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from November 20, 2024 to November 21, 2024, inclusive.

On October 30, 2024, the Company entered into an agreement to sell its 50% consolidated investment in the Bericap North America closures business, which is part of the Rigid Packaging reportable segment, to the Company's joint venture partner for approximately $122 million. The Company expects the transaction to close by the end of calendar year 2024, with proceeds from the sale used to reduce debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our Form 10-K for fiscal year 2024 filed with the U.S. Securities and Exchange Commission (the "SEC") on August 16, 2024, together with the unaudited condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q. Throughout the MD&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended September 30,
($ in millions)	2024		2023
Net sales	$3,353	100.0%	$3,443	100.0%
Cost of sales	(2,694)	(80.3%)	(2,798)	(81.3%)

Gross profit	659	19.7%	645	18.7%

Operating expenses:
Selling, general, and administrative expenses	(315)	(9.4%)	(302)	(8.8%)
Research and development expenses	(28)	(0.8%)	(27)	(0.8%)
Restructuring and related expenses, net	(6)	(0.2%)	(28)	(0.8%)
Other income/(expenses), net	2	0.1%	(18)	(0.5%)

Operating income	312	9.3%	270	7.8%

Interest income	11	0.3%	10	0.3%
Interest expense	(86)	(2.6%)	(85)	(2.5%)
Other non-operating expenses, net	(1)	—%	(1)	—%

Income before income taxes and equity in loss of affiliated companies	236	7.0%	194	5.6%

Income tax expense	(43)	(1.3%)	(39)	(1.1%)
Equity in loss of affiliated companies, net of tax	—	—%	(1)	—%

Net income	$193	5.8%	$154	4.5%

Net income attributable to non-controlling interests	(2)	(0.1%)	(2)	(0.1%)

Net income attributable to Amcor plc	$191	5.7%	$152	4.4%

Overview

    Amcor is a global leader in developing and producing responsible packaging solutions across a variety of materials for food, beverage, pharmaceutical, medical, home and personal-care, and other products. We work with leading companies around the world to protect products, differentiate brands, and improve supply chains. We offer a range of innovative, differentiating flexible and rigid packaging, specialty cartons, closures, and services. We are focused on making packaging that is increasingly recyclable, reusable, lighter weight, and made using an increasing amount of recycled content. In fiscal year 2024, 41,000 Amcor people generated $13.6 billion in annual sales from operations that span 212 locations in 40 countries.

Significant Developments Affecting the Periods Presented

Economic and Market Conditions

    We continue to be impacted by softer consumer demand and customer order volatility in certain markets, and higher costs in certain areas, such as labor costs. The underlying causes for the market volatility being experienced can be attributed to a variety of factors, such as geopolitical tension and conflicts, inflation in many economies impacting consumption and consumer demand, and customer destocking following a period of supply chain constraints. In this context, we have remained focused on taking price and cost actions to offset inflation and aligning our cost base with market dynamics. Sequentially improved volumes over the last three fiscal quarters combined with the realization of benefits from structural cost initiatives and the flexing of our cost base to adjust to market conditions has resulted in improved performance and we expect this improvement to continue in fiscal year 2025. However, there is no assurance that we will meet our performance expectations or that ongoing geopolitical tensions and other factors will not negatively impact our financial results.

Russia-Ukraine Conflict / 2023 Restructuring Plan

    On February 7, 2023, we announced that we expect to invest $110 million to $130 million of the sale proceeds from our Russian business sold in December 2022 for net cash proceeds of $365 million in various cost savings initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). We expect total Plan cash and non-cash net expenses of approximately $220 million.

    As of September 30, 2024, we have initiated restructuring and related projects with an expected net cost of approximately $220 million, of which approximately $130 million is expected to result in net cash expenditures. From the initiation of the Plan until September 30, 2024, we have incurred $82 million in employee-related expenses, $32 million in fixed asset related expenses, $50 million in other restructuring, and $23 million in restructuring related expenses. The Plan has resulted in $86 million of cumulative net cash outflows to date. Management expects to realize an annualized pre-tax benefit of approximately $50 million from structural cost reduction actions taken as a result of all Russia related restructuring by the end of fiscal year 2025.

    For further information, refer to Note 4, "Restructuring," of Part I, "Item 1, Notes to Condensed Consolidated Financial Statements".

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Following the governmental election in the second quarter of fiscal year 2024, Argentina devalued the Argentine Peso by approximately 55% against the U.S. dollar. In the third quarter of fiscal year 2024, the Argentine Peso stabilized against the U.S. dollar and the Argentine peso has since been relatively stable against the U.S. dollar. The impact of highly inflationary accounting in the three months ended September 30, 2024 and 2023 resulted in a negative impact on monetary assets of $2 million and $17 million, respectively, in foreign currency transaction losses that were reflected in the unaudited condensed consolidated statements of income. Our operations in Argentina represented approximately 2% of our consolidated net sales and annual adjusted earnings before interest and tax in the last two fiscal years.

Results of Operations - Three Months Ended September 30, 2024

Consolidated Results of Operations

	Three Months Ended September 30,
($ in millions, except per share data)	2024	2023
Net sales	$3,353	$3,443
Operating income	312	270
Operating income as a percentage of net sales	9.3%	7.8%

Net income attributable to Amcor plc	$191	$152
Diluted Earnings Per Share	$0.132	$0.105

    Net sales decreased by $90 million, or 3%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Excluding negative currency impacts of $16 million and negative impacts from the pass-through of lower raw material costs of $20 million, the remaining variation in net sales for the three months ended September 30, 2024 was a decrease of $54 million, or 2%, reflecting an unfavorable price/mix impact of approximately 3%, partially offset by higher sales volumes of approximately 2%.

    Net income attributable to Amcor plc increased by $39 million, or 26%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, mainly due to an increase in gross profit of $14 million, lower restructuring and related expenses, net, of $22 million, higher other income, net, of $20 million, partially offset by higher selling, general, and administrative expenses of $13 million, and higher income tax expenses of $4 million.

    Diluted earnings per share ("Diluted EPS") increased by $0.027, or 26%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, with the net income available to ordinary shareholders of Amcor plc increasing by 26% due to the above items and the diluted weighted average number of shares remaining in line with the prior year.

Segment Results of Operations

Flexibles Segment

	Three Months Ended September 30,
($ in millions)	2024	2023
Net sales	$2,552	$2,568
Adjusted EBIT	329	322
Adjusted EBIT as a percentage of net sales	12.9%	12.5%

    Net sales decreased by $16 million, or 1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Excluding negative currency impacts of $5 million offset by positive impact from pass-through of higher raw material costs for the same amount, the remaining variation in net sales for the three months ended September 30, 2024 was a decrease of approximately $15 million, or 1%, reflecting unfavorable price/mix impacts of approximately 4%, partially offset by favorable volumes of 3%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $7 million or 2% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Excluding negative currency impacts of $2 million, the remaining increase in Adjusted EBIT for the three months ended September 30, 2024, was $9 million, or 3%, driven by favorable volumes and operating costs performance, partially offset by unfavorable price/mix impacts.

Rigid Packaging Segment

	Three Months Ended September 30,
($ in millions)	2024	2023
Net sales	$801	$875
Adjusted EBIT	62	62
Adjusted EBIT as a percentage of net sales	7.7%	7.1%

    Net sales decreased by $74 million, or 8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Excluding negative currency impacts of $11 million and the negative impact from the pass-through of lower raw material costs of approximately $25 million, the remaining variation in net sales for the three months ended September 30, 2024 was a decrease of approximately $40 million, or 4%, reflecting approximately 4% lower sales volumes.

    Adjusted EBIT remained consistent for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Excluding negative currency impacts of $2 million, the remaining variation in Adjusted EBIT for the three months ended September 30, 2024 was an increase of $2 million, or 2%. This growth reflects favorable operating cost performance and price/mix impacts which more than offset the unfavorable sales volume performance.

Consolidated Gross Profit

	Three Months Ended September 30,
($ in millions)	2024	2023
Gross profit	$659	$645
Gross profit as a percentage of net sales	19.7%	18.7%

    Gross profit increased by $14 million, growing 2%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily driven by the impact of cost savings initiatives, which also drove an increase in gross profit as a percentage of sales to 19.7% for the three months ended September 30, 2024.

Consolidated Selling, General, And Administrative Expenses

	Three Months Ended September 30,
($ in millions)	2024	2023
Selling, general, and administrative expenses	$(315)	$(302)
Selling, general, and administrative expenses as a percentage of net sales	(9.4)%	(8.8)%

    Selling, general, and administrative expenses increased by $13 million, or 4%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily driven by the normalization of management incentive compensation compared to prior year.

Consolidated Restructuring And Related Expenses, Net

	Three Months Ended September 30,
($ in millions)	2024	2023
Restructuring and related expenses, net	$(6)	$(28)
Restructuring and related expenses, net as a percentage of net sales	(0.2%)	(0.8%)

    Restructuring and related expenses, net decreased by $22 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The change was a result of a decrease in expenses relating to the 2023 Restructuring Plan.

Consolidated Other Income/(Expenses), Net

	Three Months Ended September 30,
($ in millions)	2024	2023
Other income/(expenses), net	$2	$(18)
Other income/(expenses), net as a percentage of net sales	0.1%	(0.5)%

    Other income/(expenses), net changed by $20 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The change was primarily driven by the higher negative impact of highly inflationary accounting for subsidiaries in Argentina in the three months ended September 30, 2023.

Consolidated Income Tax Expense

	Three Months Ended September 30,
($ in millions)	2024	2023
Income tax expense	$(43)	$(39)
Effective income tax rate	18.2%	20.1%

    The effective tax rate for the three months ended September 30, 2024 decreased by 1.9 percentage points compared to the three months ended September 30, 2023, primarily due to the difference in magnitude of non-deductible expenses in both periods.

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,
($ in millions)	2024	2023
Net income attributable to Amcor plc, as reported	$191	$152
Add: Net income attributable to non-controlling interests	2	2
Net income	193	154
Add: Income tax expense	43	39
Add: Interest expense	86	85
Less: Interest income	(11)	(10)
EBIT	311	268
Add: Amortization of acquired intangible assets from business combinations (1)	39	41
Add: Impact of hyperinflation (2)	2	17
Add: Restructuring and related expenses, net (3)	6	28
Add: Other (4)	7	4
Adjusted EBIT	$365	$358
Less: Income tax expense	(43)	(39)
Less: Adjustments to income tax expense (5)	(11)	(16)
Less: Interest expense	(86)	(85)
Add: Interest income	11	10
Less: Net income attributable to non-controlling interests	(2)	(2)
Adjusted net income	$234	$226
(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Restructuring and related expenses, net primarily includes costs incurred in connection with the 2023 Restructuring Plan.
(4)Other includes, for the three months ended September 30, 2024, various expense and income items primarily relating to an impairment charge of $4 million (refer to Note 7 - Fair Value Measurements), and fair value movements on economic hedges. For the three months ended September 30, 2023, Other includes various expense and income items relating to acquisitions, certain litigation reserve settlements, and fair value movements on economic hedges.
(5)Net tax impact on items (1) through (4) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of September 30, 2024 and June 30, 2024 is as follows:

($ in millions)	September 30, 2024	June 30, 2024
Current portion of long-term debt	$13	$12
Short-term debt	115	84
Long-term debt, less current portion	7,176	6,603
Total debt	7,304	6,699
Less cash and cash equivalents	(432)	(588)
Net debt	$6,872	$6,111

Supplemental Guarantor Information

    Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Flexibles North America, Inc., Amcor UK Finance plc., Amcor Finance (USA), Inc,. and Amcor Group Finance plc.

• $500 million, 4.000% Guaranteed Senior Notes due 2025 of Amcor Flexibles North America, Inc.
• $300 million, 3.100% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
• $600 million, 3.625% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
• $500 million, 4.500% Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, Inc.
• $500 million, 2.630% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
• $800 million, 2.690% Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
• €500 million, 1.125% Guaranteed Senior Notes due 2027 of Amcor UK Finance plc
• €500 million, 3.950% Guaranteed Senior Notes due 2032 of Amcor UK Finance plc
• $500 million, 5.625% Guaranteed Senior Notes due 2033 of Amcor Finance (USA), Inc.
• $500 million, 5.450% Guaranteed Senior Notes due 2029 of Amcor Group Finance plc

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

Statement of Income for Obligor Group

($ in millions)	Three Months Ended September 30, 2024
Net sales - external	$253
Net sales - to subsidiaries outside the Obligor Group	2
Total net sales	255

Gross profit	61

Net income	$74

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$74

Balance Sheets for Obligor Group

($ in millions)	September 30, 2024	June 30, 2024
Assets
Current assets - external	$1,608	$1,160
Current assets - due from subsidiaries outside the Obligor Group	149	165
Total current assets	1,757	1,325
Non-current assets - external	1,432	1,447
Non-current assets - due from subsidiaries outside the Obligor Group	12,972	12,538
Total non-current assets	14,404	13,985
Total assets	$16,161	$15,310
Liabilities
Current liabilities - external	$2,611	$2,341
Current liabilities - due to subsidiaries outside the Obligor Group	15	34
Total current liabilities	2,626	2,375
Non-current liabilities - external	7,352	6,815
Non-current liabilities - due to subsidiaries outside the Obligor Group	11,082	10,822
Total non-current liabilities	18,434	17,637
Total liabilities	$21,060	$20,012

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes in critical accounting estimates and judgments as of September 30, 2024 from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Overview

	Three Months Ended September 30,
($ in millions)	2024	2023
Net cash used in operating activities	$(269)	$(135)
Net cash used in investing activities	(155)	(142)
Net cash provided by financing activities	237	141

Cash Flow Overview

    Net Cash Used in Operating Activities

    Net cash used in operating activities increased by $134 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The change is primarily driven by higher working capital outflows in the current period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $13 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The change is primarily driven by higher outflows for purchase of property, plant, and equipment compared to the prior period.

    Net Cash Provided by Financing Activities

    Net cash provided by financing activities increased by $96 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The change is primarily driven by higher drawdowns of commercial paper in the current period and prior period share buyback activity which did not reoccur in the current period.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of September 30, 2024, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of September 30, 2024 and June 30, 2024 was $6.9 billion and $6.1 billion, respectively.

Debt Facilities

    As of September 30, 2024, we had undrawn credit facilities available in the amount of $1.9 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. On April 23, 2024, we extended the maturity of our three-year syndicated facility agreement by one year until April 2026. The three-year syndicated facility agreement will be reduced from $1.9 billion to $1.7 billion effective April 2025. Our five-year syndicated credit facility matures in April 2027 and provides a revolving credit facility of $1.9 billion. The three-year facility has one 12-month option available to us to extend the maturity date and the five-year facility has two 12-month options available to us to extend the maturity date.

    As of September 30, 2024, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $1.9 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million.

Dividend Payments

    We declared and paid a $0.1250 cash dividend per ordinary share during the three months ended September 30, 2024.

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

Share Repurchases

    On February 7, 2023, our Board of Directors approved a $100 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and CDIs of the $100 million buyback for twelve months. During the three months ended September 30, 2024, no shares were repurchased under this program.

    We had cash outflows of $43 million and $45 million for the purchase of our own shares during the three months ended September 30, 2024 and 2023, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of September 30, 2024 and June 30, 2024, we held treasury shares at a cost of $9 million and $11 million, respectively, representing approximately 1 million shares at both dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended September 30, 2024. For additional information, refer to Note 7, "Fair Value Measurements," and Note 8, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 14, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    Other than the update to the risk factor set forth below, there have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Additional risks not currently known to us or that we currently deem to be immaterial may also materially affect our consolidated financial position, results of operations, or cash flows.

Attracting and Retaining Skilled Workforce — If we are unable to attract and retain our global executive management team and our skilled workforce, we may be adversely affected.

    Our continued success depends on our ability to identify, attract, develop, and retain skilled and diverse personnel in our global executive management team and our operations. We focus on our talent acquisition processes, as well as our onboarding and talent and leadership programs, to ensure that our key new hires and skilled personnel’s efficiency and effectiveness align with Amcor’s values and ways of working. In March 2024, we announced the retirement of our Chief Executive Officer Ron Delia and the appointment of Peter Konieczny as our Interim Chief Executive Officer. On September 4, 2024, after a robust internal and external search, the Board of Directors of the Company appointed Mr. Konieczny as the Chief Executive Officer of the Company, effective immediately. Any failure to successfully transition key roles could impact our ability to execute on our strategic plans, make it difficult to meet our performance objectives, and be disruptive to our business.

    We are also, at times, impacted by regional labor shortages, inflationary pressures on wages, a competitive labor market, and changing demographics. While we have been successful to date in responding to regional labor shortages and maintaining plans for continuity of succession, there can be no assurance that we will be able to manage future labor shortages or recruit, develop, assimilate, motivate, and retain employees in the future who actively promote and meet the standards of our culture.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    We did not repurchase shares during the three months ended September 30, 2024. The table below is presented in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
July 1 - 31, 2024	—	$—	—	$39
August 1 - 31, 2024	—	—	—	39
September 1 - 30, 2024	—	—	—	39
Total	—	$—	—

(1)On February 7, 2023, our Board of Directors approved an on market share buyback of up to $100 million of ordinary shares and/or CDIs during the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and/or CDIs of the $100 million buyback for an additional twelve months. The timing, volume, and nature of share repurchases may be amended, suspended, or discontinued at any time.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

    The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit		Description
10.1
CEO Letter Agreement between Amcor plc, Amcor Group GmbH, and Peter Konieczny, dated as of September 4, 2024 (incorporated by reference to Exhibit 10.1 to Amcor plc's Current Report on Form 8-K filed on September 4, 2024).*

10.2
COO Letter Agreement between Amcor Flexibles North America, Inc. and Fred Stephan, dated as of September 5, 2024 (incorporated by reference to Exhibit 10.1 to Amcor plc's Current Report on Form 8-K filed on September 5, 2024).*

10.3
Employment Agreement between Amcor Flexibles North America, Inc. and Fred Stephan, dated as of June 21, 2019 (incorporated by reference to Exhibit 10.2 to Amcor plc's Current Report on Form 8-K filed on September 5, 2024).*

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

AMCOR PLC

Date	November 1, 2024	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	November 1, 2024	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)