Form 10-Q
period 2024-12-31
Amcor plc
filed 2025-02-05
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of February 3, 2025, the registrant had 1,445,343,212 ordinary shares, $0.01 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

    This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "commit," "estimate," "potential," "ambitions," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. Neither Amcor nor any of its respective directors, executive officers, or advisors, provide any representation, assurance, or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur or if any of them do occur, what impact they will have on the business, results of operations or financial condition of Amcor. Should any risks and uncertainties develop into actual events, these developments could have a material adverse effect on Amcor's business, the proposed Transaction and the ability to successfully complete the proposed Transaction and realize its expected benefits. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

•occurrence of any event, change or other circumstance that could give rise to the termination of the Agreement and Plan of Merger ("Merger Agreement") in connection with the proposed merger (the "Transaction") of Amcor and Berry Global Group, Inc. ("Berry");
•risk that the conditions to the completion of the proposed Transaction with Berry (including shareholder and regulatory approvals) are not satisfied in a timely manner or at all;
•risks arising from the integration of the Amcor and Berry businesses;
•risk that the anticipated benefits of the proposed Transaction may not be realized when expected or at all;
•risk of unexpected costs or expenses resulting from the proposed Transaction;
•risk of litigation related to the proposed Transaction;
•risks related to the disruption of management's time from ongoing business operations as a result of the proposed Transaction;
•risk that the proposed Transaction may have an adverse effect on our ability to retain key personnel and customers;
•general economic, market and social developments and conditions;
•evolving legal, regulatory and tax regimes under which we operate;
•potential business uncertainty, including changes to existing business relationships, during the pendency of the proposed Transaction that could affect our financial performance;
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

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2024	2023	2024	2023
Net sales	$3,241	$3,251	$6,594	$6,694
Cost of sales	(2,615)	(2,630)	(5,309)	(5,428)

Gross profit	626	621	1,285	1,266

Selling, general, and administrative expenses	(295)	(299)	(610)	(601)
Research and development expenses	(27)	(28)	(55)	(55)
Restructuring and other activities, net	(33)	(24)	(39)	(52)
Other income/(expenses), net	26	(28)	28	(46)

Operating income	297	242	609	512

Interest income	9	11	20	21
Interest expense	(81)	(89)	(167)	(174)
Other non-operating income/(expenses), net	(1)	1	(2)	—

Income before income taxes and equity in income/(loss) of affiliated companies	224	165	460	359

Income tax expense	(58)	(28)	(101)	(67)
Equity in income/(loss) of affiliated companies, net of tax	1	(1)	1	(2)

Net income	$167	$136	$360	$290

Net income attributable to non-controlling interests	(4)	(2)	(6)	(4)

Net income attributable to Amcor plc	$163	$134	$354	$286

Basic earnings per share:	$0.113	$0.093	$0.245	$0.198
Diluted earnings per share:	$0.113	$0.092	$0.244	$0.198
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Net income	$167	$136	$360	$290
Other comprehensive income/(loss):
Net gains on cash flow hedges, net of tax (a)	3	2	4	3
Foreign currency translation adjustments, net of tax (b)	(106)	99	(105)	31
Excluded components of fair value hedges	(22)	—	(11)	—
Pension, net of tax (c)	(3)	—	(2)	1
Other comprehensive income/(loss)	(128)	101	(114)	35
Total comprehensive income	39	237	246	325
Comprehensive income attributable to non-controlling interests	(4)	(2)	(6)	(4)
Comprehensive income attributable to Amcor plc	$35	$235	$240	$321

(a) Tax expense related to cash flow hedges	$—	$(1)	$(1)	$(1)
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$(4)	$3	$(3)	$2
(c) Tax benefit related to pension adjustments	$1	$—	$1	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$445	$588
Trade receivables, net of allowance for credit losses of $22 and $24, respectively	1,775	1,846
Inventories, net:
Raw materials and supplies	927	862
Work in process and finished goods	1,199	1,169
Prepaid expenses and other current assets	559	500
Total current assets	4,905	4,965
Non-current assets:
Property, plant, and equipment, net	3,629	3,763
Operating lease assets	537	567
Deferred tax assets	145	148
Other intangible assets, net	1,317	1,391
Goodwill	5,273	5,345
Employee benefit assets	34	34
Other non-current assets	325	311
Total non-current assets	11,260	11,559
Total assets	$16,165	$16,524
Liabilities
Current liabilities:
Current portion of long-term debt	$13	$12
Short-term debt	91	84
Trade payables	2,380	2,580
Accrued employee costs	292	399
Other current liabilities	1,121	1,186
Total current liabilities	3,897	4,261
Non-current liabilities:
Long-term debt, less current portion	6,837	6,603
Operating lease liabilities	458	488
Deferred tax liabilities	553	584
Employee benefit obligations	200	217
Other non-current liabilities	429	418
Total non-current liabilities	8,477	8,310
Total liabilities	$12,374	$12,571

Commitments and contingencies (See Note 17)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,445 and 1,445 million shares, respectively)	$14	$14
Additional paid-in capital	4,045	4,019
Retained earnings	869	879
Accumulated other comprehensive loss	(1,134)	(1,020)
Treasury shares (1 and 1 million shares, respectively)	(10)	(11)
Total Amcor plc shareholders' equity	3,784	3,881
Non-controlling interests	7	72
Total shareholders' equity	3,791	3,953
Total liabilities and shareholders' equity	$16,165	$16,524
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2024	2023
Cash flows from operating activities:
Net income	$360	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	267	295
Net periodic benefit cost	9	7
Amortization of debt discount and other deferred financing costs	7	5
Net gain on disposal of property, plant, and equipment	—	(1)
Net gain on disposal of businesses	(8)	—
Equity in (income)/loss of affiliated companies	(1)	2
Net foreign exchange loss	—	35
Share-based compensation	18	6
Other, net	20	(47)
Loss from highly inflationary accounting for Argentine subsidiaries	17	86
Deferred income taxes, net	(27)	(5)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(503)	(445)
Net cash provided by operating activities	159	228
Cash flows from investing activities:
Investments in affiliated companies and other	—	(3)
Business acquisitions	(11)	(19)
Purchase of property, plant, and equipment, and other intangible assets	(243)	(245)
Proceeds from divestitures, net of cash divested	113	—
Proceeds from sales of property, plant, and equipment, and other intangible assets	7	11
Net cash used in investing activities	(134)	(256)
Cash flows from financing activities:
Proceeds from exercise of options	14	—
Purchase of treasury shares and tax withholdings for share-based incentive plans	(52)	(51)
Proceeds from issuance of long-term debt	2	—
Repayment of long-term debt	(2)	(21)
Financing-related transaction fees	(11)	—
Net borrowing of commercial paper	287	322
Net repayment of short-term debt	(9)	(44)
Repayment of lease liabilities	(6)	(6)
Share buybacks/cancellations	—	(30)
Dividends paid	(366)	(361)
Net cash used in financing activities	(143)	(191)

Effect of exchange rates on cash and cash equivalents	(25)	(40)

Net decrease in cash and cash equivalents	(143)	(259)
Cash and cash equivalents balance at beginning of year	588	689

Cash and cash equivalents balance at end of period	$445	$430

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$140	$162
Income taxes paid	$127	$124

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$68	$59
Contingent purchase considerations related to acquired businesses, accrued but not paid	$15	$27
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of September 30, 2023	$14	$3,983	$841	$(928)	$(12)	$66	$3,964
Net income			134			2	136
Other comprehensive income				101		—	101
Dividends declared ($0.125 per share)			(180)			(5)	(185)
Shares vested		(4)			4		—
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		3					3
Purchase of treasury shares					(3)		(3)
Share-based compensation expense		11					11
Balance as of December 31, 2023	$14	$3,993	$795	$(827)	$(11)	$63	$4,027

Balance as of June 30, 2023	$14	$4,021	$865	$(862)	$(12)	$64	$4,090
Net income			286			4	290
Other comprehensive income				35		—	35
Share buyback/cancellations	—	(30)					(30)
Dividends declared ($0.2475 per share)			(356)			(5)	(361)
Shares vested and related tax withholdings		(52)			49		(3)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		48					48
Purchase of treasury shares					(48)		(48)
Share-based compensation expense		6					6
Balance as of December 31, 2023	$14	$3,993	$795	$(827)	$(11)	$63	$4,027

Balance as of September 30, 2024	$14	$4,030	$890	$(1,006)	$(9)	$74	$3,993
Net income			163			4	167
Other comprehensive loss				(128)		—	(128)
Dividends declared ($0.1275 per share)			(184)			(2)	(186)
Options exercised and shares vested, and related tax withholdings		(2)			3		1
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		4					4
Purchase of treasury shares					(4)		(4)
Share-based compensation expense		13					13
Change in non-controlling interests						(69)	(69)
Balance as of December 31, 2024	$14	$4,045	$869	$(1,134)	$(10)	$7	$3,791

Balance as of June 30, 2024	$14	$4,019	$879	$(1,020)	$(11)	$72	$3,953
Net income			354			6	360
Other comprehensive loss				(114)		—	(114)
Dividends declared ($0.2525 per share)			(364)			(2)	(366)
Options exercised and shares vested, and related tax withholdings		(39)			48		9
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		47					47
Purchase of treasury shares					(47)		(47)
Share-based compensation expense		18					18
Change in non-controlling interests						(69)	(69)
Balance as of December 31, 2024	$14	$4,045	$869	$(1,134)	$(10)	$7	$3,791
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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. Further, the year-end condensed consolidated balance sheet data as of June 30, 2024, was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. It is management's opinion, however, that all material and recurring adjustments have been made that are necessary for a fair statement of the Company's interim financial position, results of operations, and cash flows. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

    In November 2024, the FASB issued ASU 2024-03 that requires companies to disclose disaggregated information about certain income statement expense line items. The ASU becomes effective for the Company for annual periods beginning July 1, 2027, and interim reporting periods beginning with the first quarter of fiscal year 2029, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have an immaterial impact on the Company's consolidated financial statements.

Note 3 - Pending Merger with Berry Global Group, Inc.

    On November 19, 2024, the Company, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Berry Global Group, Inc., a Delaware corporation (“Berry”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for, among other things and subject to the satisfaction or waiver of specified conditions set forth therein, the merger of Merger Sub with and into Berry (the “Merger”), with Berry surviving the Merger as a wholly-owned subsidiary of Amcor. The board of directors of Amcor (the “Amcor Board”) and the board of directors of Berry (the “Berry Board”) have unanimously approved the Merger Agreement and the transactions contemplated thereby.

    Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Berry common stock issued and outstanding (excluding shares held by Berry as treasury stock immediately prior to the Effective Time) will be converted into the right to receive 7.25 fully paid and nonassessable Amcor ordinary shares (and, if applicable, cash in lieu of fractional shares), less any applicable withholding taxes.

    Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (1) the adoption of the Merger Agreement by the shareholders of Berry, (2) the approval of the issuance of Amcor ordinary shares in the Merger by Amcor shareholders, and (3) receipt of applicable regulatory approvals.

    Both Amcor and Berry have termination rights under the Merger Agreement. Amcor will be required to pay Berry a termination fee equal to $260 million in specified circumstances, including if Amcor terminates the Merger Agreement to enter into a superior proposal or if Berry terminates the Merger Agreement following a change of recommendation by the Amcor Board, in each case, subject to the terms and conditions of the Merger Agreement. Berry will be required to pay Amcor a termination fee equal to $260 million in specified circumstances, including if Berry terminates the Merger Agreement to enter into a superior proposal or if Amcor terminates the Merger Agreement following a change of recommendation by the Berry Board, in each case, subject to the terms and conditions of the Merger Agreement.

Note 4 - Acquisitions and Disposals

Fiscal Year 2024 - Acquisition

    On September 27, 2023, the Company completed the acquisition of a small manufacturer of flexible packaging for food, home care, and personal care applications in India for purchase consideration of $14 million plus the assumption of debt of $10 million. The acquisition is part of the Company's Flexibles reportable segment and resulted in the recognition of goodwill of $12 million. Goodwill is not deductible for tax purposes.

    The fair value estimates for the acquisition were based on market, and cost valuation methods. Pro forma information related to the acquisition has not been presented, as the effect of the acquisition on the Company's condensed consolidated financial statements was not material.

Fiscal year 2025 - Disposals

    On November 25, 2024, the Company completed the sale of a non-core business in France in the Flexibles reportable segment, recording a pre-tax net loss on sale of $7 million which includes a $4 million impairment charge recorded in the first quarter of fiscal year 2025. The loss has been recorded as other income/(expenses), net within the unaudited condensed consolidated statements of income.

    On December 27, 2024, the Company completed the sale of its 50% equity interest in the Bericap North America closures business ("Bericap"), which was fully consolidated under the Rigid Packaging reportable segment, for cash consideration of $123 million. The sale resulted in a pre-tax net gain of $15 million which was recorded as other income/(expenses), net, within the unaudited condensed consolidated statements of income. The proceeds from the sale were used to reduce the Company's debt.

Note 5 - Restructuring and Other Activities, Net

    Restructuring and other activities, net, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Transaction costs	$(10)	$—	$(10)	$—
Restructuring and related expenses, net	(23)	(24)	(29)	(52)
Restructuring and other activities, net	$(33)	$(24)	$(39)	$(52)

    Transaction costs include incremental costs incurred in connection with the Merger. Refer to Note 3, "Pending Merger with Berry Global Group, Inc."

    Refer to Note 6, "Restructuring" for information on restructuring and related expenses, net.

Note 6 - Restructuring

    Restructuring and related expenses, net, were $23 million and $24 million during the three months ended December 31, 2024, and 2023, respectively, and $29 million and $52 million during the six months ended December 31, 2024 and 2023, respectively. The Company's restructuring activities for the three and six months ended December 31, 2024, and 2023, were primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more complete information on its restructuring activities.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it will allocate approximately $110 million to $130 million of the sale proceeds from the Russian business to various cost saving initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). The Company expects total Plan cash and non-cash net expenses of approximately $220 million, of which approximately $100 million relates to employee related expenses, approximately $30 million to fixed asset related expenses (net of expected gains on asset disposals), approximately $55 million to other restructuring expenses, and approximately $35 million to restructuring related expenses. The projects initiated as of December 31, 2024 are expected to result in approximately $130 million of net cash expenditures. The Plan includes both the Flexibles and Rigid Packaging reportable segments and has been largely completed as of December 31, 2024.

    From the initiation of the Plan through December 31, 2024, the Company has incurred $99 million in employee related expenses, $33 million in fixed asset related expenses, $52 million in other restructuring, and $24 million in restructuring related expenses, with $182 million incurred in the Flexibles reportable segment and $26 million incurred in the Rigid Packaging reportable segment. The Plan has resulted in cumulative net cash outflows of $96 million. Additional cash payments of approximately $34 million, net of estimated proceeds from disposals, are expected until completion of the Plan, which predominantly relates to the Flexibles reportable segment.

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

Consolidated Restructuring Plans

    The total costs incurred from the beginning of the Company's 2023 Restructuring Plan and Other Restructuring Plans are as follows:

($ in millions)	2023 Restructuring Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses
Fiscal year 2023	$94	$17	$111
Fiscal year 2024	87	10	97
Fiscal year 2025, first quarter	6	—	6
Fiscal year 2025, second quarter	21	2	23
Net expenses incurred	$208	$29	$237
(1)Includes restructuring related expenses from the 2023 Restructuring Plan of $6 million, $15 million, $2 million, and $1 million for fiscal year 2023, fiscal year 2024, first quarter of fiscal year 2025, and second quarter of fiscal year 2025 respectively. In the three and six months ended December 31, 2024, $1 million of the restructuring and related expenses, net, were incurred in the Rigid Packaging reportable segment and the remainder in the Flexibles reportable segment.
(2)Includes restructuring related costs of $4 million in both fiscal years 2023 and 2024, and $1 million in the second quarter of fiscal year 2025.

    An analysis of the restructuring charges by type incurred is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Employee related expenses	$18	$(3)	$18	$13
Fixed asset related expenses	1	6	2	12
Other expenses	2	16	5	19
Total restructuring expenses, net	$21	$19	$25	$44

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2024	$80	$3	$19	$102
Net charges to earnings	18	2	5	25
Cash paid	(15)	(3)	(19)	(37)
Non-cash and other	—	(2)	—	(2)
Foreign currency translation	(2)	—	—	(2)
Liability balance as of December 31, 2024	$81	$—	$5	$86

    The table above includes liabilities arising from the 2023 Restructuring Plan and Other Restructuring Plans. The majority of the accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 7 - Supply Chain Financing Arrangements

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

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of December 31, 2024, and June 30, 2024, the amounts due to suppliers participating in the Company’s SCF programs amounted to $0.8 billion and $1.1 billion, respectively.

Note 8 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2024	$4,373	$972	$5,345
Disposals (1)	(1)	(30)	(31)
Foreign currency translation	(37)	(4)	(41)
Balance as of December 31, 2024	$4,335	$938	$5,273
(1)Disposals are detailed in Note 4, "Acquisitions and Disposals".

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	December 31, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,993	$(853)	$1,140
Computer software	277	(185)	92
Other	336	(251)	85
Total other intangible assets	$2,606	$(1,289)	$1,317

	June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,999	$(791)	$1,208
Computer software	272	(182)	90
Other (2)	334	(241)	93
Total other intangible assets	$2,605	$(1,214)	$1,391
(1)Accumulated amortization and impairment as of December 31, 2024, and June 30, 2024 included $34 million of accumulated impairment in the Other category.
(2)As of June 30, 2024, Other included $17 million of acquired intellectual property assets not yet being amortized as the related R&D projects had not yet been completed.

    Amortization expenses for intangible assets were $42 million and $47 million during the three months ended December 31, 2024 and 2023, respectively, and $84 million and $91 million during the six months ended December 31, 2024 and 2023, respectively.

Note 9 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of December 31, 2024, and June 30, 2024, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company's long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of long-term debt with fixed interest rates were as follows:

	December 31, 2024		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper (1) and finance leases)	$5,126	$5,035	$5,141	$4,973
(1)As of December 31, 2024, the Company had interest rate swap contracts outstanding for a total notional amount of commercial paper of $400 million, maturing on June 30, 2025. These contracts are considered to be economic hedges and the related $400 million notional amount of commercial paper is also excluded from the total long-term debt with fixed interest rates.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$3	$—	$3
Forward exchange contracts	—	5	—	5
Total assets measured at fair value	$—	$8	$—	$8

Liabilities
Contingent purchase consideration	$—	$—	$25	$25
Commodity contracts	—	1	—	1
Forward exchange contracts	—	8	—	8
Interest rate swaps	—	86	—	86
Cross currency swaps	—	23	—	23
Total liabilities measured at fair value	$—	$118	$25	$143

	June 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$2	$—	$2
Forward exchange contracts	—	2	—	2
Total assets measured at fair value	$—	$4	$—	$4

Liabilities
Contingent purchase consideration	$—	$—	$36	$36
Commodity contracts	—	1	—	1
Forward exchange contracts	—	4	—	4
Interest rate swaps	—	92	—	92
Cross currency swaps	—	16	—	16
Total liabilities measured at fair value	$—	$113	$36	$149

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of December 31, 2024, the Company had contingent purchase consideration liabilities of $25 million, consisting of $15 million of contingent purchase consideration predominantly relating to fiscal year 2023 acquisitions and a $10 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material.

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

    In the first quarter of fiscal year 2025, the Company recorded an impairment charge of $4 million within the Flexibles reportable segment, to adjust the carrying value of the net assets of $11 million that were held for sale to their estimated fair value less cost to sell. The Company completed the sale of these non-core assets in the three months ended December 31, 2024. Refer to Note 4, "Acquisitions and Disposals".

    During the three months ended December 31, 2024, and 2023, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill. For information on long-lived asset impairments, refer to fixed asset related expenses in Note 6, "Restructuring".

Note 10 - Derivative Instruments

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

    On August 5, 2024, the Company entered into an interest rate swap contract for a notional amount of $500 million, which was subsequently downsized to $400 million notional on November 4, 2024. Under the terms of the contract, the Company pays a fixed rate of interest of 4.30% and receives a variable rate of interest, based on compound overnight Secured Overnight Financing Rate ("SOFR"), effective from August 12, 2024, through June 30, 2025, with monthly settlements commencing on September 1, 2024. The interest rate swap contract will economically hedge the SOFR component of the Company's forecasted commercial paper issuances. As of December 31, 2024, the Company had no other receive-variable/pay-fixed interest rate swaps outstanding. As of June 30, 2024, the Company did not have receive-variable, pay-fixed interest rate swaps outstanding. The Company did not apply hedge accounting on these economic hedging instruments.

    As of December 31, 2024, and June 30, 2024, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps was $650 million.

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

    As of December 31, 2024, and June 30, 2024, the notional amounts of the outstanding forward contracts were $613 million and $556 million, respectively.

    In May 2024, the Company entered into cross currency swap contracts for a total notional amount of $500 million. Under the terms of the contracts, the Company swapped the U.S. dollar notional and periodic interest payments to Swiss francs to manage foreign currency risk and receives a fixed U.S. dollar rate of interest of 5.450% and pays a fixed weighted-average Swiss franc rate of interest of 2.218%. The Company has designated these cross currency swap contracts as a fair value hedge of its $500 million notes and recognizes the components excluded from the hedging relationship in accumulated other comprehensive loss ("AOCI") and reclassifies into earnings through the accrual of the periodic interest settlements on the swaps.

    At December 31, 2024 and June 30, 2024, the Company had cross currency swaps with a notional amount of $500 million outstanding.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	December 31, 2024	June 30, 2024
Commodity	Volume	Volume
Aluminum	19,293 tons	10,673 tons
PET resin	24,722,727 lbs.	27,916,666 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	December 31, 2024	June 30, 2024
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$3	$2
Forward exchange contracts	Other current assets	5	2
Total current derivative contracts		8	4
Total non-current derivative contracts		—	—
Total derivative asset contracts		$8	$4

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$1
Forward exchange contracts	Other current liabilities	6	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	2	1
Total current derivative contracts		9	5
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	86	92
Cross currency swaps	Other non-current liabilities	23	16
Total non-current derivative contracts		109	108
Total derivative liability contracts		$118	$113

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Loss Reclassified from AOCI into Income	Loss Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2024	2023	2024	2023
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(1)	$—	$—	$(1)
Forward exchange contracts	Net sales	—	(1)	—	—
Treasury locks	Interest expense	—	—	(1)	(1)
Total		$(1)	$(1)	$(1)	$(2)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2024	2023	2024	2023
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income/(expenses), net	$(2)	$6	$(2)	$8
Interest rate swaps	Other income/(expenses), net	1	(6)	—	(9)
Total		$(1)	$—	$(2)	$(1)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2024	2023	2024	2023
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(19)	$25	$6	$14
Cross currency swaps (1)	Interest expense	4	—	7	—
Cross currency swaps	Other income/(expenses), net	38	—	3	—
Total		$23	$25	$16	$14

(1)Represents the gains for amounts excluded from the effectiveness testing.

Note 11 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for defined benefit plans included the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Service cost	$3	$5	$7	$9
Interest cost	13	12	26	25
Expected return on plan assets	(13)	(14)	(26)	(28)
Amortization of actuarial loss	2	1	3	2
Amortization of prior service credit	(1)	(1)	(2)	(2)
Settlement costs	1	—	1	1
Net periodic benefit cost	$5	$3	$9	$7

    Service cost is included in operating income. All other components of net periodic benefit cost are recorded within other non-operating income/(expenses), net.

    Settlement costs for the three months ended December 31, 2024, relate to payments made to certain eligible active and terminated vested participants, in one of the Company's closed principal funded defined benefit plans in the United States (the "U.S. Plan"), who opted to receive a lump-sum payment. The settlement reduced both the projected benefit obligation and fair value of plan assets of the U.S. Plan by $27 million and resulted in a non-cash settlement charge of approximately $2 million related to the accelerated recognition of unamortized net actuarial losses in accumulated other comprehensive loss. This loss was partially offset by a non-cash settlement gain of approximately $1 million following the sale of Bericap.

Note 12 - Debt

    In connection with the contemplated Merger (refer to Note 3, "Pending Merger with Berry Global Group, Inc."), the Company entered into a commitment letter with lending institutions, dated as of November 19, 2024, to provide a 364-day senior unsecured bridge loan facility (the "Bridge Facility") in an aggregate principal amount of up to $3.0 billion to fund the repayment of certain outstanding debt of Berry upon the closing of the Merger, and the payment of fees and expenses related to the Merger. The Company paid a commitment fee of $11 million on the Bridge Facility in the three months ended December 31, 2024. The principal amount will be available in a single drawing on the closing date of the Merger. The Bridge Facility is subject to customary terms and conditions.

    As of December 31, 2024, the Company had not converted the commitment into a Bridge Facility and therefore there were no outstanding borrowings on the Bridge Facility. If the Company obtains additional funding by issuing securities or obtaining other loans, the amount of the Bridge Facility will be correspondingly reduced.

Note 13 - Income Taxes

    The provision for income taxes for the three and six months ended December 31, 2024 and 2023 is based on the Company’s estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in income/(loss) of affiliated companies, and is adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended December 31, 2024, increased by 8.9 percentage points compared to the three months ended December 31, 2023 from 17.0% to 25.9%, primarily due to the tax impact of the divestiture of Bericap in the current period, and differences in the magnitudes of non-deductible expenses and discrete events between the periods.

    The effective tax rate for the six months ended December 31, 2024, increased by 3.3 percentage points compared to the six months ended December 31, 2023 from 18.7% to 22.0%, primarily due to the tax impact of the divestiture of Bericap in the current period, and differences in the magnitudes of non-deductible expenses and discrete events between the periods.

Note 14 - Shareholders' Equity

    The changes in ordinary and treasury shares during the six months ended December 31, 2024, and 2023 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2023	1,448	$14	1	$(12)
Share buyback / cancellations	(3)	—	—	—
Shares vested	—	—	(4)	49
Purchase of treasury shares	—	—	4	(48)
Balance as of December 31, 2023	1,445	$14	1	$(11)

Balance as of June 30, 2024	1,445	$14	1	$(11)
Options exercised and shares vested	—	—	(4)	48
Purchase of treasury shares	—	—	4	(47)
Balance as of December 31, 2024	1,445	$14	1	$(10)

    The changes in the components of accumulated other comprehensive loss, net of tax, during the six months ended December 31, 2024, and 2023 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)
Balance as of June 30, 2023	$(823)	$(13)	$(10)	$(16)	$(862)
Other comprehensive income before reclassifications	31	—	—	1	32
Amounts reclassified from accumulated other comprehensive loss	—	—	1	2	3
Net current period other comprehensive income	31	—	1	3	35
Balance as of December 31, 2023	$(792)	$(13)	$(9)	$(13)	$(827)

Balance as of June 30, 2024	$(931)	$(13)	$(55)	$(21)	$(1,020)
Other comprehensive loss before reclassifications	(113)	—	(4)	(8)	(125)
Amounts reclassified from accumulated other comprehensive loss	8	—	2	1	11
Net current period other comprehensive loss	(105)	—	(2)	(7)	(114)
Balance as of December 31, 2024	$(1,036)	$(13)	$(57)	$(28)	$(1,134)

    The following tables provide details of amounts reclassified from AOCI into income:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)	$(2)	$(2)
Amortization of actuarial loss	2	1	3	2
Effect of pension settlement	1	—	1	1
Total before tax effect	2	—	2	1
Tax effect	—	—	—	—
Total net of tax	$2	$—	$2	$1

Losses on cash flow hedges:
Commodity contracts	$1	$—	$—	$1
Forward exchange contracts	—	1	—	—
Treasury locks	—	—	1	1
Total before tax effect	1	1	1	2
Tax effect	—	—	—	—
Total net of tax	$1	$1	$1	$2

Losses on foreign currency translation
Foreign currency translation adjustment	$8	$—	$8	$—
Total before tax effect	8	—	8	—
Tax effect	—	—	—	—
Total net of tax	$8	$—	$8	$—

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    To protect the Company from share price volatility, the Company has entered into forward contracts for the purchase of its ordinary shares. As of December 31, 2024, the Company had forward contracts outstanding that were entered into in September 2022 and mature in March 2025 to purchase 2 million shares at a weighted average price of $12.16. As of June 30, 2024, the Company had forward contracts outstanding that were entered into in September 2022 and matured in September 2024 to purchase 6 million shares at a weighted average price of $12.11. During the six months ended December 31, 2024, the Company settled 4 million shares which related to outstanding forward contracts as of June 30, 2024.

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

Note 15 - Segments

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

    The following table presents information about reportable segments:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Flexibles	$2,511	$2,481	$5,062	$5,049
Rigid Packaging	730	770	1,532	1,645
Net sales	$3,241	$3,251	$6,594	$6,694

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$322	$312	$651	$634
Rigid Packaging	53	51	115	113
Other	(12)	(11)	(38)	(38)
Adjusted EBIT	363	352	728	709
Less: Amortization of acquired intangible assets from business combinations (1)	(40)	(43)	(79)	(83)
Less: Impact of hyperinflation (2)	(3)	(34)	(5)	(51)
Less: Restructuring and related expenses, net (3)	(23)	(24)	(29)	(52)
Less: Other (4)	—	(9)	(7)	(13)
Interest income	9	11	20	21
Interest expense	(81)	(89)	(167)	(174)
Equity in (income)/loss of affiliated companies, net of tax	(1)	1	(1)	2
Income before income taxes and equity in (income)/loss of affiliated companies	$224	$165	$460	$359

(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Restructuring and related expenses, net, primarily includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6 - "Restructuring" for further information.
(4)Other includes, for the three and six months ended December 31, 2024, various expense and income items primarily relating to a pre-tax gain on the disposal Bericap of $15 million, offset by transaction costs related to the announced Merger of $10 million, and a loss on disposal of a non-core business. Refer to Note 3 - "Pending Merger with Berry Global Group, Inc." and Note 4 - "Acquisitions and Disposals" for further information. For the three and six months ended December 31, 2023, Other includes various expense and income items relating to acquisitions, retroactive foil duties, certain litigation reserve settlements, and fair value movements on economic hedges.

    The following tables disaggregate net sales by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended December 31,
	2024			2023
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$980	$519	$1,499	$951	$549	$1,500
Latin America	250	211	461	265	221	486
Europe	857	—	857	864	—	864
Asia Pacific	424	—	424	401	—	401
Net sales	$2,511	$730	$3,241	$2,481	$770	$3,251

	Six Months Ended December 31,
	2024			2023
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$2,011	$1,124	$3,135	$1,975	$1,225	$3,200
Latin America	521	408	929	550	420	970
Europe	1,695	—	1,695	1,722	—	1,722
Asia Pacific	835	—	835	802	—	802
Net sales	$5,062	$1,532	$6,594	$5,049	$1,645	$6,694

Note 16 - Earnings Per Share Computations

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator
Net income attributable to Amcor plc	$163	$134	$354	$286
Distributed and undistributed earnings attributable to shares to be repurchased	—	(1)	(1)	(1)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$163	$133	$353	$285

Denominator
Weighted-average ordinary shares outstanding	1,445	1,444	1,445	1,445
Weighted-average ordinary shares to be repurchased by Amcor plc	(2)	(5)	(3)	(6)
Weighted-average ordinary shares outstanding for EPS—basic	1,443	1,439	1,442	1,439
Effect of dilutive shares	3	1	3	1
Weighted-average ordinary shares outstanding for EPS—diluted	1,446	1,440	1,445	1,440

Per ordinary share income
Basic earnings per ordinary share	$0.113	$0.093	$0.245	$0.198
Diluted earnings per ordinary share	$0.113	$0.092	$0.244	$0.198
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 17 million and 18 million shares for the three and six months ended December 31, 2024, respectively. The excluded stock awards represented an aggregate of 35 million and 31 million shares, for the three and six months ended December 31, 2023, respectively.

Note 17 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of December 31, 2024, the Company has recorded accruals of $11 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $21 million as of December 31, 2024. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of December 31, 2024, the Company provided letters of credit of $12 million, judicial insurance of $1 million, and deposited cash of $13 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of December 31, 2024, the Company has recorded aggregate accruals of $9 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of December 31, 2024, the Company has also recorded aggregate accruals of $37 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three and six months ended December 31, 2024.

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

Note 18 - Subsequent Events

    On February 4, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.1275 per share to be paid on March 18, 2025 to shareholders of record as of February 26, 2025. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from February 25, 2025 to February 26, 2025, inclusive.

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

Summary of Financial Results

	Three Months Ended December 31,				Six Months Ended December 31,
($ in millions)	2024		2023		2024		2023
Net sales	$3,241	100.0%	$3,251	100.0%	$6,594	100.0%	$6,694	100.0%
Cost of sales	(2,615)	(80.7%)	(2,630)	(80.9%)	(5,309)	(80.5%)	(5,428)	(81.1%)

Gross profit	626	19.3%	621	19.1%	1,285	19.5%	1,266	18.9%

Operating expenses:
Selling, general, and administrative expenses	(295)	(9.1%)	(299)	(9.2%)	(610)	(9.3%)	(601)	(9.0%)
Research and development expenses	(27)	(0.8%)	(28)	(0.9%)	(55)	(0.8%)	(55)	(0.8%)
Restructuring and other activities, net	(33)	(1.0%)	(24)	(0.7%)	(39)	(0.6%)	(52)	(0.8%)
Other income/(expenses), net	26	0.8%	(28)	(0.9%)	28	0.4%	(46)	(0.7%)

Operating income	297	9.2%	242	7.4%	609	9.2%	512	7.6%

Interest income	9	0.3%	11	0.3%	20	0.3%	21	0.3%
Interest expense	(81)	(2.5%)	(89)	(2.7%)	(167)	(2.5%)	(174)	(2.6%)
Other non-operating income/(expenses), net	(1)	—%	1	—%	(2)	—%	—	—%

Income before income taxes and equity in income/(loss) of affiliated companies	224	6.9%	165	5.1%	460	7.0%	359	5.4%

Income tax expense	(58)	(1.8%)	(28)	(0.9%)	(101)	(1.5%)	(67)	(1.0%)
Equity in income/(loss) of affiliated companies, net of tax	1	—%	(1)	—%	1	—%	(2)	—%

Net income	$167	5.2%	$136	4.2%	$360	5.5%	$290	4.3%

Net income attributable to non-controlling interests	(4)	(0.1%)	(2)	(0.1%)	(6)	(0.1%)	(4)	(0.1%)

Net income attributable to Amcor plc	$163	5.0%	$134	4.1%	$354	5.4%	$286	4.3%

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

Significant Developments Affecting the Periods Presented

Merger Agreement

    On November 19, 2024, the Company, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Berry Global Group, Inc., a Delaware corporation (“Berry”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for, among other things and subject to the satisfaction or waiver of specified conditions set forth therein, the merger of Merger Sub with and into Berry (the “Merger”), with Berry surviving the Merger as a wholly-owned subsidiary of Amcor. The board of directors of Amcor (the “Amcor Board”) and the board of directors of Berry (the “Berry Board”) have unanimously approved the Merger Agreement and the transactions contemplated thereby.

    Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Berry common stock issued and outstanding (excluding shares held by Berry as treasury stock immediately prior to the Effective Time) will be converted into the right to receive 7.25 fully paid and nonassessable Amcor ordinary shares (and, if applicable, cash in lieu of fractional shares), less any applicable withholding taxes.

    Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (1) the adoption of the Merger Agreement by the shareholders of Berry, (2) the approval of the issuance of Amcor ordinary shares in the Merger by the Company's shareholders, and (3) receipt of applicable regulatory approvals. On January 23, 2025, our amended proxy statement/prospectus on Form S-4 was declared effective by the SEC and Amcor and Berry shareholder meetings have been scheduled for February 25, 2025. The Company expects the transaction to close in the middle of calendar year 2025.

Economic and Market Conditions

    Throughout the first half of fiscal year 2025, we continue to be impacted by softer consumer demand and customer order volatility in certain markets, and higher costs in certain areas, such as labor costs. Despite these hurdles, we have benefited from overall volume growth through the first half of fiscal year 2025. The underlying causes for the market volatility being experienced can be attributed to a variety of factors, such as geopolitical tension and conflicts, inflation in many economies impacting consumption and consumer demand, and customer destocking following a period of supply chain constraints. In this context, we have remained focused on taking price and cost actions to offset inflation and aligning our cost base with market dynamics and expect to continue to do so in fiscal year 2025. However, there is no assurance that we will meet our performance expectations or that ongoing geopolitical tensions and other factors will not negatively impact our financial results.

Russia-Ukraine Conflict / 2023 Restructuring Plan

    On February 7, 2023, we announced that we expect to invest $110 million to $130 million of the sale proceeds from our Russian business sold in December 2022 for net cash proceeds of $365 million in various cost savings initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan").

    As of December 31, 2024, we have initiated restructuring and related projects with an expected net cost of approximately $220 million, of which approximately $130 million is expected to result in net cash expenditures. From the initiation of the Plan until December 31, 2024, we have incurred $99 million in employee-related expenses, $33 million in fixed asset related expenses, $52 million in other restructuring, and $24 million in restructuring related expenses. The Plan has resulted in $96 million of cumulative net cash outflows to date. The Plan has been largely completed as of December 31, 2024. Management expects to realize an annualized pre-tax benefit of approximately $50 million from structural cost reduction actions taken as a result of all Russia related restructuring by the end of fiscal year 2025.

    For further information, refer to Note 6, "Restructuring," of Part I, "Item 1, Notes to Condensed Consolidated Financial Statements".

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Following the governmental election in the second quarter of fiscal year 2024, Argentina devalued the Argentine Peso by approximately 55% against the U.S. dollar. In the third quarter of fiscal year 2024, the Argentine Peso stabilized against the U.S. dollar and the Argentine peso has since been relatively stable against the U.S. dollar. The impact of highly inflationary accounting in the three months ended December 31, 2024 and 2023 resulted in a negative impact on monetary assets of $3 million and $34 million, respectively, and $5 million and $51 million in the six months ended December 31, 2024 and 2023, respectively, in foreign currency transaction losses that were reflected in the unaudited condensed consolidated statements of income. Our operations in Argentina represented approximately 2% of our consolidated net sales and annual adjusted earnings before interest and tax in the last two fiscal years.

Results of Operations - Three Months Ended December 31, 2024

Consolidated Results of Operations

	Three Months Ended December 31,
($ in millions, except per share data)	2024	2023
Net sales	$3,241	$3,251
Operating income	297	242
Operating income as a percentage of net sales	9.2%	7.4%

Net income attributable to Amcor plc	$163	$134
Diluted Earnings Per Share	$0.113	$0.092

    Net sales decreased by $10 million for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Excluding negative currency impacts of $39 million, the positive impacts from the pass-through of higher raw material costs of approximately $20 million, and the negative impact from disposed operations of $2 million, the remaining variation in net sales for the three months ended December 31, 2024 was an increase of approximately $15 million, reflecting higher sales volumes of approximately 2%, offset by an unfavorable price/mix impact of approximately 2%.

    Net income attributable to Amcor plc increased by $29 million, or 22%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, mainly due to an increase in gross profit of $5 million, lower selling, general, and administrative expenses of $4 million, higher other income, net, of $54 million, and lower interest expense, net of $6 million, partially offset by higher restructuring and other activities, net, of $9 million and higher income tax expenses of $30 million.

    Diluted earnings per share ("Diluted EPS") increased by $0.021, or 23%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, with the net income available to ordinary shareholders of Amcor plc increasing by 23% due to the above items and the diluted weighted average number of shares remaining in line with the prior year.

Segment Results of Operations

Flexibles Segment

	Three Months Ended December 31,
($ in millions)	2024	2023
Net sales	$2,511	$2,481
Adjusted EBIT	322	312
Adjusted EBIT as a percentage of net sales	12.8%	12.6%

    Net sales increased by $30 million, or 1%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Excluding negative currency impacts of $22 million, the positive impacts from pass-through of higher raw material costs of $32 million, and the negative impacts from disposed operations of $2 million, the remaining variation in net sales for the three months ended December 31, 2024 was an increase of $23 million, or 1%, reflecting favorable volumes of approximately 3%, partially offset by unfavorable price/mix impacts of approximately 2%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $10 million or 3% for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Excluding negative currency impacts of $4 million, the remaining increase in Adjusted EBIT for the three months ended December 31, 2024, was $14 million, or 4%, driven by favorable volumes and operating costs performance, partially offset by unfavorable price/mix impacts.

Rigid Packaging Segment

	Three Months Ended December 31,
($ in millions)	2024	2023
Net sales	$730	$770
Adjusted EBIT	53	51
Adjusted EBIT as a percentage of net sales	7.3%	6.6%

    Net sales decreased by $40 million, or 5%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Excluding negative currency impacts of $16 million and the negative impact from the pass-through of lower raw material costs of approximately $15 million, the remaining variation in net sales for the three months ended December 31, 2024 was a decrease of approximately $10 million, or 1%, reflecting unfavorable price/mix impacts of approximately 2%, partially offset by higher sales volumes of approximately 1%.

    Adjusted EBIT increased by $2 million, or 5%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Excluding negative currency impacts of $3 million, the remaining variation in Adjusted EBIT for the three months ended December 31, 2024, was an increase of $5 million, or 10%. This growth reflects favorable operating cost performance and sales volume, partially offset by unfavorable price/mix impacts.

Consolidated Gross Profit

	Three Months Ended December 31,
($ in millions)	2024	2023
Gross profit	$626	$621
Gross profit as a percentage of net sales	19.3%	19.1%

    Gross profit increased by $5 million, or 1%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase was primarily driven by the impact of cost savings initiatives and sales volumes increase, which also drove an increase in gross profit as a percentage of sales to 19.3% for the three months ended December 31, 2024.

Consolidated Restructuring And Other Activities, Net

	Three Months Ended December 31,
($ in millions)	2024	2023
Restructuring and other activities, net	$(33)	$(24)
Restructuring and other activities, net as a percentage of net sales	(1.0%)	(0.7%)

    Restructuring and other activities, net increased by $9 million for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The change was primarily a result of transaction costs incurred in connection with the pending merger with Berry Global Group, Inc.

Consolidated Other Income/(Expenses), Net

	Three Months Ended December 31,
($ in millions)	2024	2023
Other income/(expenses), net	$26	$(28)
Other income/(expenses), net as a percentage of net sales	0.8%	(0.9)%

    Other income/(expenses), net changed by $54 million for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The change was primarily driven by the lower negative impacts of highly inflationary accounting for subsidiaries in Argentina and the gain on the sale of the 50% equity interest in the Bericap North America closures business ("Bericap").

Consolidated Income Tax Expense

	Three Months Ended December 31,
($ in millions)	2024	2023
Income tax expense	$(58)	$(28)
Effective income tax rate	25.9%	17.0%

    The effective tax rate for the three months ended December 31, 2024, increased by 8.9 percentage points compared to the three months ended December 31, 2023, primarily due to the tax impact of the divestiture of Bericap in the current period, and differences in the magnitudes of non-deductible expenses and discrete events between the periods.

Results of Operations - Six Months Ended December 31, 2024

Consolidated Results of Operations

	Six Months Ended December 31,
($ in millions, except per share data)	2024	2023
Net sales	$6,594	$6,694
Operating income	$609	$512
Operating income as a percentage of net sales	9.2%	7.6%

Net income attributable to Amcor plc	$354	$286
Diluted Earnings Per Share	$0.244	$0.198

    Net sales decreased by $100 million, or 1%, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Excluding the negative currency impacts of $55 million, the negative impacts from the pass-through of lower raw material costs of approximately $2 million, and the negative impacts from disposed operations of $2 million, the remaining decrease in net sales for the six months ended December 31, 2024 was $41 million, or 1%, reflecting an unfavorable price/mix impact of approximately 3%, partially offset by higher sales volumes of approximately 2%.

    Net income attributable to Amcor plc increased by $68 million, or 24%, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, mainly due to an increase in gross profit of $19 million, lower restructuring and other activities, net, of $13 million, higher other income, net, of $74 million, and lower interest expense, net of $6 million, partially offset by higher selling, general, and administrative expenses of $9 million and higher income tax expenses of $34 million.

    Diluted earnings per share increased by $0.046, or 23%, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, with the net income available to ordinary shareholders of Amcor plc increasing by 24% due to the above items and the diluted weighted average number of shares remaining in line with the prior year.

Segment Results of Operations

Flexibles Segment

	Six Months Ended December 31,
($ in millions)	2024	2023
Net sales	$5,062	$5,049
Adjusted EBIT	$651	$634
Adjusted EBIT as a percentage of net sales	12.9%	12.6%

    Net sales increased by $13 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Excluding the negative currency impacts of $27 million, the positive impacts from the pass-through of higher raw material costs of $36 million, and the negative impacts from disposed operations of $2 million, the remaining variation in net sales for the six months ended December 31, 2024 was an increase of $7 million, mainly reflecting favorable sales volumes of approximately 3%, offset by an unfavorable price/mix impact of approximately 3%.

    Adjusted EBIT increased by $17 million, or 3%, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Excluding negative currency impacts of $6 million, the remaining increase in Adjusted EBIT for the six months ended December 31, 2024, was $23 million, or 4%, reflecting the positive effect from favorable volumes and favorable operating cost performance, partially offset by negative price/mix.

Rigid Packaging Segment

	Six Months Ended December 31,
($ in millions)	2024	2023
Net sales	$1,532	$1,645
Adjusted EBIT	$115	$113
Adjusted EBIT as a percentage of net sales	7.5%	6.9%

    Net sales decreased by $113 million, or 7%, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Excluding the negative currency impacts of approximately $25 million and the negative impacts from the pass-through of lower raw material costs of approximately $40 million, the remaining variation in net sales for the six months ended December 31, 2024 was a decrease of approximately $50 million, or 3%. This reflects an unfavorable price/mix impact of approximately 1% and unfavorable sales volumes of approximately 2%.

    Adjusted EBIT increased by $2 million, or 2%, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Excluding the negative currency impacts of $5 million, the remaining variation in Adjusted EBIT for the six months ended December 31, 2024, was an increase of $7 million, or 6%, reflecting favorable operating cost performance, partly offset by an unfavorable price/mix and lower volumes.

Consolidated Gross Profit

	Six Months Ended December 31,
($ in millions)	2024	2023
Gross profit	$1,285	$1,266
Gross profit as a percentage of net sales	19.5%	18.9%

    Gross profit increased by $19 million, or 2%, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The increase was primarily driven by sales volumes increase and improved operating cost performance, which also drove an increase in gross profit as a percentage of sales increased to 19.5% for the six months ended December 31, 2024.

Consolidated Restructuring and Other Activities, Net

	Six Months Ended December 31,
($ in millions)	2024	2023
Restructuring and other activities, net	$(39)	$(52)
Restructuring and other activities, net, as a percentage of net sales	(0.6%)	(0.8%)

    Restructuring and other activities, net, changed by $13 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The change was a result of a decrease in restructuring and related expenses, net, of $23 million, partially offset by transaction costs incurred in connection with the pending merger with Berry Global Group, Inc.

Consolidated Other Income/(Expenses), Net

	Six Months Ended December 31,
($ in millions)	2024	2023
Other income/(expenses), net	$28	$(46)
Other income/(expenses), net as a percentage of net sales	0.4%	(0.7%)

    Other income/(expenses), net changed by $74 million, for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, primarily driven by the lower negative impacts of highly inflationary accounting for subsidiaries in Argentina and the gain on the Bericap sale.

Consolidated Income Tax Expense

	Six Months Ended December 31,
($ in millions)	2024	2023
Income tax expense	$(101)	$(67)
Effective income tax rate	22.0%	18.7%

    The effective tax rate for the six months ended December 31, 2024, increased by 3.3 percentage points compared to the six months ended December 31, 2023, primarily due to the tax impact of the divestiture of Bericap in the current period, and differences in the magnitude of non-deductible expenses and discrete events between the periods.

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three and six months ended December 31, 2024, and 2023 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Net income attributable to Amcor plc, as reported	$163	$134	$354	$286
Add: Net income attributable to non-controlling interests	4	2	6	4
Net income	167	136	360	290
Add: Income tax expense	58	28	101	67
Add: Interest expense	81	89	167	174
Less: Interest income	(9)	(11)	(20)	(21)
EBIT	297	242	608	510
Add: Amortization of acquired intangible assets from business combinations (1)	40	43	79	83
Add: Impact of hyperinflation (2)	3	34	5	51
Add: Restructuring and related expenses, net (3)	23	24	29	52
Add: Other (4)	—	9	7	13
Adjusted EBIT	$363	$352	$728	$709
Less: Income tax expense	(58)	(28)	(101)	(67)
Add/(Less): Adjustments to income tax expense (5)	4	(17)	(7)	(32)
Less: Interest expense	(81)	(89)	(167)	(174)
Add: Interest income	9	11	20	21
Less: Net income attributable to non-controlling interests	(4)	(2)	(6)	(4)
Adjusted net income	$233	$227	$467	$453
(1)Amortization of acquired intangible assets from business combinations includes amortization expenses related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Restructuring and related expenses, net, primarily includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6 - "Restructuring" for further information.
(4)Other includes, for the three and six months ended December 31, 2024, various expense and income items primarily relating to a pre-tax gain on the disposal of Bericap of $15 million, offset by transaction costs related to the announced Merger of $10 million, and a loss on disposal of a non-core business. Refer to Note 3 - "Pending Merger with Berry Global Group, Inc." and Note 4 -

"Acquisitions and Disposals" for further information. For the three and six months ended December 31, 2023, Other includes various expense and income items relating to acquisitions, retroactive foil duties, certain litigation reserve settlements, and fair value movements on economic hedges.
(5)Net tax impact on items (1) through (4) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of December 31, 2024, and June 30, 2024 is as follows:

($ in millions)	December 31, 2024	June 30, 2024
Current portion of long-term debt	$13	$12
Short-term debt	91	84
Long-term debt, less current portion	6,837	6,603
Total debt	6,941	6,699
Less cash and cash equivalents	(445)	(588)
Net debt	$6,496	$6,111

Supplemental Guarantor Information

    Amcor plc, along with certain wholly owned subsidiary guarantors, guarantee the following senior notes issued by the wholly owned subsidiaries, Amcor Flexibles North America, Inc., Amcor UK Finance plc., Amcor Finance (USA), Inc., and Amcor Group Finance plc.

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

Statement of Income for Obligor Group

($ in millions)	Six Months Ended December 31, 2024
Net sales - external	$480
Net sales - to subsidiaries outside the Obligor Group	5
Total net sales	485

Gross profit	114

Net income	$179

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$179

Balance Sheets for Obligor Group

($ in millions)	December 31, 2024	June 30, 2024
Assets
Current assets - external	$1,448	$1,160
Current assets - due from subsidiaries outside the Obligor Group	230	165
Total current assets	1,678	1,325
Non-current assets - external	1,421	1,447
Non-current assets - due from subsidiaries outside the Obligor Group	12,405	12,538
Total non-current assets	13,826	13,985
Total assets	$15,504	$15,310
Liabilities
Current liabilities - external	$2,779	$2,341
Current liabilities - due to subsidiaries outside the Obligor Group	36	34
Total current liabilities	2,815	2,375
Non-current liabilities - external	7,018	6,815
Non-current liabilities - due to subsidiaries outside the Obligor Group	10,594	10,822
Total non-current liabilities	17,612	17,637
Total liabilities	$20,427	$20,012

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes in critical accounting estimates and judgments as of December 31, 2024, from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Overview

	Six Months Ended December 31,
($ in millions)	2024	2023
Net cash provided by operating activities	$159	$228
Net cash used in investing activities	(134)	(256)
Net cash used in financing activities	(143)	(191)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities decreased by $69 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The change is primarily driven by higher working capital outflows in the current period and lower net income after adjusting for non-cash items in the current period as compared to the prior period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities decreased by $122 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The change is primarily driven by the proceeds received from the sale of Bericap in the current period.

    Net Cash Used in Financing Activities

    Net cash used by financing activities decreased by $48 million for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. The change is primarily driven by prior period share buyback activity which did not reoccur in the current period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

    On August 5, 2024, we entered into an interest rate swap contract for a notional amount of $500 million, which was subsequently downsized to $400 million notional on November 4, 2024. Under the terms of the contract, we will pay a fixed rate of interest of 4.30% and receive a variable rate of interest, based on compound overnight SOFR, effective from August 12, 2024, through June 30, 2025, with monthly settlements commencing on September 1, 2024. The interest rate swap contract will economically hedge the SOFR component of our forecasted commercial paper issuances.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness we can incur to 10.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of December 31, 2024, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of December 31, 2024, and June 30, 2024 was $6.5 billion and $6.1 billion, respectively.

Debt Facilities

    As of December 31, 2024, we had undrawn committed credit facilities available in the amount of $2.1 billion. Our senior facilities are available to fund working capital, growth capital expenditures, and refinancing obligations and are provided to us by two bank syndicates. On April 23, 2024, we extended the maturity of our three-year syndicated facility agreement by one year until April 2026. The three-year syndicated facility agreement will be reduced from $1.9 billion to $1.7 billion effective April 2025. Our five-year syndicated credit facility matures in April 2027 and provides a revolving credit facility of $1.9 billion. The three-year facility has one 12-month option available to us to extend the maturity date and the five-year facility has two 12-month options available to us to extend the maturity date.

    As of December 31, 2024, the revolving senior bank debt facilities had an aggregate limit of $3.8 billion, of which $1.7 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Subject to certain conditions, we can request the total commitment level under each agreement to be increased by up to $500 million.

    In connection with the contemplated Merger (refer to Note 3, "Pending Merger with Berry Global Group, Inc."), the Company entered into a commitment letter with lending institutions, dated as of November 19, 2024, to provide a 364-day senior unsecured bridge loan facility (the "Bridge Facility") in an aggregate principal amount of up to $3.0 billion to fund the repayment of certain outstanding debt of Berry upon the closing of the Merger, and the payment of fees and expenses related to the Merger. The Company paid a commitment fee of $11 million on the Bridge Facility in the three months ended December 31, 2024. The principal amount will be available in a single drawing on the closing date of the Merger. The Bridge Facility is subject to customary terms and conditions.

    As of December 31, 2024, the Company had not converted the commitment into a Bridge Facility and therefore there were no outstanding borrowings on the Bridge Facility. If the Company obtains additional funding by issuing securities or obtaining other loans, the amount of the Bridge Facility will be correspondingly reduced.

Dividend Payments

    We declared and paid a $0.1250 cash dividend per ordinary share during the three months ended September 30, 2024 and a $0.1275 cash dividend per ordinary share during the three months ended December 31, 2024.

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

Share Repurchases

    On February 7, 2023, our Board of Directors approved a $100 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and CDIs of the $100 million buyback for twelve months. During the six months ended December 31, 2024, no shares were repurchased under this program.

    We had cash outflows of $47 million and $48 million for the purchase of our own shares during the six months ended December 31, 2024, and 2023, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of December 31, 2024, and June 30, 2024, we held treasury shares at a cost of $10 million and $11 million, respectively, representing approximately 1 million shares at both dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended December 31, 2024. For additional information, refer to Note 9, "Fair Value Measurements," and Note 10, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 17, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    Other than the risk factors set forth below, there have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Additional risks not currently known to us or that we currently deem to be immaterial may also materially affect our consolidated financial position, results of operations, or cash flows.

Risks Relating to the Pending Merger of Amcor and Berry

The Merger is subject to a number of conditions that may not be satisfied on a timely basis or at all and the Merger Agreement may be terminated in accordance with its terms. As a result, there is no assurance when or if the Merger will be completed.

    Our obligation to complete the Merger is subject to a number of conditions that must be satisfied (or waived, to the extent permitted by law), including (i) the approval by (a) Amcor Ordinary Shares and (b) Amcor CDIs issued by Amcor through CHESS Depositary Nominees Pty Limited (collectively, "Amcor Shareholders") of a proposal to approve the issuance of Amcor Ordinary Shares to Berry Stockholders in connection with the Merger (such issuance, the “Share Issuance,” and such proposal, the “Amcor Share Issuance Proposal”); (ii) the approval by holders of Berry Common Stock (“Berry Stockholders”) of a proposal to adopt the Merger Agreement, as it may be amended from time to time (the “Berry Merger Proposal”); (iii) the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and there not being in effect any agreement with either the Federal Trade Commission ("FTC") or Antitrust Division of the U.S. Department of Justice ("DOJ") not to consummate the Merger; (iv) the receipt of required authorizations or consents from federal, state, local or foreign governmental entity under certain antitrust or foreign investment law; (v) the absence of any law or order that has the effect of enjoining or otherwise prohibiting the consummation of the Merger; (vi) the effectiveness of the registration statement, and approval for listing on the New York Stock Exchange ("NYSE"), with respect to the issuance of Amcor; (vii) the approval for listing of Amcor Ordinary Shares to be issued to Berry Stockholders in connection with the Merger; (viii) subject to certain exceptions, the accuracy of the representations and warranties of Amcor and Berry; (ix) no change has occurred that has had, or would reasonably be expected to have, a material adverse effect with respect to Amcor and Berry; and (x) performance in all material respects by Amcor and Berry of their respective obligations under the Merger Agreement. Many of these conditions to the consummation of the Merger are beyond our control and we cannot predict when, or if, these conditions will be satisfied or waived. Accordingly, the Merger may not be completed on the expected timing or at all.

    In addition, either Amcor or Berry may terminate the Merger Agreement under certain circumstances, subject to the payment of a termination fee in certain cases. The termination fee contemplated by the Merger Agreement may have the effect of discouraging alternative transaction proposals involving Amcor or Berry. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. Additionally, any delays in receipt of required regulatory approvals or satisfaction of the closing conditions will increase the length of time that we are subject to certain restrictive covenants under the Merger Agreement during the pendency of the Merger and increases the risk of disruptions to our operations and business relationships.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

    Under the terms of the Merger Agreement, we are obligated to use (and to cause our subsidiaries to use) reasonable best efforts to obtain the necessary regulatory approvals and consents to complete the Merger.

    The governmental entities from which these approvals are required have broad discretion in administering applicable laws and regulations and may take into account various facts and circumstances in their consideration of the Merger. These governmental entities may be affected by government shutdowns, which could result in delays regarding any potential approvals or other actions, or other changes in the regulatory or legislative landscape. These governmental entities may initiate proceedings seeking to prevent the Merger. As a condition to the approval of the Merger or other transactions contemplated by the Merger Agreement, these governmental entities also may seek to impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company after consummation of the Merger and neither Amcor or Berry is required under the Merger Agreement to agree to any such divestitures, remedies or other restrictions; provided, however, in furtherance of obligations pursuant to the Merger Agreement, Amcor will and will cause its subsidiaries (including, following the consummation of the Merger, Berry and its subsidiaries) to, if necessary to resolve, avoid or eliminate impediments or objections, if any, that may be asserted with respect to the Merger under any antitrust law or foreign investment law, propose, commit to, effect or agree to, by consent decree, hold separate order, agreement or otherwise, (x) the sale, divestiture, license, holding separate or other disposition of businesses, assets, properties or product lines of Amcor, Berry or any of their respective subsidiaries that generated, in the aggregate, net sales of no more than $550 million during the 12-month period ended on June 30, 2024, or (y) any obligations or restrictions on future conduct or freedom of action of the businesses, assets, properties or product lines of Amcor, Berry or any of their respective subsidiaries (but Amcor is not required to agree to take or enter into any action (or refrain from taking any action) with respect to any such obligations or restrictions on future conduct or freedom of action of such businesses, assets, properties or product lines which would have more than a de minimis impact on the business of Amcor and Berry and their respective subsidiaries, taken as a whole). Under the terms of the Merger Agreement, we are obligated to use (and to cause our subsidiaries to use) reasonable best efforts to obtain the necessary regulatory approvals to complete the Merger.

Amcor and Berry may waive one or more of the conditions to the consummation of the Merger without resoliciting shareholder or stockholder approval, as applicable, and may terminate the Merger Agreement even if the Amcor Shareholder Approval and the Berry Stockholder Approval have been obtained.

    Certain conditions of the Merger may be waived, in whole or in part, to the extent permitted by applicable law, by agreement of Amcor and Berry if the condition is a condition to both parties’ obligation to complete the Merger or by the party for which such condition is a condition of its obligation to complete the Merger. In addition, Amcor and Berry can agree to terminate the Merger Agreement even if Amcor Shareholders have already approved the Amcor Share Issuance Proposal and Berry Stockholders have already approved the Berry Merger Proposal.

Failure to complete the Merger could negatively impact our business and financial results and the market prices of Amcor Ordinary Shares and Amcor CDIs.

    If the Merger is not completed for any reason, including because Amcor Shareholders fail to approve the Amcor Share Issuance Proposal or because Berry Stockholders fail to approve the Berry Merger Proposal, the ongoing businesses of Amcor and Berry may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, Amcor and Berry would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on the market prices of Amcor Ordinary Shares and Amcor CDIs;
•we may experience negative reactions from our customers, business partners, suppliers, regulators and employees;
•we will be required to pay certain transaction costs incurred in connection with the Merger, such as financial advisory, legal, accounting and printing fees, whether or not the Merger is completed;
•we may be required to pay a termination fee under certain circumstances;
•the Merger Agreement places certain restrictions on the conduct of our business prior to consummation of the Merger, which could delay or prevent us from pursuing certain business opportunities, executing business strategies, or taking certain other specified actions during the pendency of the Merger and, which could limit our ability to respond to competitive or other developments or opportunities that arise prior to the completion of the Merger;
•we will have committed substantial time and resources to matters relating to the Merger (including arranging financing and integration planning) which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company; and
•we may be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce our obligations pursuant to the Merger Agreement.

    If the Merger is not completed and any of these risks materialize, they may materially and adversely affect Amcor’s business, results of operations, and financial condition, and the market prices of Amcor Ordinary Shares and Amcor CDIs.

During the pendency of the Merger, we are subject to certain restrictions on our business activities.

    Under the terms of the Merger Agreement, we are subject to certain restrictions on our business activities prior to consummation of the Merger. In general, we are required to conduct our business in the ordinary course, subject to certain exceptions. These restrictions may constrain or prevent us from pursuing business opportunities or executing on business strategies, which could limit our ability to respond to competitive or other developments that arise prior to the consummation of the Merger and could negatively affect our business, results of operations and financial condition. To the extent consummation of the Merger is delayed or the Merger Agreement is terminated, adverse effects arising from these restrictions could be exacerbated.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

    The Merger Agreement contains provisions that make it more difficult for us to enter into certain business combination transactions with a third party. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage, or take any other action to knowingly facilitate any alternative transaction, participate in any discussions or negotiations, or cooperate in any way with any person, with respect to any alternative transaction, subject to certain exceptions set forth in the Merger Agreement. In addition, following receipt by us of any alternative transaction proposal that constitutes a superior proposal, we will be required to discuss and negotiate in good faith with Berry to modify the terms of the Merger Agreement before the Amcor Board may withdraw or qualify its recommendation with respect to the Amcor Share Issuance Proposal, in favor of such superior proposal. These provisions could discourage a potential third-party acquirer, strategic transaction partner or business combination partner that might have an interest in acquiring or combining with all or a significant portion of Amcor or pursuing an alternative transaction from considering or proposing such a transaction.

    If the Merger Agreement is terminated and Amcor determines to seek another business combination transaction, Amcor may not be able to successfully negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger. In addition, upon termination of the Merger Agreement under certain specified circumstances, Amcor may be required to pay a termination fee of $260 million to the other party.

We may have difficulty attracting, motivating, and retaining executives and other key employees, which could adversely affect our current business and operations during the pendency of the Merger and the future business and operations of the combined company following the Merger.

    The success of the Merger will depend in part on Amcor’s and Berry’s ability to retain the talents and dedication of the professionals currently employed by them. Uncertainty about the effect of the Merger on Amcor and Berry employees and future operations may have an adverse effect on Amcor’s and Berry’s ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their future roles in the combined company. If we are unable to retain key employees, we could face the loss of institutional knowledge and other operational, financial and strategic disruptions, which may diminish the anticipated benefits of the Merger and may have a negative effect on our business and operations during the pendency of the Merger.

    It is possible that these employees may decide not to remain with Amcor or Berry while the Merger is pending, or with the combined company following consummation of the Merger, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined company. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, Amcor and the combined company may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees and may lose significant expertise and talent. In addition, if Amcor and Berry are unable to retain personnel, including key management, who are critical to the future operations of the companies, Amcor could face disruptions to or distractions for management and the workforce as a whole, including disruptions associated with integrating employees into the combined company, loss of existing customers and loss of key information, expertise, skill sets or know-how. Moreover, Amcor and Berry may not be able to locate suitable replacements for any key employees that leave or offer employment to potential replacements on reasonable terms. As a result, the combined company’s ability to realize the anticipated benefits of the Merger may be materially and adversely affected. No assurance can be given that the combined company will be able to attract or retain key employees of Amcor and Berry to the same extent that those companies have been able to attract or retain their employees in the past.

Whether or not the Merger is completed, the pendency of the Merger could cause disruptions in our business and business relationships, which could have an adverse effect on our business, results of operations, and financial results pending and following the Merger.

    The announcement and pendency of the Merger could cause disruptions in our business, including by diverting the attention of management and other employees, including those involved in day-to-day operations of the business, toward the consummation of the Merger. In addition, management has devoted significant management time and other resources in an effort to complete the Merger. If the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

    Parties with whom we do business may experience uncertainty associated with the Merger, including with respect to existing or future business relationships following the Merger. Our business relationships may be subject to disruption if suppliers, customers or other third-party business partners attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than Amcor or Berry during the pendency of or following the Merger. These disruptions could have a material and adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed, as well as a material and adverse effect on the combined company’s ability to realize the expected benefits of the Merger. The adverse effect of any such disruption could be exacerbated by a delay in consummation of the Merger or termination of the Merger Agreement.

We expect to incur substantial costs in connection with the Merger.

    We have incurred and expect to continue to incur a substantial amount of non-recurring costs associated with negotiating and completing the Merger, combining the operations of the two companies and working to achieve synergies, including financial, legal, accounting and consulting advisory fees, employee retention, severance and benefit costs, public relations, proxy solicitation and filing fees and printing and mailing costs. Some of these costs are payable regardless of whether the Merger is completed.

    The combined company will also incur restructuring and integration costs in connection with the Merger. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of Berry’s business into the combined company. The elimination of duplicative costs, strategic benefits and additional income, as well as any realization of other efficiencies related to the integration of the businesses, may not offset transaction and integration costs in the near term or at all. While we have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of such expenses.

We may be a target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Merger from being completed.

    Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, that injunction may delay or prevent the transaction from being completed, which may adversely affect our business, results of operations and financial condition.

Risks Relating to the Combined Company

The combined company may be unable to successfully integrate the businesses of Amcor and Berry in the expected time frame or at all.

    The success of the Merger will depend on, among other things, our ability to successfully integrate our business with the business of Berry. The combination of two independent businesses is complex, costly and time consuming, and we will be required to devote significant management time and resources to integrating the businesses and operations of the two companies. Challenges involved in this integration includes the following:

•combining the businesses of Amcor and Berry in a manner that permits the combined company to achieve the synergies, efficiencies and growth opportunities anticipated to result from the Merger;
•retaining and integrating personnel;
•harmonizing each company’s operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing relationships with each company’s customers, suppliers and other partners and leveraging relationships with such third parties for the benefit of the combined company;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating each company’s administrative and information technology infrastructure; and

•coordinating geographically dispersed organizations.
    There can be no assurances that our business can be integrated successfully with the business of Berry. If we are not able to successfully integrate Berry’s business into the combined company within the anticipated time frame, or at all, the benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

    If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees and may lose significant expertise and talent. In addition, if we are unable to retain personnel, including key management, who are critical to the future operations of the companies, we could face disruptions to or distractions for management and the workforce as a whole. It is possible that the integration process could result in our inability to maintain relationships with our and Berry’s customers, suppliers, strategic partners and other business relationships, the disruption our ongoing business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, and higher than expected integration costs.

We may not have discovered certain liabilities or other matters related to Berry, which may adversely affect the future financial performance of the combined company.

    In the course of the due diligence review that we conducted prior to the execution of the Merger Agreement, we may not have discovered, or may have been unable to properly quantify, certain liabilities of Berry or other factors that may have an adverse effect on the business, results of operations, financial condition and cash flows of the combined company after the consummation of the Merger.

The combined company may be unable to realize the anticipated benefits of the Merger.

    The combined company’s ability to realize the anticipated benefits of the Merger in the time frame anticipated, or at all, is subject to a number of assumptions, which may or may not prove to be accurate, and other factors, many of which are beyond our control. Difficulties in successfully integrating the two businesses and managing the expanded operations of the combined company could result in increased costs, decreased revenue and the diversion of management’s time, any of which could have a material adverse effect on the business, results of operations and financial condition of the combined company. Even if the two businesses are integrated successfully, the combined company may not fully realize the anticipated benefits of the Merger, including the anticipated cost savings, synergies and other efficiencies, that are currently expected. Moreover, some of the anticipated benefits are not expected to occur for a period of time following the consummation of the Merger and may involve unanticipated costs in order to be fully realized. If the combined company is not able to achieve these objectives and realize the anticipated benefits expected from the Merger within the anticipated timeframe or at all, its business, results of operations and financial condition could be adversely affected and the market price of Amcor Ordinary Shares could be negatively impacted.

Consummation of the Merger may trigger change in control, assignment or other provisions in certain agreements to which Berry is a party, which may have an adverse impact on the combined company’s business, results of operations and financial condition.

    The consummation of the Merger may trigger change in control, assignment and other provisions in certain agreements to which Berry or any of its subsidiaries is a party. If Berry is unable to negotiate modifications, waivers or consents with respect to those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages or other remedies. Even if Berry is able to negotiate modifications, waivers or consents, the counterparties may require a fee for such modifications, waivers or consents or seek to renegotiate the agreements on terms less favorable to the combined company. Any of the foregoing or similar developments may have an adverse impact on the business, results of operations and financial condition of the combined company and its ability to successfully integrate the two businesses.

Third parties may seek to modify contractual relationships with the combined company, which could have an adverse effect on the combined company’s business and operations.

    As a result of the Merger, the combined company may experience impacts on relationships with third parties, including customers, suppliers and other partners, that may harm the combined company’s business, results of operations and financial condition. Certain counterparties may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. If any contractual counterparties seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business, results of operations and financial condition may be harmed.

The combined company’s significant indebtedness may limit its flexibility and increase its borrowing costs.

    The combined company’s indebtedness following the consummation of the Merger may have the effect, among other things, of reducing its flexibility to respond to changing business and economic conditions and increasing borrowing costs. In addition, the amount of cash required to service the indebtedness levels will be greater than the amount of cash flows required to service the indebtedness of Amcor or Berry individually prior to the Merger. The level of indebtedness could also reduce funds available to fund integration efforts and realize expected benefits of the Merger or engage in investments in product development, capital expenditures, dividend payments, share repurchases and other activities and may create competitive disadvantages relative to other companies with lower debt levels. The combined company may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. The combined company’s ability to arrange additional financing or refinancing will depend on, among other factors, its financial condition and performance, as well as prevailing market conditions and other factors beyond its control. There can be no assurance that the combined company will be able to obtain additional financing or refinancing on acceptable terms or at all.

Adverse changes in Amcor’s or Berry’s credit ratings may adversely affect Amcor’s or the combined company’s respective businesses, results of operations and financial condition.

    Credit ratings impact the cost and availability of future borrowings, and, as a result, cost of capital. Credit ratings reflect each rating organization’s opinion of a company’s financial strength, operating performance and ability to meet debt obligations. Each of the ratings organizations reviews Amcor’s and Berry’s ratings periodically, and there can be no assurance that Amcor’s or Berry’s current ratings will be maintained in the future. Downgrades in Amcor’s or Berry’s credit ratings could adversely affect Amcor’s or the combined company’s business, results of operations and financial condition. In addition, if the Merger is completed and Berry’s debt securities are downgraded and rated below investment grade, this may, in certain circumstances, constitute a change of control triggering event under the indentures governing such debt. Upon the occurrence of a change of control triggering event, Berry would be required to offer to repurchase certain of its outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest if any, to, but excluding, the date of repurchase. Amcor cannot provide any assurance that there will be sufficient funds available for Amcor to make any required repurchases of any of Berry’s outstanding notes upon a change of control triggering event.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following consummation of the Merger.

    Following consummation of the Merger, the size of the combined company’s business will be significantly larger than the current size of Amcor’s business. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and its ability to manage a combined business with significantly larger size and scope with the associated increased costs and complexity. There can be no assurances that the management of the combined company will be successful or that the combined company will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.

The market price of Amcor Ordinary Shares and Amcor CDIs following the Merger and may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of Amcor Ordinary Shares and Amcor CDIs.

    Amcor’s business differs from that of Berry and following the consummation of the Merger, Amcor will operate an expanded business with more assets and a different mix of liabilities. Amcor’s results of operations, financial condition and the market price of Amcor Ordinary Shares may be adversely affected by factors different from those that historically have affected our results of operations, financial condition, and market price. Accordingly, the market price and performance of Amcor Ordinary Shares is likely to be different from the performance of Amcor Ordinary Shares in the absence of the Merger.

    Specific factors that may have a significant effect on the market price of Amcor Ordinary Shares and Amcor CDIs include, among others, the following:

•changes in stock market analyst recommendations or earnings estimates regarding Amcor Ordinary Shares or other comparable companies;
•actual or anticipated fluctuations in Amcor’s revenue stream or future prospects;

•reaction to public announcements by Amcor following the Merger;
•strategic actions taken by Amcor or its competitors, such as acquisitions;
•failure of Amcor to achieve the perceived benefits of the Merger, including expected financial results and anticipated synergies, as rapidly as or to the extent anticipated by Amcor or financial or industry analysts;
•new laws or regulations or new interpretations of existing laws or regulations applicable to Amcor’s business and operations or the packaging industry;
•changes in tax or accounting standards, policies, guidance, interpretations or principles; and
•adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events.

    In addition, Amcor Shareholders may not wish to continue to invest in the combined company or may wish to reduce their investment in the combined company, including in order to comply with institutional investing guidelines, to increase diversification, to track any rebalancing of stock indices in which Amcor Ordinary Shares are included, to respond to the risk profile of the combined company or to realize a gain. If, following the Merger, large amounts of Amcor Ordinary Shares are sold, the market price of Amcor Ordinary Shares could decline.

Declaration, payment and amounts of dividends, if any, distributed to Amcor Shareholders following the Merger will be uncertain.

    Although Amcor has paid cash dividends on Amcor Ordinary Shares and Amcor CDIs in the past, the Amcor Board may determine, following the consummation of the Merger, not to declare dividends in the future or may reduce the amount of dividends paid in the future. Any payment of future dividends will be at the discretion of the Amcor Board and will depend on Amcor’s results of operations, financial condition, cash requirements, future prospects and other considerations that the Amcor Board deems relevant, including, but not limited to:

•decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Amcor Board, which could change its dividend practices at any time and for any reason;
•Amcor’s desire to maintain or improve the credit ratings on its debt;
•restrictions on making a distributions under the Jersey Companies Law; and
•the agreements governing Amcor’s indebtedness.

    Amcor Shareholders should be aware that they have no contractual or other legal right to dividends that have not been declared. In addition, as a Jersey public limited company and UK resident for tax purposes, Amcor does not and will not pay franked dividends for Australian tax purposes.

Current Amcor Shareholders will have a reduced share of ownership and voting interest in the combined company following the Merger.

    Amcor Shareholders as of immediately prior to the Merger are expected to collectively own approximately 63% of the outstanding capital stock of Amcor and Berry Stockholders as of immediately prior to the Merger are expected to collectively own approximately 37% of the outstanding capital stock of Amcor, each calculated based on the fully diluted market capitalizations of Amcor and Berry as of the date of signing of the Merger Agreement. As a result, current Amcor Shareholders will have less influence over the management and policies of Amcor following the consummation of the Merger than they currently have over the management and policies of Amcor. The exact ownership interests of Amcor Shareholders in the combined company immediately following the Merger will depend on the number of Amcor Ordinary Shares and the number of shares of Berry Common Stock issued and outstanding immediately prior to the Effective Time.

Risks Relating to Tax Matters

Additional tax liabilities could have a material impact on Amcor’s financial condition, results of operations, and/or liquidity.

    We operate in a number of jurisdictions and will accordingly be subject to tax in several jurisdictions. The tax rules to which our entities are subject are complex and Amcor and its current and future subsidiaries will be required to make judgments (including certain judgments based on external advice) as to the interpretation and application of these rules, both as to the Merger and as to the operations of Amcor and our current and future subsidiaries. The interpretation and application of these laws could be challenged by relevant governmental authorities, which could result in administrative or judicial procedures, actions or sanctions, the ultimate outcome of which could adversely affect us after the Merger. We are currently subject to ongoing routine tax inquiries, investigations, and/or audits in various jurisdictions and the tax affairs of Amcor and our current and future subsidiaries will in the ordinary course be reviewed by tax authorities, who may disagree with certain positions taken and assess additional taxes. We will regularly assess the likely outcomes of such tax inquiries, investigations or audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these inquiries, investigations or audits and the actual outcomes of these inquiries, investigations or audits could have a material impact on our financial results.

Operational Risk

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    We did not repurchase shares during the three months ended December 31, 2024. The table below is presented in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
October 1 - 31, 2024	—	$—	—	$39
November 1 - 30, 2024	—	—	—	39
December 1 - 31, 2024	—	—	—	39
Total	—	$—	—

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

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

    The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit		Description
2.1
Agreement and Plan of Merger, dated as of November 19, 2024, by and among Amcor plc, Aurora Spirit, Inc. and Berry Global Group, Inc. (incorporated by reference to Exhibit 2.1 to Amcor plc’s Current Report on Form 8-K/A filed on November 19, 2024).

10.1
Letter Agreement between Amcor Rigid Plastics USA Inc. and Eric Roegner, effective as of January 1, 2025 (incorporated by reference to Exhibit 10.1 to Amcor plc’s Current Report on Form 8-K filed on January 6, 2025).*

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

AMCOR PLC

Date	February 5, 2025	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	February 5, 2025	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)