Form 10-Q
period 2025-03-31
Amcor plc
filed 2025-05-01
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of April 29, 2025, the registrant had 1,445,343,212 ordinary shares, $0.01 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

    This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "commit," "estimate," "potential," "ambitions," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. Neither Amcor nor any of its respective directors, executive officers, or advisors, provide any representation, assurance, or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur or if any of them do occur, what impact they will have on the business, results of operations or financial condition of Amcor. Should any risks and uncertainties develop into actual events, these developments could have a material adverse effect on Amcor's business, including the ability to successfully realize the expected benefits of the merger of Amcor and Berry Global Group, Inc. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

•risks arising from the integration of the Amcor and Berry Global Group, Inc., ("Berry") businesses as a result of the Merger completed on April 30, 2025 (the "Transaction");
•risk that the anticipated benefits of the Transaction may not be realized when expected or at all;
•risk of unexpected costs or expenses resulting from the Transaction;
•risk of further litigation related to the Transaction as two lawsuits have been filed;
•risk that the Transaction may have an adverse effect on our ability to retain key personnel and customers;
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
•impacts of operating internationally;
•price fluctuations or shortages in the availability of raw materials, energy and other inputs, and the introduction of new tariffs, which could adversely affect our business;
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

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2025	2024	2025	2024
Net sales	$3,333	$3,411	$9,927	$10,105
Cost of sales	(2,679)	(2,719)	(7,988)	(8,147)

Gross profit	654	692	1,939	1,958

Selling, general, and administrative expenses	(303)	(330)	(913)	(931)
Research and development expenses	(27)	(25)	(82)	(80)
Restructuring, transaction and integration expenses	(32)	(30)	(71)	(82)
Other income/(expenses), net	21	—	49	(46)

Operating income	313	307	922	819

Interest income	10	10	30	31
Interest expense	(85)	(89)	(252)	(263)
Other non-operating income/(expenses), net	(1)	2	(3)	2

Income before income taxes and equity in income/(loss) of affiliated companies	237	230	697	589

Income tax expense	(40)	(40)	(141)	(107)
Equity in income/(loss) of affiliated companies, net of tax	—	(1)	1	(3)

Net income	$197	$189	$557	$479

Net income attributable to non-controlling interests	(1)	(2)	(7)	(6)

Net income attributable to Amcor plc	$196	$187	$550	$473

Basic earnings per share:	$0.136	$0.129	$0.381	$0.327
Diluted earnings per share:	$0.136	$0.129	$0.380	$0.327
Note: Per share amounts may not add due to rounding. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Net income	$197	$189	$557	$479
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	(1)	—	3	3
Foreign currency translation adjustments, net of tax (b)	32	(41)	(73)	(10)
Excluded components of fair value hedges	11	—	—	—
Pension, net of tax (c)	—	—	(2)	1
Other comprehensive income/(loss)	42	(41)	(72)	(6)
Total comprehensive income	239	148	485	473
Comprehensive income attributable to non-controlling interests	(1)	(2)	(7)	(6)
Comprehensive income attributable to Amcor plc	$238	$146	$478	$467

(a) Tax expense related to cash flow hedges	$—	$—	$(1)	$(1)
(b) Tax expense related to foreign currency translation adjustments	$—	$(3)	$(3)	$(1)
(c) Tax expense related to pension adjustments	$(1)	$—	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$2,045	$588
Trade receivables, net of allowance for credit losses of $22 and $24, respectively	1,969	1,846
Inventories, net:
Raw materials and supplies	928	862
Work in process and finished goods	1,214	1,169
Prepaid expenses and other current assets	546	500
Total current assets	6,702	4,965
Non-current assets:
Property, plant, and equipment, net	3,696	3,763
Operating lease assets	529	567
Deferred tax assets	168	148
Other intangible assets, net	1,283	1,391
Goodwill	5,304	5,345
Employee benefit assets	34	34
Other non-current assets	326	311
Total non-current assets	11,340	11,559
Total assets	$18,042	$16,524
Liabilities
Current liabilities:
Current portion of long-term debt	$9	$12
Short-term debt	150	84
Trade payables	2,339	2,580
Accrued employee costs	315	399
Other current liabilities	1,127	1,186
Total current liabilities	3,940	4,261
Non-current liabilities:
Long-term debt, less current portion	8,638	6,603
Operating lease liabilities	447	488
Deferred tax liabilities	550	584
Employee benefit obligations	198	217
Other non-current liabilities	410	418
Total non-current liabilities	10,243	8,310
Total liabilities	$14,183	$12,571

Commitments and contingencies (See Note 17)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (1,445 and 1,445 million shares, respectively)	$14	$14
Additional paid-in capital	4,055	4,019
Retained earnings	881	879
Accumulated other comprehensive loss	(1,092)	(1,020)
Treasury shares (1 and 1 million shares, respectively)	(7)	(11)
Total Amcor plc shareholders' equity	3,851	3,881
Non-controlling interests	8	72
Total shareholders' equity	3,859	3,953
Total liabilities and shareholders' equity	$18,042	$16,524
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2025	2024
Cash flows from operating activities:
Net income	$557	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	399	448
Net periodic benefit cost	12	10
Amortization of debt discount and other deferred financing costs	24	8
Net gain on disposal of property, plant, and equipment	(3)	(1)
Net gain on disposal of businesses	(8)	—
Equity in (income)/loss of affiliated companies	(1)	3
Net foreign exchange loss	1	24
Share-based compensation	30	20
Other, net	97	(18)
Loss from highly inflationary accounting for Argentine subsidiaries	21	102
Deferred income taxes, net	(49)	(17)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(804)	(680)
Net cash provided by operating activities	276	378
Cash flows from investing activities:
Investments in affiliated companies and other	—	(3)
Business acquisitions	(11)	(20)
Purchase of property, plant, and equipment, and other intangible assets	(360)	(358)
Proceeds from divestitures, net of cash divested	113	—
Proceeds from sales of property, plant, and equipment, and other intangible assets	9	12
Net cash used in investing activities	(249)	(369)
Cash flows from financing activities:
Proceeds from exercise of options	15	—
Purchase of treasury shares and tax withholdings for share-based incentive plans	(53)	(51)
Proceeds from issuance of long-term debt	2,185	—
Repayment of long-term debt	(3)	(18)
Financing-related transaction fees	(11)	—
Net borrowing/(repayment) of commercial paper	(192)	416
Net borrowing of short-term debt	65	28
Repayment of lease liabilities	(8)	(9)
Share buybacks/cancellations	—	(30)
Dividends paid	(550)	(542)
Net cash provided by/(used in) financing activities	1,448	(206)

Effect of exchange rates on cash and cash equivalents	(18)	(35)

Net increase/(decrease) in cash and cash equivalents	1,457	(232)
Cash and cash equivalents balance at beginning of year	588	689

Cash and cash equivalents balance at end of period	$2,045	$457

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$189	$237
Income taxes paid	$148	$163

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$66	$62
Contingent purchase considerations related to acquired businesses, accrued but not paid	$15	$26
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of December 31, 2023	$14	$3,993	$795	$(827)	$(11)	$63	$4,027
Net income			187			2	189
Other comprehensive loss				(41)		—	(41)
Dividends declared ($0.125 per share)			(180)			(1)	(181)
Share-based compensation expense		14					14
Balance as of March 31, 2024	$14	$4,007	$802	$(868)	$(11)	$64	$4,008

Balance as of June 30, 2023	$14	$4,021	$865	$(862)	$(12)	$64	$4,090
Net income			473			6	479
Other comprehensive loss				(6)		—	(6)
Share buyback/cancellations	—	(30)					(30)
Dividends declared ($0.3725 per share)			(536)			(6)	(542)
Shares vested and related tax withholdings		(52)			49		(3)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		48					48
Purchase of treasury shares					(48)		(48)
Share-based compensation expense		20					20
Balance as of March 31, 2024	$14	$4,007	$802	$(868)	$(11)	$64	$4,008

Balance as of December 31, 2024	$14	$4,045	$869	$(1,134)	$(10)	$7	$3,791
Net income			196			1	197
Other comprehensive income				42		—	42
Dividends declared ($0.1275 per share)			(184)			—	(184)
Options exercised and shares vested, and related tax withholdings		(2)			3		1
Share-based compensation expense		12					12
Balance as of March 31, 2025	$14	$4,055	$881	$(1,092)	$(7)	$8	$3,859

Balance as of June 30, 2024	$14	$4,019	$879	$(1,020)	$(11)	$72	$3,953
Net income			550			7	557
Other comprehensive loss				(72)		—	(72)
Dividends declared ($0.38 per share)			(548)			(2)	(550)
Options exercised and shares vested, and related tax withholdings		(41)			51		10
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		47					47
Purchase of treasury shares					(47)		(47)
Share-based compensation expense		30					30
Change in non-controlling interests						(69)	(69)
Balance as of March 31, 2025	$14	$4,055	$881	$(1,092)	$(7)	$8	$3,859
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

Note 3 - Merger with Berry Global Group, Inc.

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

    Subsequent to the end of the third quarter of fiscal year 2025, on April 30, 2025, the remaining conditions of the Merger Agreement were fulfilled, and the Merger was completed. Refer to Note 18, "Subsequent Events" for further information.

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

Note 5 - Restructuring, Transaction, and Integration Expenses

    Restructuring, transaction and integration expenses, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Transaction and integration costs	$(26)	$—	$(36)	$—
Restructuring and related expenses, net	(6)	(30)	(35)	(82)
Restructuring, transaction, and integration expenses	$(32)	$(30)	$(71)	$(82)

    Transaction and integration costs include advisory services, financing-related, legal, and other costs associated with the Merger. Refer to Note 3, "Merger with Berry Global Group, Inc."

    Refer to Note 6, "Restructuring" for information on restructuring and related expenses, net.

Note 6 - Restructuring

    Restructuring and related expenses, net, were $6 million and $30 million during the three months ended March 31, 2025, and 2024, respectively, and $35 million and $82 million during the nine months ended March 31, 2025, and 2024, respectively. The Company's restructuring activities for the three and nine months ended March 31, 2025, and 2024, were primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more complete information on its restructuring activities.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it would allocate approximately $110 million to $130 million of the sale proceeds from the Russian business to various cost saving initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). The Company expects total Plan cash and non-cash net expenses of approximately $220 million, of which approximately $100 million relates to employee related expenses, approximately $25 million to fixed asset related expenses (net of expected gains on asset disposals), approximately $55 million to other restructuring expenses, and approximately $40 million to restructuring related expenses. The projects are expected to result in approximately $130 million of net cash expenditures. The Plan includes both the Flexibles and Rigid Packaging reportable segments and was largely completed as of December 31, 2024.

    From the initiation of the Plan through March 31, 2025, the Company has incurred $99 million in employee related expenses, $34 million in fixed asset related expenses, $54 million in other restructuring, and $26 million in restructuring related expenses, with $187 million incurred in the Flexibles reportable segment and $26 million incurred in the Rigid Packaging reportable segment. The Plan has resulted in cumulative net cash outflows of $106 million. Additional cash payments of approximately $24 million, net of estimated proceeds from disposals, are expected until completion of the Plan, which predominantly relates to the Flexibles reportable segment.

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

Consolidated Restructuring Plans

    The total costs incurred from the beginning of the Company's 2023 Restructuring Plan and Other Restructuring Plans are as follows:

($ in millions)	2023 Restructuring Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses
Fiscal year 2023	$94	$17	$111
Fiscal year 2024	87	10	97
Fiscal year 2025, first quarter	6	—	6
Fiscal year 2025, second quarter	21	2	23
Fiscal year 2025, third quarter	5	1	6
Net expenses incurred	$213	$30	$243
(1)Includes restructuring related expenses from the 2023 Restructuring Plan of $6 million, $15 million, $2 million, $1 million, and $2 million, for fiscal year 2023, fiscal year 2024, first quarter of fiscal year 2025, second quarter of fiscal year 2025, and third quarter of fiscal year 2025 respectively. In the three and nine months ended March 31, 2025, $1 million of the restructuring and related expenses, net, were incurred in the Rigid Packaging reportable segment and the remainder in the Flexibles reportable segment.

(2)Includes restructuring related costs of $4 million in both fiscal years 2023 and 2024, and $1 million in both the second quarter and third quarter of fiscal year 2025, respectively.

    An analysis of the restructuring charges by type incurred is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Employee related expenses	$—	$3	$18	$16
Fixed asset related expenses	1	11	3	23
Other expenses	2	11	7	30
Total restructuring expenses, net	$3	$25	$28	$69

    An analysis of the Company's restructuring plan liability is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2024	$80	$3	$19	$102
Net charges to earnings	18	3	7	28
Cash paid	(23)	(4)	(23)	(50)
Non-cash and other	—	(2)	—	(2)
Liability balance as of March 31, 2025	$75	$—	$3	$78

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

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of March 31, 2025, and June 30, 2024, the amounts due to suppliers participating in the Company’s SCF programs amounted to $0.8 billion and $1.1 billion, respectively.

Note 8 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Flexibles Segment	Rigid Packaging Segment	Total
Balance as of June 30, 2024	$4,373	$972	$5,345
Disposals (1)	(1)	(30)	(31)
Foreign currency translation	(6)	(4)	(10)
Balance as of March 31, 2025	$4,366	$938	$5,304
(1)Disposals are detailed in Note 4, "Acquisitions and Disposals".

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	March 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,999	$(890)	$1,109
Computer software	290	(192)	98
Other	334	(258)	76
Total other intangible assets	$2,623	$(1,340)	$1,283

	June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,999	$(791)	$1,208
Computer software	272	(182)	90
Other (2)	334	(241)	93
Total other intangible assets	$2,605	$(1,214)	$1,391
(1)Accumulated amortization and impairment as of March 31, 2025, and June 30, 2024, included $35 million and $34 million, respectively, of accumulated impairment in the Other category.
(2)As of June 30, 2024, Other included $17 million of acquired intellectual property assets not yet being amortized as the related R&D projects had not yet been completed.

    Amortization expenses for intangible assets were $42 million and $46 million during the three months ended March 31, 2025 and 2024, respectively, and $126 million and $137 million during the nine months ended March 31, 2025, and 2024, respectively.

Note 9 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of March 31, 2025, and June 30, 2024, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company's long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of long-term debt with fixed interest rates were as follows:

	March 31, 2025		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper (1) and finance leases)	$7,365	$7,343	$5,141	$4,973
(1)As of March 31, 2025, the Company had interest rate swap contracts outstanding for a total notional amount of commercial paper of $400 million, maturing on June 30, 2025. These contracts are considered to be economic hedges and the related $400 million notional amount of commercial paper is also excluded from the total long-term debt with fixed interest rates.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	6	—	6
Total assets measured at fair value	$—	$7	$—	$7

Liabilities
Contingent purchase consideration	$—	$—	$26	$26
Commodity contracts	—	2	—	2
Forward exchange contracts	—	7	—	7
Interest rate swaps	—	72	—	72
Cross currency swaps	—	22	—	22
Total liabilities measured at fair value	$—	$103	$26	$129

	June 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$2	$—	$2
Forward exchange contracts	—	2	—	2
Total assets measured at fair value	$—	$4	$—	$4

Liabilities
Contingent purchase consideration	$—	$—	$36	$36
Commodity contracts	—	1	—	1
Forward exchange contracts	—	4	—	4
Interest rate swaps	—	92	—	92
Cross currency swaps	—	16	—	16
Total liabilities measured at fair value	$—	$113	$36	$149

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of March 31, 2025, the Company had contingent purchase consideration liabilities of $26 million, consisting of $15 million of contingent purchase consideration predominantly relating to fiscal year 2023 acquisitions and a $11 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material.

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

    During the nine months ended March 31, 2025, and 2024, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill. For information on long-lived asset impairments, refer to fixed asset related expenses in Note 6, "Restructuring".

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

    On August 5, 2024, the Company entered into an interest rate swap contract for a notional amount of $500 million, which was subsequently downsized to $400 million notional on November 4, 2024. Under the terms of the contract, the Company pays a fixed rate of interest of 4.30% and receives a variable rate of interest, based on compound overnight Secured Overnight Financing Rate ("SOFR"), effective from August 12, 2024, through June 30, 2025, with monthly settlements commencing on September 1, 2024. The interest rate swap contract serves as an economic hedge of the SOFR component of the Company's commercial paper issuances. As of March 31, 2025, the Company had no other receive-variable/pay-fixed interest rate swaps outstanding. As of June 30, 2024, the Company did not have receive-variable, pay-fixed interest rate swaps outstanding. The Company did not apply hedge accounting on these economic hedging instruments.

    As of March 31, 2025, and June 30, 2024, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swaps was $650 million.

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

    As of March 31, 2025, and June 30, 2024, the notional amounts of the outstanding forward contracts were $576 million and $556 million, respectively.

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

    At March 31, 2025, and June 30, 2024, the Company had cross currency swaps with a notional amount of $500 million outstanding.

Commodity Risk

    Certain raw materials used in the Company's production processes are subject to price volatility caused by weather, supply conditions, political and economic variables, including tariffs, and other unpredictable factors. The Company's policy is to minimize exposure to price volatility by passing through the commodity price risk to customers, including through the use of fixed price swaps.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	March 31, 2025	June 30, 2024
Commodity	Volume	Volume
Aluminum	23,167 tons	10,673 tons
PET resin	14,181,818 lbs.	27,916,666 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	March 31, 2025	June 30, 2024
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$1	$2
Forward exchange contracts	Other current assets	5	2
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	1	—
Total current derivative contracts		7	4
Total non-current derivative contracts		—	—
Total derivative asset contracts		$7	$4

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$2	$1
Forward exchange contracts	Other current liabilities	6	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	1	1
Total current derivative contracts		9	5
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	72	92
Cross currency swaps	Other non-current liabilities	22	16
Total non-current derivative contracts		94	108
Total derivative liability contracts		$103	$113

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2025	2024	2025	2024
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$—	$(1)	$—	$(2)
Forward exchange contracts	Net sales	—	1	—	1
Treasury locks	Interest expense	(1)	(1)	(2)	(2)
Total		$(1)	$(1)	$(2)	$(3)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2025	2024	2025	2024
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income/(expenses), net	$—	$3	$(2)	$11
Interest rate swaps	Other income/(expenses), net	—	(3)	—	(12)
Total		$—	$—	$(2)	$(1)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2025	2024	2025	2024
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$14	$(11)	$20	$3
Cross currency swaps (1)	Interest expense	5	—	12	—
Cross currency swaps	Other income/(expenses), net	(13)	—	(10)	—
Total		$6	$(11)	$22	$3

(1)Represents the gains for amounts excluded from the effectiveness testing.

Note 11 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for defined benefit plans includes the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Service cost	$4	$4	$11	$13
Interest cost	11	13	37	38
Expected return on plan assets	(13)	(14)	(39)	(42)
Amortization of actuarial loss	1	1	4	3
Amortization of prior service credit	—	(1)	(2)	(3)
Settlement costs	—	—	1	1
Net periodic benefit cost	$3	$3	$12	$10

    Service cost is included in operating income. All other components of net periodic benefit cost are recorded within other non-operating income/(expenses), net.

    Settlement costs for the nine months ended March 31, 2025, relate to payments made to certain eligible active and terminated vested participants, in one of the Company's closed principal funded defined benefit plans in the United States (the "U.S. Plan"), who opted to receive a lump-sum payment. The settlement reduced both the projected benefit obligation and fair value of plan assets of the U.S. Plan by $27 million and resulted in a non-cash settlement charge of approximately $2 million related to the accelerated recognition of unamortized net actuarial losses in accumulated other comprehensive loss. This loss was partially offset by a non-cash settlement gain of approximately $1 million following the sale of Bericap.

Note 12 - Debt

Bridge facility

    In connection with the Merger (refer to Note 3, "Merger with Berry Global Group, Inc."), the Company entered into a commitment letter with lending institutions, dated as of November 19, 2024, to provide a 364-day senior unsecured bridge loan facility (the "Bridge Facility") in an aggregate principal amount of up to $3.0 billion to fund the repayment of certain outstanding debt of Berry upon the closing of the Merger, and the payment of fees and expenses related to the Merger. The Company paid a commitment fee of $11 million on the Bridge Facility in the three months ended December 31, 2024. On February 13, 2025, the Company voluntarily reduced the commitments under the Bridge Facility by $800 million to an aggregate principal amount of $2.2 billion. On March 17, 2025, following the issuance of Notes (as defined below), the commitment for the Bridge Facility was terminated and the balance of the unamortized commitment fee of $8 million was expensed.

Issuance of long-term debt

    On March 17, 2025, the Company issued additional guaranteed senior notes in an aggregate principal amount of $2.2 billion (collectively, the “Notes”). The Notes consist of (i) $725 million principal amount of 4.80% Guaranteed Senior Notes due 2028, (ii) $725 million principal amount of 5.10% Guaranteed Senior Notes due 2030 and (iii) $750 million principal amount of 5.50% Guaranteed Senior Notes due 2035. The Notes are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries.

    The Company used the net proceeds from the Notes to repay certain existing indebtedness of Berry in connection with the closing of the contemplated Merger. Refer to Note 18, "Subsequent Events" for further information.

Revolving credit facility

    On March 3, 2025, the Company terminated the three- and five-year syndicated facility agreements, which collectively provided for $3.75 billion of credit facilities. On the same day, the Company entered into a five-year syndicated facility agreement of $3.75 billion which is unsecured and has a contractual maturity in March 2030. The agreement includes customary terms and conditions for a syndicated facility of this nature, and the facility has two 12 months options available to management to extend the maturity date. Subject to certain conditions, the Company can request the total commitment level under the agreement to be increased by up to $1.0 billion. Interest charged on borrowings under the credit facility is based on the applicable market rate plus the applicable margin.

    The five-year syndicated facility agreement also contains a covenant to maintain a net leverage ratio not to exceed 3.9:1.00, stepping up to 4.25:1.00 for the twelve consecutive calendar months following the consummation of an acquisition with aggregate consideration in excess of $375 million.

    As of March 31, 2025, and June 30, 2024, the Company's credit facilities amounted to $3.75 billion. As of March 31, 2025 and June 30, 2024, the Company has $2.5 billion and $2.4 billion of undrawn commitments, respectively.

Note 13 - Income Taxes

    The provision for income taxes for the three and nine months ended March 31, 2025 and 2024 is based on the Company’s estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in income/(loss) of affiliated companies, and is adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended March 31, 2025, decreased by 0.5 percentage points compared to the three months ended March 31, 2024, from 17.4% to 16.9%, primarily due to the differences in the magnitudes of non-deductible expenses and discrete events between the periods.

    The effective tax rate for the nine months ended March 31, 2025, increased by 2.0 percentage points compared to the nine months ended March 31, 2024 from 18.2% to 20.2%, primarily due to the tax impact of the divestiture of Bericap, and differences in the magnitudes of non-deductible expenses and discrete events between the periods.

Note 14 - Shareholders' Equity

    The changes in ordinary and treasury shares during the nine months ended March 31, 2025, and 2024 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2023	1,448	$14	1	$(12)
Share buyback / cancellations	(3)	—	—	—
Shares vested	—	—	(4)	49
Purchase of treasury shares	—	—	4	(48)
Balance as of March 31, 2024	1,445	$14	1	$(11)

Balance as of June 30, 2024	1,445	$14	1	$(11)
Options exercised and shares vested	—	—	(4)	51
Purchase of treasury shares	—	—	4	(47)
Balance as of March 31, 2025	1,445	$14	1	$(7)

    The changes in the components of accumulated other comprehensive loss, net of tax, during the nine months ended March 31, 2025, and 2024 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)
Balance as of June 30, 2023	$(823)	$(13)	$(10)	$(16)	$(862)
Other comprehensive loss before reclassifications	(10)	—	—	—	(10)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	3	4
Net current period other comprehensive income / (loss)	(10)	—	1	3	(6)
Balance as of March 31, 2024	$(833)	$(13)	$(9)	$(13)	$(868)

Balance as of June 30, 2024	$(931)	$(13)	$(55)	$(21)	$(1,020)
Other comprehensive income / (loss) before reclassifications	(81)	—	(5)	1	(85)
Amounts reclassified from accumulated other comprehensive loss	8	—	3	2	13
Net current period other comprehensive income / (loss)	(73)	—	(2)	3	(72)
Balance as of March 31, 2025	$(1,004)	$(13)	$(57)	$(18)	$(1,092)

    The following tables provide details of amounts reclassified from AOCI into income:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Amortization of pension:
Amortization of prior service credit	$—	$(1)	$(2)	$(3)
Amortization of actuarial loss	1	1	4	3
Effect of pension settlement	—	—	1	1
Total before tax effect	1	—	3	1
Tax effect	—	—	—	—
Total net of tax	$1	$—	$3	$1

(Gains)/Losses on cash flow hedges:
Commodity contracts	$—	$1	$—	$2
Forward exchange contracts	—	(1)	—	(1)
Treasury locks	1	1	2	2
Total before tax effect	1	1	2	3
Tax effect	—	—	—	—
Total net of tax	$1	$1	$2	$3

Losses on foreign currency translation
Foreign currency translation adjustment	$—	$—	$8	$—
Total before tax effect	—	—	8	—
Tax effect	—	—	—	—
Total net of tax	$—	$—	$8	$—

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company currently acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    To protect the Company from share price volatility, the Company has entered into forward contracts for the purchase of its ordinary shares. As of March 31, 2025, the Company had forward contracts outstanding that were entered into in September 2022 and mature in September 2025 to purchase 2 million shares at a weighted average price of $12.16. As of June 30, 2024, the Company had forward contracts outstanding that were entered into in September 2022 and matured in September 2024 to purchase 6 million shares at a weighted average price of $12.11. During the nine months ended March 31, 2025, the Company settled 4 million shares which related to outstanding forward contracts as of June 30, 2024.

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

    The following table presents information about reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Flexibles	$2,605	$2,598	$7,667	$7,646
Rigid Packaging	728	813	2,260	2,459
Net sales	$3,333	$3,411	$9,927	$10,105

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Flexibles	$357	$358	$1,008	$992
Rigid Packaging	55	71	171	184
Other	(28)	(32)	(67)	(70)
Adjusted EBIT	384	397	1,112	1,106
Less: Amortization of acquired intangible assets from business combinations (1)	(37)	(43)	(116)	(126)
Less: Impact of hyperinflation (2)	(3)	(4)	(8)	(55)
Less: Transaction and Integration (3)	(26)	—	(36)	—
Less: Restructuring and related expenses, net (4)	(6)	(30)	(35)	(82)
Less: CEO transition costs (5)	—	(8)	—	(8)
Add/(Less): Other (6)	—	(4)	3	(17)
Interest income	10	10	30	31
Interest expense	(85)	(89)	(252)	(263)
Equity in (income)/loss of affiliated companies, net of tax	—	1	(1)	3
Income before income taxes and equity in (income)/loss of affiliated companies	$237	$230	$697	$589

(1)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Transaction and Integration includes incremental costs related to the Merger. Refer to Note 5 "Restructuring, Transaction, and Integration Expenses.
(4)Restructuring and related expenses, net, primarily includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6 - "Restructuring" for further information.
(5)For the three and nine months ended March 31, 2024, CEO transition costs primarily reflect accelerated compensation, including share-based compensation, granted to the Company's former Chief Executive Officer and other transition related expenses.
(6)For the nine months ended March 31, 2025, Other includes various expense and income items primarily relating to a pre-tax gain on the disposal of Bericap of $15 million, and a loss on disposal of a non-core business. Refer to Note 4, "Acquisitions and Disposals" for further information. For the three and nine months ended March 31, 2024, Other includes various expense and income items relating to acquisitions, retroactive foil duties, certain litigation reserve settlements, and fair value movements on economic hedges.

    The following tables disaggregate net sales by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended March 31,
	2025			2024
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$1,065	$539	$1,604	$1,051	$627	$1,678
Latin America	262	189	451	277	186	463
Europe	891	—	891	883	—	883
Asia Pacific	387	—	387	387	—	387
Net sales	$2,605	$728	$3,333	$2,598	$813	$3,411

	Nine Months Ended March 31,
	2025			2024
($ in millions)	Flexibles	Rigid Packaging	Total	Flexibles	Rigid Packaging	Total
North America	$3,076	$1,663	$4,739	$3,026	$1,852	$4,878
Latin America	783	597	1,380	826	607	1,433
Europe	2,586	—	2,586	2,605	—	2,605
Asia Pacific	1,222	—	1,222	1,189	—	1,189
Net sales	$7,667	$2,260	$9,927	$7,646	$2,459	$10,105

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2025	2024	2025	2024
Numerator
Net income attributable to Amcor plc	$196	$187	$550	$473
Distributed and undistributed earnings attributable to shares to be repurchased	—	(1)	(1)	(2)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$196	$186	$549	$471

Denominator
Weighted-average ordinary shares outstanding	1,445	1,445	1,445	1,445
Weighted-average ordinary shares to be repurchased by Amcor plc	(2)	(6)	(3)	(6)
Weighted-average ordinary shares outstanding for EPS—basic	1,443	1,439	1,442	1,439
Effect of dilutive shares	3	1	3	1
Weighted-average ordinary shares outstanding for EPS—diluted	1,446	1,440	1,445	1,440

Per ordinary share income
Basic earnings per ordinary share	$0.136	$0.129	$0.381	$0.327
Diluted earnings per ordinary share	$0.136	$0.129	$0.380	$0.327
Note: Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 16 million and 17 million shares for the three and nine months ended March 31, 2025, respectively. The excluded stock awards represented an aggregate of 27 million and 30 million shares, for the three and nine months ended March 31, 2024, respectively.

Note 17 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of March 31, 2025, the Company has recorded accruals of $12 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $22 million as of March 31, 2025. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of March 31, 2025, the Company provided letters of credit of $14 million, judicial insurance of $2 million, and deposited cash of $15 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of March 31, 2025, the Company has recorded aggregate accruals of $9 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of March 31, 2025, the Company has also recorded aggregate accruals of $37 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three and nine months ended March 31, 2025.

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

Note 18 - Subsequent Events

    On April 30, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.1275 per share to be paid on June 10, 2025, to shareholders of record as of May 22, 2025. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from May 21, 2025, to May 22, 2025, inclusive.

    On April 30, 2025, the Company completed the Merger with Berry, a global leader in innovative packaging solutions, acquiring 100 percent of their equity. The Merger is expected to provide the Company with greater scale, enhanced product development and exposure to attractive markets and products, while achieving financial synergies. Pursuant to the Merger Agreement, dated November 19, 2024, the provisional purchase consideration of $10.3 billion, is based on the conversion of each outstanding share of Berry Common Stock to 7.25 of Amcor Ordinary Shares, estimated fair value of converted vested Berry share based awards at closing, estimated fair value of converted unvested share based awards attributable to pre-combination service, and debt required to be paid off at transaction close. In addition to the purchase price, approximately $5.2 billion of debt is expected to be assumed by the Company. The provisional purchase price excludes transaction costs of $28 million for the nine-month period ended March 31, 2025, which were expensed as incurred.

    Due to the proximity in time of the acquisition to the filing of this Quarterly Report on Form 10-Q, the Company has not completed the initial purchase price accounting and is therefore unable to disclose the major classes of acquired assets and liabilities as of the acquisition date. Moreover, the Company is unable to provide updated pro-forma financial information related to the combined entity. The Company will disclose this information, at least on a provisional basis, in its Form 10-K for the year ended June 30, 2025.

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

Summary of Financial Results

	Three Months Ended March 31,				Nine Months Ended March 31,
($ in millions)	2025		2024		2025		2024
Net sales	$3,333	100.0%	$3,411	100.0%	$9,927	100.0%	$10,105	100.0%
Cost of sales	(2,679)	(80.4%)	(2,719)	(79.7%)	(7,988)	(80.5%)	(8,147)	(80.6%)

Gross profit	654	19.6%	692	20.3%	1,939	19.5%	1,958	19.4%

Operating expenses:
Selling, general, and administrative expenses	(303)	(9.1%)	(330)	(9.7%)	(913)	(9.2%)	(931)	(9.2%)
Research and development expenses	(27)	(0.8%)	(25)	(0.7%)	(82)	(0.8%)	(80)	(0.8%)
Restructuring, transaction and integration expenses	(32)	(1.0%)	(30)	(0.9%)	(71)	(0.7%)	(82)	(0.8%)
Other income/(expenses), net	21	0.6%	—	—%	49	0.5%	(46)	(0.5%)

Operating income	313	9.4%	307	9.0%	922	9.3%	819	8.1%

Interest income	10	0.3%	10	0.3%	30	0.3%	31	0.3%
Interest expense	(85)	(2.6%)	(89)	(2.6%)	(252)	(2.5%)	(263)	(2.6%)
Other non-operating income/(expenses), net	(1)	—%	2	0.1%	(3)	—%	2	—%

Income before income taxes and equity in income/(loss) of affiliated companies	237	7.1%	230	6.7%	697	7.0%	589	5.8%

Income tax expense	(40)	(1.2%)	(40)	(1.2%)	(141)	(1.4%)	(107)	(1.1%)
Equity in income/(loss) of affiliated companies, net of tax	—	—%	(1)	—%	1	—%	(3)	—%

Net income	$197	5.9%	$189	5.5%	$557	5.6%	$479	4.7%

Net income attributable to non-controlling interests	(1)	—%	(2)	(0.1%)	(7)	(0.1%)	(6)	(0.1%)

Net income attributable to Amcor plc	$196	5.9%	$187	5.5%	$550	5.5%	$473	4.7%

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

Significant Developments Affecting the Periods Presented

Completion of Berry Global Group, Inc. Merger on April 30, 2025

    On November 19, 2024, the Company, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Berry Global Group, Inc., a Delaware corporation (“Berry”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Merger Sub with and into Berry (the “Merger”), with Berry surviving the Merger as a wholly-owned subsidiary of Amcor. On April 30, 2025, we completed the transactions called for by the Merger Agreement to obtain all of the ownership interest in Berry. In connection with the closing of the Merger, we issued approximately 846 million ordinary shares to Berry shareholders, excluding shares for Berry vested share based payment awards at closing, and paid $2.2 billion in connection with the required extinguishment of certain Berry indebtedness using the proceeds from the cumulative issuance of $2.2 billion in long-term debt in March 2025. Refer to Part 1, Item 1 - Financial Statements, Note 3, "Merger with Berry Global Group, Inc.", Note 12, "Debt", and Note 18, "Subsequent Events" for further information.

Economic and Market Conditions

    Market dynamics remain challenging with softer consumer demand and customer order volatility in certain markets, and higher costs in certain areas, including labor costs, during fiscal year 2025. Despite these hurdles, we have benefited from overall sales volume growth of 1% through the first nine months of fiscal year 2025, with sales volumes in North America generally softening sequentially in the third quarter of fiscal year 2025. The underlying causes for the market volatility being experienced can be attributed to a variety of factors, such as geopolitical tension and conflicts, changes in U.S. domestic and global tariff frameworks, inflation in many economies impacting consumption and consumer demand, and customer destocking following a period of supply chain constraints. While we generally manufacture our products in the local markets where they are sold, the volatility in tariffs may negatively impact customer and consumer demand, disrupt our supply chains, and increase inflation, raising our costs. In this context, we have remained focused on taking price and cost actions to offset inflation and aligning our cost base with market dynamics and expect to continue to do so. There is no assurance that we will meet our performance expectations or that ongoing geopolitical tensions, including disruptions related to tariffs and other factors, will not negatively impact our financial results.

Russia-Ukraine Conflict / 2023 Restructuring Plan

    On February 7, 2023, we announced that we expect to invest $110 million to $130 million of the sale proceeds from our Russian business sold in December 2022 for net cash proceeds of $365 million in various cost savings initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan").

    As of March 31, 2025, we have initiated restructuring and related projects with an expected net cost of approximately $220 million, of which approximately $130 million is expected to result in net cash expenditures. From the initiation of the Plan until March 31, 2025, we have incurred $99 million in employee-related expenses, $34 million in fixed asset related expenses, $54 million in other restructuring, and $26 million in restructuring related expenses. The Plan has resulted in $106 million of cumulative net cash outflows to date. The Plan has been largely completed as of December 31, 2024. Management expects to realize an annualized pre-tax benefit of approximately $50 million from structural cost reduction actions taken as a result of all Russia related restructuring by the end of fiscal year 2025.

    For further information, refer to Note 6, "Restructuring," of Part I, "Item 1, Notes to Condensed Consolidated Financial Statements".

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Following the governmental election in the second quarter of fiscal year 2024, Argentina devalued the Argentine Peso by approximately 55% against the U.S. dollar. In April 2025, the Argentine government lifted its capital controls over the Argentine peso and implemented a currency band within which the government will allow the Argentine peso to trade against the U.S. dollar and will enable the Central Bank of Argentina to increase its reserves. As of the date of this filing, the Argentine peso is trading within the currency band established by the government and the country has received additional funding from the International Monetary Fund. The impact of highly inflationary accounting in the three months ended March 31, 2025 and 2024 resulted in a negative impact on monetary assets of $3 million and $4 million, respectively, and $8 million and $55 million in the nine months ended March 31, 2025 and 2024, respectively, in foreign currency transaction losses that were reflected in the unaudited condensed consolidated statements of income.

Results of Operations - Three Months Ended March 31, 2025

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions, except per share data)	2025	2024
Net sales	$3,333	$3,411
Operating income	313	307
Operating income as a percentage of net sales	9.4%	9.0%

Net income attributable to Amcor plc	$196	$187
Diluted Earnings Per Share	$0.136	$0.129

    Net sales decreased by $78 million, or 2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Excluding negative currency impacts of $78 million, the negative impacts from disposed operations of $58 million, and the positive impacts from the pass-through of higher raw material costs of approximately $45 million, the remaining variation in net sales for the three months ended March 31, 2025 was an increase of approximately $13 million, reflecting flat sales volumes and favorable price/mix impacts.

    Net income attributable to Amcor plc increased by $9 million, or 5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, mainly due to lower selling, general, and administrative expenses of $27 million and higher other income, net, of $21 million, partially offset by a decrease in gross profit of $38 million.

    Diluted earnings per share ("Diluted EPS") increased by $0.007, or 5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, with the net income available to ordinary shareholders of Amcor plc also increasing by 5% due to the above items and the diluted weighted average number of shares remaining in line with the prior year.

Segment Results of Operations

Flexibles Segment

	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales	$2,605	$2,598
Adjusted EBIT	357	358
Adjusted EBIT as a percentage of net sales	13.7%	13.8%

    Net sales increased by $7 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Excluding negative currency impacts of $59 million, the positive impacts from pass-through of higher raw material costs of approximately $40 million, and the negative impacts from disposed operations of $11 million, the remaining variation in net sales for the three months ended March 31, 2025 was an increase of approximately $37 million, or 1%, reflecting higher sales volumes and favorable price/mix impacts, both with less than a 1% favorable impact.

    Adjusted earnings before interest and tax ("Adjusted EBIT") decreased by $1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Excluding negative currency impacts of $7 million, the remaining variation in Adjusted EBIT for the three months ended March 31, 2025, was an increase of $6 million, or 2%, driven by favorable volumes flow through of approximately 3% and favorable operating costs performance of approximately 9%, partially offset by unfavorable price/mix impacts of approximately 10%.

Rigid Packaging Segment

	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales	$728	$813
Adjusted EBIT	55	71
Adjusted EBIT as a percentage of net sales	7.6%	8.7%

    Net sales decreased by $85 million, or 10%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Excluding the negative impacts from disposed operations of approximately $45 million, the negative currency impacts of $19 million, and the positive impacts from the pass-through of higher raw material costs of approximately $5 million, the remaining variation in net sales for the three months ended March 31, 2025 was a decrease of approximately $26 million, or 3%, reflecting unfavorable sales volumes of approximately 2% and unfavorable price/mix impacts of approximately 1%.

    Adjusted EBIT decreased by $16 million, or 22%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Excluding the negative impacts from disposed operations of approximately $5 million and the negative currency impacts of $2 million the remaining variation in Adjusted EBIT for the three months ended March 31, 2025 was a decrease of approximately $9 million, or 12%, driven by unfavorable volumes of 8% and unfavorable price/mix impacts of approximately 11%, partially offset by a lower operating costs impact of 7%.

Consolidated Gross Profit

	Three Months Ended March 31,
($ in millions)	2025	2024
Gross profit	$654	$692
Gross profit as a percentage of net sales	19.6%	20.3%

    Gross profit decreased by $38 million, or 5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily driven by negative currency impacts of 2%, disposals in the current fiscal year, and lower sales, partially offset by improved operating cost performance, which also drove a decrease in gross profit as a percentage of sales to 19.6% for the three months ended March 31, 2025.

Consolidated Selling, General, and Administrative Expenses

	Three Months Ended March 31,
($ in millions)	2025	2024
Selling, general, and administrative expenses	$(303)	$(330)
Selling, general, and administrative expenses as a percentage of net sales	(9.1%)	(9.7%)

    Selling, general, and administrative expenses decreased by $27 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The change was primarily a result of SG&A cost reduction initiatives and restructuring benefits and the non-reoccurrence of CEO transition costs in the current year.

Consolidated Restructuring, Transaction and Integration Expenses

	Three Months Ended March 31,
($ in millions)	2025	2024
Restructuring, transaction and integration expenses	$(32)	$(30)
Restructuring, transaction and integration expenses as a percentage of net sales	(1.0%)	(0.9%)

    Restructuring, transaction and integration expenses increased by $2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The change was a result of transaction and integration costs of $26 million, incurred in connection with the Merger with Berry during the current period, partially offset by a decrease in restructuring and related expenses, net, of $24 million.

Consolidated Other Income, Net

	Three Months Ended March 31,
($ in millions)	2025	2024
Other income, net	$21	$—
Other income, net as a percentage of net sales	0.6%	—%

    Other income, net changed by $21 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The change was primarily driven by the year on year change in indirect tax benefits and the change in the fair value of the swap hedging a portion of U.S. commercial paper.

Consolidated Income Tax Expense

	Three Months Ended March 31,
($ in millions)	2025	2024
Income tax expense	$(40)	$(40)
Effective income tax rate	16.9%	17.4%

    The effective tax rate for the three months ended March 31, 2025 decreased by 0.5 percentage points compared to the three months ended March 31, 2024, primarily due to the differences in the magnitude of non-deductible expenses and discrete events between the periods.

Results of Operations - Nine Months Ended March 31, 2025

Consolidated Results of Operations

	Nine Months Ended March 31,
($ in millions, except per share data)	2025	2024
Net sales	$9,927	$10,105
Operating income	$922	$819
Operating income as a percentage of net sales	9.3%	8.1%

Net income attributable to Amcor plc	$550	$473
Diluted Earnings Per Share	$0.380	$0.327

    Net sales decreased by $178 million, or 2%, for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Excluding the negative currency impacts of $133 million, the negative impacts from disposed operations of $60 million, and the positive impacts from the pass-through of higher raw material costs of approximately $45 million, the remaining decrease in net sales for the nine months ended March 31, 2025 was approximately $30 million, reflecting higher sales volumes of 1%, partially offset by unfavorable price/mix impacts of approximately 1% .

    Net income attributable to Amcor plc increased by $77 million, or 16%, for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, mainly due to lower selling, general, and administrative expenses of $18 million, lower restructuring, transaction and integration expenses of $11 million, higher other income, net, of $95 million, and lower interest expense, net of $10 million, partially offset by a decrease in gross profit of $19 million, higher income tax expense of $34 million, and unfavorable change in other non-operating income/(expenses) of $5 million.

    Diluted earnings per share increased by $0.053, or 16%, for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, with the net income available to ordinary shareholders of Amcor plc also increasing by 17% due to the above items and the diluted weighted average number of shares remaining in line with the prior year.

Segment Results of Operations

Flexibles Segment

	Nine Months Ended March 31,
($ in millions)	2025	2024
Net sales	$7,667	$7,646
Adjusted EBIT	$1,008	$992
Adjusted EBIT as a percentage of net sales	13.1%	13.0%

    Net sales increased by $21 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Excluding the negative currency impacts of $87 million, the positive impacts from the pass-through of higher raw material costs of approximately $80 million, and the negative impacts from disposed operations of $13 million, the remaining variation in net sales for the nine months ended March 31, 2025 was an increase of approximately $41 million, or 1%, mainly reflecting favorable sales volumes of approximately 2%, partially offset by unfavorable price/mix impacts of less than 2%.

    Adjusted EBIT increased by $16 million, or 2%, for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Excluding negative currency impacts of $13 million, the remaining increase in Adjusted EBIT for the nine months ended March 31, 2025 was $29 million, or 3%, reflecting the positive effects from favorable volumes of approximately 8% and favorable operating cost performance of approximately 15%, partially offset by negative price/mix impacts of approximately 20%.

Rigid Packaging Segment

	Nine Months Ended March 31,
($ in millions)	2025	2024
Net sales	$2,260	$2,459
Adjusted EBIT	$171	$184
Adjusted EBIT as a percentage of net sales	7.6%	7.5%

    Net sales decreased by $199 million, or 8%, for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Excluding the negative impacts from disposed operations of approximately $45 million, the negative currency impacts of $46 million, and the negative impacts from the pass-through of lower raw material costs of approximately $35 million, the remaining variation in net sales for the nine months ended March 31, 2025 was a decrease of approximately $73 million, or 3%. This reflects unfavorable sales volumes of approximately 2% and unfavorable price/mix impacts of approximately 1%.

    Adjusted EBIT decreased by $13 million, or 7%, for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Excluding the negative currency impacts of $7 million and the negative impacts from disposed operations of approximately $5 million, the remaining variation in Adjusted EBIT for the nine months ended March 31, 2025, was a decrease of approximately $1 million, or 1%, reflecting negative effects from unfavorable volumes of approximately 7% and unfavorable price/mix impacts of approximately 9%, partially offset by favorable operating cost performance of approximately 15%.

Consolidated Gross Profit

	Nine Months Ended March 31,
($ in millions)	2025	2024
Gross profit	$1,939	$1,958
Gross profit as a percentage of net sales	19.5%	19.4%

    Gross profit decreased by $19 million, or 1%, for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The decrease was primarily driven by negative currency impacts of 1%, lower sales, and impact of disposals in the current fiscal year, partially offset by improved operating cost performance, which also drove an increase in gross profit as a percentage of sales increased to 19.5% for the nine months ended March 31, 2025.

Consolidated Selling, General, and Administrative Expenses

	Nine Months Ended March 31,
($ in millions)	2025	2024
Selling, general, and administrative expenses	$(913)	$(931)
Selling, general, and administrative expenses as a percentage of net sales	(9.2%)	(9.2%)

    Selling, general, and administrative expenses decreased by $18 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The change was primarily a result of SG&A cost reduction initiatives, restructuring benefits, and the non-reoccurrence of CEO transition costs in the current year.

Consolidated Restructuring, Transaction and Integration Expenses

	Nine Months Ended March 31,
($ in millions)	2025	2024
Restructuring, transaction and integration expenses	$(71)	$(82)
Restructuring, transaction and integration expenses as a percentage of net sales	(0.7%)	(0.8%)

    Restructuring, transaction and integration expenses decreased by $11 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The change was a result of a decrease in restructuring and related expenses, net, of $47 million, partially offset by transaction and integration costs of $36 million, incurred in connection with the merger with Berry during the current year.

Consolidated Other Income/(Expenses), Net

	Nine Months Ended March 31,
($ in millions)	2025	2024
Other income/(expenses), net	$49	$(46)
Other income/(expenses), net as a percentage of net sales	0.5%	(0.5%)

    Other income/(expenses), net changed by $95 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, primarily driven by the current year lower negative impacts of highly inflationary accounting for subsidiaries in Argentina and the gain on the divestiture of Bericap.

Consolidated Income Tax Expense

	Nine Months Ended March 31,
($ in millions)	2025	2024
Income tax expense	$(141)	$(107)
Effective income tax rate	20.2%	18.2%

    The effective tax rate for the nine months ended March 31, 2025 increased by 2.0 percentage points compared to the nine months ended March 31, 2024, primarily due to the tax impact of the divestiture of Bericap, and differences in the magnitude of non-deductible expenses and discrete events between the periods.

Presentation of Non-GAAP Information

    This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain regulatory and litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including financing-related, transaction, and integration expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of contingent acquisition payments and economic hedging instruments on commercial paper, CEO transition costs, and impacts related to the Russia-Ukraine conflict. Note that while amortization of acquired intangible assets is excluded from non-GAAP adjusted financial measures, the revenue of the acquired entities and all other expenses unless otherwise stated, are reflected in Adjusted EBIT and adjusted net income and the acquired assets contribute to revenue generation.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three and nine months ended March 31, 2025, and 2024 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Net income attributable to Amcor plc, as reported	$196	$187	$550	$473
Add: Net income attributable to non-controlling interests	1	2	7	6
Net income	197	189	557	479
Add: Income tax expense	40	40	141	107
Add: Interest expense	85	89	252	263
Less: Interest income	(10)	(10)	(30)	(31)
EBIT	312	308	920	818
Add: Amortization of acquired intangible assets from business combinations (1)	37	43	116	126
Add: Impact of hyperinflation (2)	3	4	8	55
Add: Transaction and Integration (3)	26	—	36	—
Add: Restructuring and related expenses, net (4)	6	30	35	82
Add: CEO transition costs (5)	—	8	—	8
Add/(Less): Other (6)	—	4	(3)	17
Adjusted EBIT	$384	$397	$1,112	$1,106
Less: Interest expense	(85)	(89)	(252)	(263)
Add: Adjustments to interest expense (7)	5	—	5	—
Less: Income tax expense	(40)	(40)	(141)	(107)
Less: Adjustments to income tax expense (8)	(12)	(19)	(19)	(51)
Add: Interest income	10	10	30	31
Less: Net income attributable to non-controlling interests	(1)	(2)	(7)	(6)
Adjusted net income	$261	$257	$728	$710
(1)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(3)Transaction and Integration includes incremental costs related to the Merger. Refer to Note 5 "Restructuring, Transaction, and Integration Expenses.
(4)Restructuring and related expenses, net, primarily includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6, "Restructuring" for further information.
(5)For the three and nine months ended March 31, 2024, CEO transition costs primarily reflect accelerated compensation, including share-based compensation, granted to the Company's former Chief Executive Officer and other transition related expenses.
(6)For the nine months ended March 31, 2025, Other includes various expense and income items primarily relating to a pre-tax gain on the disposal of Bericap of $15 million, and a loss on disposal of a non-core business. Refer to Note 4, "Acquisitions and Disposals" for further information. For the three and nine months ended March 31, 2024, Other includes various expense and income items relating to acquisitions, retroactive foil duties, certain litigation reserve settlements, and fair value movements on economic hedges.
(7)Adjustments to interest expense for the three and nine months ended March 31, 2025, includes incremental interest expense incurred in connection with the Merger. Refer to Note 3, "Merger with Berry Global Group, Inc." and Note 12,"Debt".
(8)Net tax impact on items (1) through (7) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of March 31, 2025, and June 30, 2024, is as follows:

($ in millions)	March 31, 2025	June 30, 2024
Current portion of long-term debt	$9	$12
Short-term debt	150	84
Long-term debt, less current portion	8,638	6,603
Total debt	8,797	6,699
Less cash and cash equivalents	(2,045)	(588)
Net debt	$6,752	$6,111

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

Statement of Income for Obligor Group

($ in millions)	Nine Months Ended March 31, 2025
Net sales - external	$723
Net sales - to subsidiaries outside the Obligor Group	5
Total net sales	728

Gross profit	168

Net income (1)	$3,048

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$3,048

(1) Includes a gain on internal reorganization executed during the period which involved subsidiaries outside the Obligor Group.

Balance Sheets for Obligor Group

($ in millions)	March 31, 2025	June 30, 2024
Assets
Current assets - external	$1,853	$1,160
Current assets - due from subsidiaries outside the Obligor Group	138	165
Total current assets	1,991	1,325
Non-current assets - external	1,418	1,447
Non-current assets - due from subsidiaries outside the Obligor Group	12,775	12,538
Total non-current assets	14,193	13,985
Total assets	$16,184	$15,310
Liabilities
Current liabilities - external	$1,794	$2,341
Current liabilities - due to subsidiaries outside the Obligor Group	15	34
Total current liabilities	1,809	2,375
Non-current liabilities - external	8,799	6,815
Non-current liabilities - due to subsidiaries outside the Obligor Group	7,810	10,822
Total non-current liabilities	16,609	17,637
Total liabilities	$18,418	$20,012

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Our estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes in critical accounting estimates and judgments as of March 31, 2025, from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Overview

	Nine Months Ended March 31,
($ in millions)	2025	2024
Net cash provided by operating activities	$276	$378
Net cash used in investing activities	(249)	(369)
Net cash provided by/(used in) financing activities	1,448	(206)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities decreased by $102 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The change is primarily driven by higher working capital outflows in the current period, mainly impacted by higher inventories, partially offset by higher net income after adjusting for non-cash items in the current period as compared to the prior period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities decreased by $120 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The change is primarily driven by the proceeds received from the sale of Bericap in the current period.

    Net Cash Provided by/(used in) Financing Activities

    Net cash provided by financing activities increased by $1,654 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. The change is primarily driven by the issuance of senior notes, partially offset by the repayment of commercial papers.

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

    On March 17, 2025, we issued additional guaranteed senior notes in an aggregate principal amount of $2.2 billion (collectively, the “Notes”). The Notes consist of (i) $725 million principal amount of 4.800% Guaranteed Senior Notes due 2028, (ii) $725 million principal amount of 5.100% Guaranteed Senior Notes due 2030 and (iii) $750 million principal amount of 5.500% Guaranteed Senior Notes due 2035. The Notes are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries.

    Subsequently, we used the net proceeds from the Notes to repay certain existing indebtedness of Berry in connection with the closing of the Merger.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of indebtedness incurred outside the Guarantor Group as well as the secured indebtedness we can incur to an aggregate of 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of March 31, 2025, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of March 31, 2025, and June 30, 2024, was $6.8 billion and $6.1 billion, respectively.

Debt Facilities

    As of March 31, 2025, we had an undrawn committed credit facility available in the amount of $2.54 billion. Our senior facility is available to fund working capital, growth capital expenditures, and refinancing obligations and is provided to us by a bank syndicate. This facility matures in March 2030 and has two 12-month options available to management to extend the maturity date.

    As of March 31, 2025, the revolving senior bank debt facility had an aggregate limit of $3.75 billion, of which $1.21 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). On March 3, 2025, we terminated the previously existing senior bank debt facilities, and simultaneously, we entered into a new five-year syndicated facility agreement providing an aggregate limit of $3.75 billion. Subject to certain conditions, we can request the total commitment level under the agreement to be increased by up to $1.0 billion. For further information, refer to Note 12, "Debt."

    In connection with the Merger (refer to Note 3, "Merger with Berry Global Group, Inc."), we entered into a commitment letter with lending institutions, dated as of November 19, 2024, to provide a 364-day senior unsecured bridge loan facility (the "Bridge Facility") in an aggregate principal amount of up to $3.0 billion to fund the repayment of certain outstanding debt of Berry upon the closing of the Merger, and the payment of fees and expenses related to the Merger. We paid a commitment fee of $11 million on the Bridge Facility in the three months ended December 31, 2024. On February 13, 2025, we voluntarily reduced the commitments under the Bridge Facility by $800 million to an aggregate principal amount of $2.2 billion. On March 17, 2025, following the issuance of Notes (as defined above), the commitment for the Bridge Facility was terminated.

Dividend Payments

    We declared and paid a $0.1250 cash dividend per ordinary share during the three months ended September 30, 2024, a $0.1275 cash dividend per ordinary share during the three months ended December 31, 2024, and a $0.1275 cash dividend per ordinary share during the three months ended March 31, 2025.

Credit Rating

    Our capital structure and financial practices have earned us investment grade credit ratings from three internationally recognized credit rating agencies. These investment grade credit ratings are important to our ability to issue debt at favorable rates of interest, for various terms, and from a diverse range of markets that are highly liquid, including European and U.S. debt capital markets, and from global financial institutions.

Share Repurchases

    On February 7, 2023, our Board of Directors approved a $100 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and CDIs of the $100 million buyback for twelve months. During the nine months ended March 31, 2025, no shares were repurchased under this program and the buyback authorization expired during the third quarter of fiscal year 2025.

    We had cash outflows of $47 million and $48 million for the purchase of our own shares during the nine months ended March 31, 2025, and 2024, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of March 31, 2025, and June 30, 2024, we held treasury shares at a cost of $7 million and $11 million, respectively, representing approximately 0.6 million and 0.9 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended March 31, 2025. For additional information, refer to Note 9, "Fair Value Measurements," and Note 10, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to the Merger of Amcor and Berry

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

Two lawsuits have been filed in connection with the Merger and we may be a target of future securities class action and derivative lawsuits in connection with the Merger, which could result in substantial costs or have an adverse impact on our business and operations.

    Securities class action lawsuits and derivative lawsuits are often brought in connection with acquisition or merger agreements, including actions alleging disclosure violations and actions alleging that our board of directors or the board of directors of Berry breached their respective fiduciary duties to their respective shareholders by entering into the Merger Agreement, by failing to obtain a greater value in the Merger for shareholders, or otherwise. Prior to consummation of the Merger, we and Berry received several demand letters from purported shareholders of Amcor and/or Berry, as applicable, alleging, among other things, that the joint proxy statement/prospectus filed in connection with the Merger omitted certain purportedly material information which rendered such documents incomplete and misleading. In addition, following the filing of the joint proxy statement/prospectus in connection with the Merger, lawsuits were filed by purported shareholders of Berry in connection with the Merger. The complaints in these matters alleged that the joint proxy statement/prospectus filed in connection with the Merger omitted certain purportedly material information which rendered the joint proxy statement/prospectus incomplete and misleading. While we believe that the disclosures set forth in the joint proxy statement/prospectus complied fully with all applicable laws and deny the allegations in the demand letters and complaints, in order to moot plaintiffs’ disclosure claims and avoid nuisance and possible expense and business delays, we voluntarily supplemented certain disclosures in the joint proxy statement/prospectus related to plaintiffs’ claims with the supplemental disclosures. We may be the target of similar lawsuits in the future and in general, may be exposed to increased litigation from shareholders, customers, partners, suppliers, contractors and other third parties due to the combination of our and Berry’s businesses following the consummation of the Merger. Even if such lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

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

    If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees and may lose significant expertise and talent. In addition, if we are unable to retain personnel, including key management, who are critical to the future operations of the companies, we could face disruptions in our business. It is also possible that the integration process could result in our inability to maintain relationships with our and Berry’s customers, suppliers, strategic partners and other business relationships, the disruption our ongoing business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, and higher than expected integration costs.

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

    The combined company’s indebtedness may have the effect, among other things, of reducing its flexibility to respond to changing business and economic conditions and increasing borrowing costs. In addition, the amount of cash required to service the indebtedness levels will be greater than the amount of cash flows required to service the indebtedness of Amcor or Berry individually prior to the Merger. The level of indebtedness could also reduce funds available to fund integration efforts and realize expected benefits of the Merger or engage in investments in product development, capital expenditures, dividend payments, share repurchases and other activities and may create competitive disadvantages relative to other companies with lower debt levels. The combined company may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. The combined company’s ability to arrange additional financing or refinancing will depend on, among other factors, its financial condition and performance, as well as prevailing market conditions and other factors beyond its control. There can be no assurance that the combined company will be able to obtain additional financing or refinancing on acceptable terms or at all.

Adverse changes in Amcor’s credit ratings may adversely affect the combined company’s respective businesses, results of operations and financial condition.

    Credit ratings impact the cost and availability of future borrowings, and, as a result, cost of capital. Credit ratings reflect each rating organization’s opinion of a company’s financial strength, operating performance and ability to meet debt obligations. Each of the ratings organizations reviews Amcor’s ratings periodically, and there can be no assurance that Amcor’s current ratings will be maintained in the future. Downgrades in Amcor’s credit ratings could adversely affect the combined company’s business, results of operations and financial condition.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following consummation of the Merger.

    Following consummation of the Merger, the size of the combined company’s business is significantly larger than the current size of Amcor’s business. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and its ability to manage a combined business with significantly larger size and scope with the associated increased costs and complexity. There can be no assurances that the management of the combined company will be successful or that the combined company will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.

The market price of Amcor Ordinary Shares and Amcor CDIs following the Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of Amcor Ordinary Shares and Amcor CDIs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    We did not repurchase shares during the three months ended March 31, 2025 under announced buyback programs. The table below is presented in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (3)
January 1 - 31, 2025	—	$—	—	$39
February 1 - 28, 2025	—	—	—	—
March 1 - 31, 2025	43	12.16	—	—
Total	43	$12.16	—
(1) Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2) Average price paid per share excludes costs associated with the repurchases.
(3) On February 7, 2023, our Board of Directors approved an on market share buyback of up to $100 million of ordinary shares and/or CDIs during the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and/or CDIs of the $100 million buyback for an additional twelve months. The buyback authorization expired during the third quarter of fiscal year 2025.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

    The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit		Description
4	.1*
Indenture, dated as of March 17, 2025, among Amcor Flexibles North America, Inc., Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Amcor Group Finance plc and Deutsche Bank Trust Company Americas, as trustee (including the guarantees)(incorporated by reference to Exhibit 4.1 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).

4.2		Form of 4.800% Guaranteed Senior Note due 2028 (incorporated by reference to Exhibit 4.5 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).
4.3		Form of 5.100% Guaranteed Senior Note due 2030 (incorporated by reference to Exhibit 4.6 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).
4.4		Form of 5.500% Guaranteed Senior Note due 2035 (incorporated by reference to Exhibit 4.7 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).
4.5
Registration Rights Agreement, dated as of March 17, 2025, by and among Amcor Flexibles North America, Inc., Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Amcor Group Finance plc and Goldman Sachs & Co. LLC and UBS Securities LLC, as representatives of the initial purchasers of the 4.800% Guaranteed Senior Notes due 2028, the 5.100% Guaranteed Senior Notes due 2030 and the 5.500% Guaranteed Senior Notes due 2035 (incorporated by reference to Exhibit 4.8 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).

10	.1**
Five-Year Syndicated Facility Agreement, dated as of March 3, 2025, by and among, Amcor plc, Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor UK Finance plc and Amcor Flexibles North America, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Amcor plc’s Current Report on Form 8-K filed on March 6, 2025).

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
* Certain provisions of this Exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K. Amcor agrees to furnish supplementally to the SEC or its staff an unredacted copy of this Exhibit upon request.
** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date	May 1, 2025	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	May 1, 2025	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)