Form 10-K
period 2025-06-30
Amcor plc
filed 2025-08-15
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

    The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of the close of the Merger with Berry Global Group, Inc. on April 30, 2025, was $21.1 billion.

    As of August 13, 2025, the Registrant had 2,305,359,941 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Amcor plc definitive Proxy Statement for its 2025 Annual Shareholder Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Amcor plc’s fiscal year end.

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

    This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "commit," "estimate," "potential," "ambitions," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. Neither Amcor nor any of its respective directors, executive officers, or advisors, provide any representation, assurance, or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur or if any of them do occur, what impact they will have on the business, results of operations or financial condition of Amcor. Should any risks and uncertainties develop into actual events, these developments could have a material adverse effect on Amcor's business, including the ability to successfully realize the expected benefits of the merger of Amcor and Berry Global Group, Inc. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

•risks arising from the integration of the Amcor and Berry Global Group, Inc. ("Berry") businesses as a result of the merger completed on April 30, 2025 (the "Transaction" or "Merger");
•risk of continued substantial and unexpected costs or expenses resulting from the Transaction;
•risk that the anticipated benefits of the Transaction may not be realized when expected or at all;
•risk that the Company's significant indebtedness may limit its flexibility and increase its borrowing costs;
•risk that the Merger-related tax liabilities could have a material impact on the Company's financial results;
•changes in consumer demand patterns and customer requirements in numerous industries;
•risk of loss of key customers, a reduction in their production requirements, or consolidation among key customers;
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
•an inability to attract, develop, and retain our skilled workforce and manage key transitions;
•labor disputes and an inability to renew collective bargaining agreements at acceptable terms;
•physical impacts of climate change;
•significant disruption at key manufacturing facility;
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
•an inability of our insurance policies, including our use of a captive insurance company, to provide adequate protection against all of the key operational risks we face;
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
•changes in tax laws or changes in our geographic mix of earnings; and
•changes in trade policy, including tariff and custom regulations or failure to comply with such regulations.

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

PART I

Item 1. - Business

The Company

    Amcor plc (ARBN 630 385 278) is a public limited company incorporated under the Laws of the Bailiwick of Jersey. Our history dates back more than 150 years, with origins in both Australia and the United States of America. Today, we are the global leader in developing and producing responsible consumer packaging and dispensing solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enables us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons and closures that are more sustainable, functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future.

Berry Global Group, Inc. Merger

    On April 30, 2025, we completed our merger ("Merger") with Berry Global Group, Inc. ("Berry"), a global manufacturer of rigid and flexible packaging products, pursuant to the Agreement and Plan of Merger (the "Merger Agreement") between Amcor, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Berry dated, November 19, 2024. Under the terms of the Merger Agreement, Berry shareholders received 7.25 Amcor ordinary shares for each share of Berry common stock issued and outstanding. Upon completion of the transaction, Berry shares were delisted from the New York Stock Exchange.

Business Strategy

Strategy

    Our business strategy is focused on three elements: customers, sustainability and innovation, and portfolio.

Customer

    We embrace a growth-oriented, customer-first mindset, leveraging our global scale and capabilities to deliver exceptional value. We empower our teams with the tools, processes, and skills needed to operationalize growth, accelerate volume expansion, and sustain profitability.

Sustainability and innovation

    Our goal is to position ourself as the partner of choice to solve sustainability challenges across multiple substrates by driving circularity and decarbonization. We champion effective substrate solutions intended to eliminate waste, lower our carbon footprint, and increase recycling rates, advancing both environmental impact and portfolio value.

Portfolio

    Amcor is the global leader in consumer packaging and dispensing solutions for nutrition, health, beauty and wellness categories. We have leading positions in large, resilient and growing end markets where we have significant room for growth via disciplined organic growth and long-term strategic mergers and acquisitions which requires innovative and advanced solutions. We aim to drive value through orienting our core portfolio toward faster-growing, higher-margin categories and leveraging our competitive advantages which includes global scale and breadth, innovation, material science, technical and innovation capabilities, and leadership.

    We believe this strategy will help us achieve our vision to become the packaging partner of choice, known for sustainability, market leadership, delivering consistent levels of volume driven organic growth, and sustainable value aligned with Amcor’s "Shareholder Value Creation Model".

Shareholder value creation

     Through our focus on our customer, sustainability and innovation, and portfolio, we generate strong cash flow and redeploy cash to consistently create superior value for shareholders. Long-term value creation has been strong and consistent and has reflected a combination of dividends, organic growth in the base business, and using free cash flow to pursue targeted acquisitions and/or returning cash to shareholders via share buybacks.

     The strategic Merger with Berry is expected to significantly increase cash generation, enabling increased investment in organic growth, targeted acquisitions, and enhanced shareholder returns, driving long-term value creation.

Segment Information

    Accounting Standards Codification ("ASC") 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have determined we have two reportable segments, Global Flexible Packaging Solutions and Global Rigid Packaging Solutions. The reportable segments produce flexible packaging, rigid packaging, specialty cartons, and dispensing closure products, which are sold to customers participating in a range of attractive end use areas throughout Europe, North America, Latin America, Middle East, Africa, and the Asia Pacific regions. Refer to Note 21, "Segments," of the notes to consolidated financial statements for financial information about reportable segments.

Global Flexible Packaging Solutions Segment

    Our Global Flexible Packaging Solutions Segment develops and supplies flexible packaging globally. With approximately 42,000 employees at 210 manufacturing and support facilities in 36 countries as of June 30, 2025, the Global Flexible Packaging Solutions Segment is one of the world's largest suppliers of polymer resin, aluminum, and fiber based flexible packaging. In fiscal year 2025, the Global Flexible Packaging Solutions segment accounted for approximately 72% of consolidated net sales.

Global Rigid Packaging Solutions Segment

    Our Global Rigid Packaging Solutions Segment manufactures rigid packaging containers, closures, dispensing and pharma devices, and related products globally. As of June 30, 2025, the Global Rigid Packaging Solutions segment employed approximately 34,000 employees at 213 manufacturing and support facilities in 34 countries. In fiscal year 2025, the Global Rigid Packaging Solutions accounted for approximately 28% of consolidated net sales.

Expertise across Packaging Materials

    We believe we are uniquely positioned to offer a variety of multi format packaging solutions with a wide, differentiated portfolio of products. Behind every one of our products stands a unique combination of technical know-how, business experience, and expertise. We work closely with our customers to identify feasible, high-performance, responsible packaging solutions based on their unique needs. Where solutions do not currently exist, we work to innovate new ones.

    Our packaging expertise covers all main packaging materials including paper, aluminum, polymer resins, recycled, and bio-based materials and the sustainable use of recyclable materials.

Sustainability and Innovation

    Sustainability is comprehensively embedded across our business, from the investments we are making in packaging innovation and design, to the work we undertake within our own operations and with our upstream and downstream partners to develop a more responsible packaging value chain.

    We believe there will always be a role for the primary packaging we produce to preserve food, beverages, and healthcare products, as well as protect consumers, and promote brands. Consumers also want cost effective, convenient, and easy-to-use packaging with a reduced environmental footprint and a responsible end-of-life solution. We have identified a clear path to provide food, beverages, and healthcare products to people around the world in a more sustainable way and meet our sustainability ambitions and those of our customers, by focusing on three key elements of responsible packaging: product innovation, consumer participation, and waste management infrastructure. Our responsible packaging solutions address how the product is made, how the consumer interacts with it and what happens after the consumer uses it, offering a wide variety of options to advance sustainability while meeting our customers’ specific packaging needs. We believe this commitment is integral to our success and offers important and exciting opportunities for growth.

    For years, Amcor has been an industry leader in driving progress toward a circular economy for packaging. In January 2018, we became the world’s first packaging company to pledge that all our packaging would be designed to be recyclable, compostable, or reusable by 2025, and also committed to increasing the amount of recycled materials we use. In November 2022, we further increased our target for use of recycled materials to 30% by 2030. We continue making progress toward these commitments and leading in the development of a responsible packaging value chain through our innovations and partnerships.

    Innovation is central to Amcor’s approach to sustainability and we expect to spend approximately $180 million a year on research and development ("R&D") after the Merger, not including ongoing investments in continuous improvements. We are highly regarded for our innovation capabilities and have over 7,000 patents, registered designs and trademarks, as well as a global network of Innovation Centers focused on bringing advanced packaging technologies and more sustainable material science to our markets around the world. We solve packaging challenges by developing differentiated products, services, and processes to protect our customers' products and fulfill the needs of the consumers who rely on them. Drawing on our unrivaled heritage in design, science, and manufacturing, approximately 1,500 Amcor R&D professionals are constantly innovating across new materials, formats, functions, and technologies to provide products with superior clarity, protection, design versatility, consumer safety, convenience, cost efficiency, barrier properties and environmental performance.

    We collaborate with like-minded partners, including customers and suppliers, in pursuit of innovative solutions to address some of the world’s most urgent challenges, such as increasing recycling and reuse and reducing our environmental impacts. We partner with non-governmental organizations, promising startups, and cross-industry initiatives and bodies, which enable us to learn, experience other perspectives, share our expertise, and expand our innovation. With our partners, we advocate for sound global design standards, better waste management infrastructure, and higher levels of consumer participation in recycling that will be required to develop a true circular economy for packaging. Amcor’s combination with Berry also brought several in-house recycling operations into our footprint, enabling us to drive impact on packaging circularity directly, as well as through our value chain collaborations.

    We know that our environmental footprint also extends beyond the products we create and we strive to reduce the environmental impacts of our operations. For more than a decade, our EnviroAction program has helped us significantly improve how we manage energy, greenhouse gas (GHG) emissions, water, and waste in our manufacturing locations. We have further increased our ambition by setting near-term and net zero science-based targets to reduce GHG emissions and achieve net zero emissions by 2050. Our targets were validated by the Science Based Targets initiative in fiscal year 2024. The 2024 targets build on years of progress under our EnviroAction program. Our decarbonization roadmap, which was released at the start of fiscal year 2025, outlines our strategy for continuing momentum by focusing on five key GHG emission levers: renewable electricity, supply chain footprint reduction, recycled materials, product redesign, and operational efficiency. Following our combination with Berry, we are in the process of re-baselining our science-based targets to reflect Amcor's updated footprint. We plan to submit the updated targets to the Science Based Targets initiative for validation in early fiscal year 2026.

    With our global scale, deep industry experience, and strong capabilities, we believe we are uniquely positioned to lead the way in meeting our customers’ growing sustainability expectations and we aspire to improve the quality of lives, protect ecosystems, and preserve natural resources for future generations.

Marketing, Distribution, and Competition

    Our sales are made through a variety of distribution channels, but predominantly through our direct sales force. Sales offices and plants are located primarily throughout Europe, North America, Latin America, and the Asia-Pacific regions to provide prompt and economical service to thousands of customers. Our technically trained sales force is supported by product development engineers, design technicians, field service technicians, and customer service teams. Our scale enables us to dedicate certain sales and marketing efforts to particular products or customers, when applicable, which supports us in developing expertise that we believe is valued by our customers.

    We did not have sales to a single customer that exceeded 10% of consolidated net sales in the last three fiscal years.

    The major markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, sustainability, innovation, quality, and price. We consider ourselves to be a significant participant in the markets in which we operate. Competitors include 3M, AptarGroup, Inc., Ball Corporation, Inc, CCL Industries Inc., Crown Holdings, Inc., Graphic Packaging Holding Company, Huhtamaki Oyj, International Paper Company, Mayr-Melnhof Karton AG, O-I Glass, Inc., Sealed Air Corporation, Sigma Plastics Group, Silgan Holdings Inc., and Sonoco Products Company, and a variety of privately held companies.

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

Raw Materials

    Polymer resins and films, paper, linerboard, rayon, polyester fiber, inks, solvents, adhesives, aluminum, and chemicals constitute the major raw materials we use. These are purchased from a variety of global industry sources, and we are not significantly dependent on any one supplier for our raw materials. While we have experienced industry-wide shortages of certain raw materials in the past, we have been able to manage supply disruptions by working closely with our suppliers and customers. Supply shortages, along with other factors, can lead and have in the past led to increased raw material price volatility. Increases in the price of raw materials are generally able to be passed on to customers including through contractual price mechanisms over time. We manage the risks associated with our supply chain and have generally been able to maintain adequate raw materials through relationship management, inventory management, and evaluation of alternative sources when practical. For more information, see "Item 1A. - Raw Materials - Price fluctuations or shortages in the availability of raw materials, energy, and other inputs could adversely affect our business."

Intellectual Property

    We are the owner or licensee of more than 5,000 United States and other country patents and patent applications that relate to our products, manufacturing processes, and equipment. We also have a number of trademarks and trademark registrations in the United States and in other countries. We also keep certain technology and processes as trade secrets. Our patents, licenses, and trademarks collectively provide a competitive advantage. However, the loss of any single patent or license alone would not have a material adverse effect on our results of operations as a whole or those of our reportable segments. Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms, or otherwise.

Governmental Laws and Regulations

    Our operations and the real property we own, or lease, are subject to broad governmental laws and regulations, including environmental laws and regulations by multiple jurisdictions. These laws and regulations pertain to employee health and safety, the discharge of certain materials into the environment, handling and disposition of waste, cleanup of contaminated soil and ground water, other rules to control pollution and manage natural resources, and other government regulations. We believe that we are in substantial compliance with applicable health and safety laws, environmental laws and regulations based on the execution of our Environmental, Health, and Safety Management System and regular audits of those processes and systems. However, we cannot predict with certainty that we will not, in the future, incur liability with respect to noncompliance with health and safety laws, environmental laws and regulations due to contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, or other broad government regulations which could be significant. In addition, these laws and regulations are constantly changing, and we cannot always anticipate these changes. Refer to Note 20, "Contingencies and Legal Proceedings," of the notes to consolidated financial statements for information about legal proceedings. For a more detailed description of the various laws and regulations that affect our business, see "Item 1A. - Legal and Compliance Risks."

Seasonal Factors

    Our business and operations of each of the reportable segments are subject to moderate seasonality with demand usually increasing towards the end of our fiscal year due to increased demand for beverage and food products in certain markets. Historically, cash flow from operations has been lower in the first half of the fiscal year, and higher in the second half of the fiscal year, due to moderate seasonality, working capital requirements, and the timing of certain cash payments made in the first half of the year, including incentive compensation.

Research and Development

    Refer to section "Sustainability and Innovation" within "Item 1. - Business" of this Annual Report on Form 10-K, and to Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements, for further information about our research and development activities, expenditures, and policies.

Human Capital Management

Overview

    At Amcor, effective human capital management is foundational to our ability to deliver long-term value. As we continue our business transformation following the recent combination with Berry, we remain focused on building a purpose-driven, high-performing, and inclusive culture that supports innovation, operational excellence, and sustainable growth.

     Our people are central to our success. We believe we are winning for our people when they feel safe, engaged, and supported in their development. Our human capital strategy emphasizes leadership development, succession planning, employee engagement, and inclusion as key drivers of a strong and resilient workforce. These efforts are designed to ensure alignment with Amcor’s broader strategic priorities and our company purpose: Together, we elevate customers, shape lives, and protect the future.

    As of June 30, 2025, Amcor employed approximately 77,000 employees globally, including part-time and temporary workers. The regional breakdown is approximately 38% in North America, 35% in Europe, Middle East, and Africa, 12% in Latin America, and 15% in the Asia Pacific region. Approximately 37% of our workforce is covered by collective bargaining agreements. As of June 30, 2025, about 4% of employees were working under expired contracts, and approximately 16% were covered under agreements due to expire within one year.

Health and Safety

    Safety is a core value at Amcor, as well as an integral component in our global Environment, Health and Safety ("EHS") programs. We take care of ourselves and each other, so everyone returns home safely every day. We champion a safe and healthy workplace, establish key accountabilities at all levels of the organization, and aspire to achieve a culture of care and an injury-free Amcor. All our facilities are subject to global EHS standards which serve as blueprints for a safe and healthy workplace. We also have established policies, procedures, and training intended to minimize risks to people, property, and reputation.

    Our Board of Directors receives monthly reports on safety performance and compliance with our global EHS standards. We achieved a Total Recordable Incidence Rate ("TRIR") of 0.27 with 68% of sites injury-free for legacy Amcor during the fiscal year 2025, solidifying legacy Amcor's position as a safety leader in the packaging industry. Our newly integrated legacy Berry operations achieved an improved TRIR of 0.57 during May and June 2025.

Talent Management and Development

    At Amcor, we are committed to attracting, developing, and retaining top talent as a key enabler of our business strategy. Following our recent business combination with Berry, we continue to embed a scalable Human Resources (HR) strategy focused on growing people in parallel with our growth as a business. Our HR Strategy is anchored in our Employer Value Proposition: "Possibility unpacked. For you. For the world." This reflects our commitment to creating meaningful development opportunities for our people while advancing Amcor’s long-term goals.

    We offer a range of executive development, leadership training, and awareness programs designed to support career growth across all levels of the organization. Examples of our global leadership programs include the Executive Development Program (“EDP”) which provides senior leaders with an immersive experience focused on strategy development and talent management, and the Senior Leader Development Program ("SLDP") which builds strategic management capabilities and inclusive leadership skills among a broader leadership population. These initiatives are complemented by mentoring, coaching, and tailored learning experiences that support succession planning and strengthen organizational capability.

    In addition to leadership development, we maintain a structured performance management process to ensure employees have clear goals aligned with business priorities. Through formal reviews, regular coaching, and feedback, we empower employees to understand their contributions and continuously grow in their roles. These processes are designed to foster a high-performance culture across the company.

Culture and Employee Experience

    To support the integration of our combined organization, we launched a new Culture Framework that unifies how we work through a shared purpose, common values, and consistent behaviors:

•Purpose: Together, we elevate customers, shape lives, and protect the future.
•Values: Safety, Customers, Winning, Agility, Sustainability.
•Behaviors: I do the right thing, I champion customers, I dream big, I make things happen, I play for team Amcor.

    This cultural alignment is central to how we operate and grow, ensuring a shared understanding of expectations and ways of working across all levels and locations.

    We are also committed to creating an exceptional employee experience by integrating our talent development, engagement, and inclusion efforts into the fabric of our Culture Framework. This alignment supports a consistent and inspiring environment where employees feel valued, supported, and empowered to thrive.

    A key element of this approach is a dedicated program designed to equip our Plant Leadership teams and People Managers with the mindset, tools, and behaviors needed to lead effectively at every stage of the employee lifecycle from recruitment and onboarding to performance management and development. By fostering high-impact leadership on the ground, we are strengthening engagement, enabling growth, and driving performance across the organization. This program plays a pivotal role in supporting our business transformation and talent goals while reinforcing consistent, values-driven leadership across diverse teams and geographies.

Engagement

    We prioritize employee engagement as a driver of performance and cultural alignment. We run global employee surveys, supplemented by regular pulse checks, to gather insights on topics including leadership, inclusion, and our culture.

    Our engagement mechanisms also include listening sessions, town halls, and Employee Resource Groups, which help to surface employee feedback and foster a more connected workforce. The results of these feedback channels inform leadership actions and support continuous improvement efforts at both global and local levels.

Ethics and Integrity

     Integrity is a foundational behavior at Amcor, reflected in our expectation that employees and directors always act with objectivity, fairness, and transparency. Our behavior "I do the right thing" underpins our commitment to ethical conduct and responsible business practices.

    Every Amcor employee signs our Code of Business Conduct and Ethics which outlines our principles for ethical decision-making. This code is reinforced through targeted training programs delivered across all operating regions and aligned with the legal requirements of each jurisdiction in which we operate.

Information about our Executive Officers

    The following sets forth the name, age, and business experience for at least the last five years of our executive officers. Unless otherwise indicated, positions shown are with Amcor.

Name (Age)	Positions Held	Period the Position was Held

Peter Konieczny (60)	Chief Executive Officer	2024 to present
	Interim Chief Executive Officer	2024
	Chief Commercial Officer	2021 to 2024
	President, Amcor Flexibles Europe, Middle East and Africa	2015 to 2021

Michael Casamento (54)	Executive VP, Finance and Chief Financial Officer	2015 to present
	VP, Corporate Finance	2014 to 2015

Susana Suarez Gonzalez (56)	Executive VP and Chief Human Resources Officer	2022 to present
	Executive VP, Chief Human Resources and Diversity & Inclusion Officer, International Flavors and Fragrances	2016 to 2022

Deborah Rasin (58)	Executive VP and General Counsel	2022 to present
	Senior VP, Chief Legal Officer and Secretary, Hill-Rom Holdings	2016 to 2022

Jean-Marc Galvez (58)	Chief Operating Officer, Global Rigid Packaging Solutions	2025 to present
	President of Berry’s Consumer Packaging — International Division	2019 to 2025

Fred Stephan (60)	Chief Operating Officer, Global Flexible Packaging Solutions	2025 to present
	Chief Operating Officer, Global Flexibles	2024 to 2025
	President, Amcor Flexibles North America	2019 to 2024
	President, Bemis North America	2017 to 2019
	Senior VP and General Manager of the Insulation Systems - Johns Manville	2011 to 2017

Ian Wilson (67)	Executive VP, Strategy and Development	2000 to present

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

Risks Relating to the Merger of Amcor and Berry

Successful Integration — The combined company may be unable to successfully integrate the businesses of Amcor and Berry in the expected time frame or at all.

    The combination of two independent businesses is complex, costly, and time consuming, and we are devoting significant management time and resources to integrating the businesses and operations of the two companies. Challenges involved in this integration include the following:

•combining the businesses of Amcor and Berry in a manner that permits the combined company to achieve the synergies, efficiencies, and growth opportunities anticipated to result from the Merger;
•retaining and integrating personnel;
•harmonizing each company's operating practices, employee development and compensation programs, internal controls and other policies, procedures, and processes;
•maintaining existing relationships with each company's customers, suppliers, and other partners and leveraging relationships with such third parties for the benefit of the combined company;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating each company's administrative and information technology infrastructure; and
•coordinating geographically dispersed organizations.

    While we are making progress with our integration since the close of the transaction on April 30, 2025, there can be no assurances that we will be able to successfully integrate Berry's business into the combined company within the anticipated time frame, or at all, and the benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

    If key employees terminate their employment the combined company may have to incur significant costs in identifying, hiring, training, and retaining replacements for departing employees and may lose significant expertise and talent. In addition, if we are unable to retain personnel, including key management, who are critical to the future operations of the companies, we could face disruptions in our business. It is also possible that the integration process could result in our inability to maintain relationships with customers, suppliers, strategic partners and other business relationships, the disruption of our ongoing business, inconsistencies in standards, controls, policies and procedures, unexpected integration issues, and higher than expected integration costs.

Substantial Merger Costs — We have incurred, and expect to continue to incur, substantial costs as a result of the Merger.

    We have incurred a substantial amount of non-recurring costs associated with negotiating and completing the Merger, combining the operations of the two companies and working to achieve synergies, including financial, legal, accounting and consulting advisory fees, employee retention, severance and benefit costs, public relations, proxy solicitation and filing fees, and printing and mailing costs.

    The combined company will continue to incur restructuring and integration costs in connection with the Merger. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of Berry's business into the combined company. The elimination of duplicative costs, strategic benefits and additional income, as well as any realization of other efficiencies related to the integration of the businesses, may not offset transaction and integration costs in the near term or at all. While we have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of such expenses.

Inability to Realize Merger Benefits — The combined company may be unable to realize the anticipated benefits of the Merger.

    The combined company's ability to realize the anticipated benefits of the Merger in the time frame anticipated, or at all, is subject to a number of assumptions, which may or may not prove to be accurate, and other factors, many of which are beyond our control. Difficulties in successfully integrating the two businesses and managing the expanded operations of the combined company could result in increased costs, decreased revenue and the diversion of management's time, any of which could have a material adverse effect on the business, results of operation and financial condition of the combined company. Even if the two businesses are integrated successfully, the combined company may not fully realize the anticipated benefits of the Merger, including the anticipated cost savings, synergies and other efficiencies, that are currently expected. Moreover, some of the anticipated benefits are not expected to occur for a period of time following the consummation of the Merger and may involve unanticipated costs in order to be fully realized. If the combined company is not able to achieve these objectives and realize the anticipated benefits expected from the Merger within the anticipated time frame or at all, its business, results of operations and financial condition could be adversely affected, and the market price of Amcor ordinary shares could be negatively impacted.

Indebtedness and Credit Rating — The combined company's indebtedness may limit its flexibility and increase its borrowing costs or result in a downgrade in our credit rating, which could reduce our operating flexibility, increase our borrowing costs, and negatively affect our financial condition and results of operations.

    As of June 30, 2025, the combined company had $14.1 billion of debt outstanding, including borrowings of $1.70 billion under revolving credit facilities in an aggregate principal amount of $3.75 billion, and we are not restricted in incurring, and may incur, additional indebtedness in the future. Increased indebtedness could have significant consequences for our business and any investment in our securities, including increasing our vulnerability to adverse economic, industry or competitive developments; requiring more of our cash flows from operations to be used to pay principal and interest on our indebtedness, thus limiting our cash flows available to fund our operations, capital expenditures and other future business opportunities or the return of cash to our shareholders. Our ability to pay interest and repay the principal of our indebtedness is dependent on our ability to generate sufficient cash flows, which is dependent, in part, on prevailing economic and competitive conditions and certain legislative, regulatory, and other factors beyond our control. If we are unable to maintain sufficient cash flows from operations to meet our debt commitments, and related covenants, our financial condition and results of operations are likely to be materially adversely impacted. Additionally, conditions in financial markets could affect financial institutions with which we have relationships and could result in adverse effects on our ability to utilize fully our committed borrowing facilities. For example, a lender under our senior secured credit facilities may be unwilling or unable to fund a borrowing request, and we may not be able to replace such lender.

    We use cash provided by operations, commercial paper issuances, bank term loans, committed and uncommitted revolving credit facilities, asset divestitures, debt issuances, and equity issuances to meet our funding needs. Credit rating agencies rate our debt securities based on many factors, including our financial results, their view of the general outlook for our industry, and their view of the general outlook for the global economy. Any significant additional indebtedness would likely negatively affect the credit ratings of our debt. Actions taken by the rating agencies include maintaining, upgrading, or downgrading the current rating or assigning a negative outlook for a possible future downgrade. If rating agencies downgrade our credit rating, place us on a watch list, or if there are adverse market conditions, including disruptions in the commercial paper market, the impacts could include reduced access to commercial paper, credit, and capital markets, an increase in the cost of our borrowings or the fees associated with our bank credit facilities, or an increase in the credit spread incurred when issuing debt in the capital markets. Our desire to maintain the Company's investment grade credit rating may also cause us to take certain actions designed to improve our cash flow, including sales of assets, suspension or reduction of our dividend, or share buybacks, and reductions in capital expenditures and working capital. Refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Liquidity and Capital Resources," of this Annual Report on Form 10-K for more information on our credit rating profile.

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

Merger Related Tax Liabilities — Additional tax liabilities could have a material impact on our financial condition, results of operations, and/or liquidity.

    We operate in a number of jurisdictions and will accordingly be subject to tax in several jurisdictions. The tax rules to which our entities are subject are complex and Amcor and its current and future subsidiaries will be required to make judgments (including certain judgments based on external advice) as to the interpretation and application of these rules, both as to the Merger and as to the operations of Amcor and Berry, and our current and future subsidiaries. The interpretation and application of these laws could be challenged by relevant governmental authorities, which could result in administrative or judicial procedures, actions or sanctions, the ultimate outcome of which could adversely affect us. We are currently subject to ongoing routine tax inquiries, investigations, and/or audits in various jurisdictions and the tax affairs of Amcor and Berry, and our current and future subsidiaries will in the ordinary course be reviewed by tax authorities, who may disagree with certain positions taken and assess additional taxes. We will regularly assess the likely outcomes of such tax inquiries, investigations or audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these inquiries, investigations or audits and the actual outcomes of these inquiries, investigations or audits could have a material impact on our financial results.

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

    Changing preferences for products and packaging formats may result in increased demand for other products we produce. However, if changing preferences are not offset by demand for new or alternative products that we manufacture, changes in consumer preferences could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Expanding Our Current Business — We may be unable to expand our current business effectively through organic growth, investments, or acquisitions.

    Our business strategy includes both organic expansion of our existing operations, particularly through efforts to strengthen and expand relationships with customers in emerging markets, product innovation (including addressing changes in the industry or regulatory environments) and expansion through investments and acquisitions. However, we may not be able to execute our strategy effectively for reasons within and outside our control. Our ability to grow organically may be limited by, among other things, extensive saturation in the locations in which we operate or a change or reduction in our customers’ growth plans due to changing economic conditions, strategic priorities, or otherwise. For many of our businesses, organic growth depends on product innovation, new product development, and timely responses to changing consumer demands and preferences. Consequently, failure to develop new or improved products in response to changing consumer preferences in a timely manner may hinder our growth potential, impact our competitive position, and adversely affect our business and results of operations.

    We have pursued growth through acquisitions, including our recent combination with Berry, and there can be no assurance that we will be able to identify suitable acquisition targets in the right geographic regions and with the right participation strategy in the future, or to complete such acquisitions on acceptable terms or at all. If we are unable to identify acquisition targets that meet our investment criteria and close such transactions on acceptable terms, our potential for growth by way of acquisition may be restricted, which could have a material adverse effect on the achievement of our strategy and the resulting expected financial benefits.

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

    Recent global economic challenges, including the conflict between Russia and Ukraine, the Middle East conflict, tensions between China and Taiwan, and relatively high inflation and interest rates in certain regions, may continue to put pressure on our business. Current and future unrest in regions where we operate, and political developments, could have a material impact on our financial condition.

    When challenging economic conditions exist, our customers may delay, decrease, or cancel purchases from us, and may also delay payments or fail to pay us altogether. Suppliers may also have difficulties filling our orders and we may have difficulties getting our products to customers, which may affect our ability to meet customer demand and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices and product mix and lower profit margins. Although we take measures to mitigate the impact of inflation, including through pricing actions and productivity programs, if these actions are not effective, our cash flow, financial condition, and results of operations could be materially and adversely impacted. In addition, there could be a time lag between recognizing the benefit of our mitigating actions and the impact of inflation and there is no guarantee that our mitigating measures will fully offset the impacts of inflation.

International Operations — Our international operations subject us to various risks that could adversely affect our business operations and financial results.

    We have operations throughout the world, including facilities in emerging markets. In fiscal year 2025, approximately 75% of our sales revenue came from developed markets and 25% came from emerging markets. We expect to continue to expand our operations in the future, including in the emerging markets.

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

    The conflict between Russia and Ukraine has negatively impacted the global economy and led to various economic sanctions being imposed by the U.S., the European Union, the United Kingdom, and other countries against Russia. It is not possible to predict the broader or longer-term consequences of this conflict. Continued escalation of geopolitical tensions, including the conflict in the Middle East and tensions between China and Taiwan, could result in the loss of property, supply chain disruptions, significant inflationary pressure on raw material prices and other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns given regional shortages of food ingredients and other factors, enhanced risks to our global technology infrastructure (such as through cyberattack or ransomware attack), exposure to foreign currency fluctuations, credit and capital market disruption which could impact our ability to obtain financing, increase interest rates, and adverse foreign exchange impacts. These broader consequences could have a material adverse effect on our business, cash flow, financial condition, and results of operations.

    Our international operations involve limited sales to entities located in countries subject to economic sanctions administered by the U.S. Office of Foreign Assets Control, the U.S. Department of State, and the U.S. Department of Commerce and other applicable national and supranational organizations (collectively, "Sanctions"). We also operate in certain countries that are occasionally subject to Sanctions, which require us to maintain internal processes and control procedures. Failure to do so could result in a breach by our employees of various laws and regulations, including those relating to money laundering, corruption, export control, fraud, bribery, insider trading, antitrust, competition, and economic sanctions, whether due to a lack of integrity or awareness or otherwise. We have implemented safeguards, training and policies to discourage these practices by our employees and agents. Any such breach could result in sanctions (including fines and penalties) and could have a material adverse effect on our financial condition and reputation.

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

Attracting, Developing, and Retaining Talent — If we are unable to attract, develop, and retain our global executive management team and our other skilled workforce, we may be adversely affected.

    Our ability to execute our strategy and deliver long-term value depends on our success in attracting, developing, and retaining a skilled and engaged workforce, including our global executive management and operational teams. Following our recent combination with Berry, we are navigating a significant transformation of our business and culture. While the integration provides opportunities to scale talent strategies and enhance organizational capability, it also introduces complexity in aligning legacy systems, practices, and leadership structures. Challenges in managing this transition or retaining critical talent could adversely impact execution of our business plans and overall performance. There is no assurance that these efforts will be successful and as a result we may suffer material adverse effects on our business, financial condition, results of operations, and cash flows.

    Externally, we continue to face labor market challenges, including skilled labor shortages, wage inflation, demographic shifts, and evolving workforce expectations. While we have responded effectively to date through workforce planning, succession strategies, and employee engagement efforts, we cannot guarantee continued success in attracting or retaining the talent critical to our growing organization. Prolonged gaps in workforce continuity or capability may negatively affect our productivity, operations, and ability to meet customer commitments.

Labor Disputes — Our business could be adversely affected by labor disputes and an inability to renew collective bargaining agreements at acceptable terms.

    As of June 30, 2025, approximately 37% of our employees were covered by collective bargaining agreements. Labor relations remain a key consideration, particularly in regions with high union representation. Although we have not experienced significant labor disruptions in recent years, we have encountered isolated work stoppages and may face labor disputes in the future, including protests or strikes, which could disrupt our operations and negatively impact our financial performance.

    The recent merger with Berry has added complexity to employment terms across regions. Delays or challenges in renewing agreements could result in higher labor costs or operational disruptions. However, there is no assurance that we will avoid future disputes or be able to renegotiate agreements on favorable terms. Additionally, labor actions by employees of our suppliers, customers, or other third parties could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Physical Impacts of Climate Change — Our business is subject to physical risks related to climate change which could negatively impact our business operations and financial results.

    Climate change may have a progressively adverse impact on our business and those of our customers, suppliers, and partners. Many of the geographic areas where our production is located and where we conduct business may be affected by natural disasters, including snowstorms, extreme heat, hurricanes, flooding, forest fires, deforestation, loss of biodiversity, earthquakes, and drought. Such events may have a physical impact on our facilities, information technology centers, workforce, inventory, suppliers, and equipment and any unplanned downtime could result in unabsorbed costs that could negatively impact our business and results of operations. We may also incur significant costs to relocate or reestablish these operations. Additionally, climate change may result in higher insurance premiums or the inability to insure certain risks.

    Longer-term climate change patterns could significantly alter supplier availability or customer demand, which is especially true for suppliers and customers who rely on supply chains routinely impacted by weather. For example, agricultural supply chains could be impacted by increased levels of drought or flooding and customers in coastal regions could be impacted by frequent flooding. These changes are uncertain, and we cannot predict the potential magnitude of such events on our business, financial condition, results of operations, or cash flows.

Significant Disruption at Key Manufacturing Facility — A significant disruption at one of our key manufacturing facilities could adversely affect our business operations and financial results.

    Our diversification of facilities for product manufacturing and current or future insurance coverage for our facilities, including business interruption insurance, may not be sufficient to protect our business in the event of a significant disruption at one of our key manufacturing facilities. Significant disruptions due to accident, labor issues, weather conditions, power outages, cyberattacks or otherwise, could negatively impact our business, financial condition, or results of operations, or cash flows.

Information Technology and Cybersecurity Risks

Cybersecurity Risk — The disruption of our operations or risk of loss of our sensitive business information could negatively impact our financial condition and results of operations.

    Increased cyber-attacks, including computer viruses, ransomware, unauthorized access attempts, phishing, hacking, and other types of attacks pose a risk to the security and availability of our information technology systems, including those provided by third parties. Emerging artificial intelligence technologies may intensify these cybersecurity risks. In addition to traditional attacks, we face threats from sophisticated nation-state and nation-state-supported actors who engage in attacks, including advanced persistent threat intrusions. We have experienced and expect to continue to experience actual and attempted cyber-attacks on our information technology systems by threat parties of all types (including nation-states, criminal enterprises, individuals, or advanced persistent threat groups). Geopolitical instability, including as a result of the Russia-Ukraine conflict, evolution, scope, and sophistication of cyber-attacks, accessibility of our data by third parties through interconnected networks, and work-from-home arrangements heighten the risk of cyber-attacks.

    We have operational safeguards in place to detect and prevent cyber-attacks, such as employee training, monitoring of our networks and systems, ensuring strong data protection standards, and maintaining and upgrading security systems but it is virtually impossible to entirely eliminate this risk. To date, we have not experienced any significant impacts. However, our safeguards may not always be able to prevent a cyber-attack from impacting our systems and we may not be able to successfully and timely execute our business recovery protocol or successfully integrate Berry into our cybersecurity risk programs, which could have a material impact on our business, financial condition, results of operations, or cash flows. Further, as cybersecurity threats continue to evolve, we may be required to make significant investments to modify or enhance our systems to improve our ability to respond and recover. In addition, our customers, suppliers, and third-party service providers are susceptible to cyber-attacks and disruption to their information technology systems, which could result in reduced demand for our products or limit our ability to supply our products.

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

     As of June 30, 2025, approximately 17% of our indebtedness was subject to variable interest rates. When interest rates increase, our debt service obligations on our variable rate indebtedness increase even when the amount borrowed remains the same. Any future increases in interest rates could increase the costs of obtaining new debt and refinancing existing fixed rate debt as well as variable rate indebtedness, negatively impacting our business, financial condition, results of operations, or cash flow.

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

    In addition, increases in interest rates could reduce the attractiveness of the cash management programs we use, such as customer and supply chain finance programs, which could negatively impact our cash and working capital and increase our borrowings. Refer to Note 14, "Debt," of the notes to consolidated financial statements for information about our variable rate borrowings. Also refer to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk," including interest rate risk, in this Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets — As a result of the Merger, our goodwill and other intangible assets have increased significantly, and a significant impairment would have a material adverse effect on our reported results of operations and financial position.

    As of June 30, 2025, and after the Merger, we had $18.7 billion of goodwill and other intangible assets. We review our goodwill balance for impairment at least once a year and whenever events or a change in circumstances indicate that an impairment may have occurred using the appropriate business valuation methods in accordance with current accounting standards. Future changes in the cost of capital, market multiples, market growth, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge in our results of operations to reduce the value of these assets to their fair value. Furthermore, if we make changes to our business strategy or if external conditions adversely affect our business operations, we could be required to record an impairment charge for goodwill and/or other intangible assets, which could have a material adverse effect on our business, financial condition, and results of operations. We have identified the valuation of goodwill and other intangible assets as a critical accounting estimate. Refer to "Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Estimates and Judgments," of this Annual Report on Form 10-K.

Internal Controls — If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results which may adversely affect investor confidence and adversely impact our stock price.

    We have been subject to the requirements of Section 404 of the Sarbanes-Oxley Act ("SOX") since fiscal year 2020. Management is responsible for establishing and maintaining adequate internal controls over financial reporting and while they meet the standards set forth in SOX, our internal control over financial reporting may not prevent or detect misstatements, as any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance against misstatement. We have elected to exclude from management's annual report on internal control over financial reporting for fiscal year 2025 an assessment of the control environment of Berry, given the Merger closed in our fourth fiscal quarter. If we fail to maintain the adequacy of our internal controls, which includes integrating Berry into our control environment in fiscal year 2026, we could be subject to regulatory scrutiny, civil or criminal penalties, or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could lead to a material adverse effect on our operations, loss of investor confidence, and a negative impact on the trading price of our common stock.

Insurance — Our insurance policies, including our use of a captive insurance company, may not provide adequate protection against all of the key operational risks we face.

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

    Additionally, we retain a portion of our insurable risk through our captive insurance companies, located in Singapore and Guernsey. Our captive insurance companies collect annual premiums from our business groups and assume specific risks relating to various risk exposures, including property damage. The captive insurance companies may be required to make payments for insurance claims that exceed the captive's reserves, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

    We are, and in the future will likely become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings that arise in the ordinary course of our business, including product liability claims, which may lead to financial or reputational damages. We may be exposed to litigation related to the environmental, health, and human rights impacts of our operations, products, and sourcing activities, as well as our external communications related to such topics. Given our global footprint, we are exposed to uncertainty regarding the regulatory environment. The timing of the final resolutions to lawsuits, regulatory actions and inquiries, and governmental and other legal proceedings is typically uncertain, and any such proceedings or claims, regardless of merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Additionally, the possible outcomes of, or resolutions to, these proceedings could include adverse judgments or settlements, either of which could require substantial payments. Even if we are successful in defending ourselves against these actions, the costs of such defense may be significant.

ESG Practices — Increasing scrutiny and emerging expectations from investors, customers, suppliers, and governments with respect to our ESG practices and commitments may impose additional costs on us or expose us to additional risks.

    There is significant scrutiny from investors, customers, suppliers, governments, and other stakeholders on corporate ESG practices. Our commitment to sustainability and ESG practices remains at the core of our business, and we have established related goals and targets. For example, we have made a public commitment to achieve net zero greenhouse gas emissions by 2050 and have set long-term emissions targets which were approved by the Science Based Targets initiative ("SBTi") and we are planning on re-submitting combined company targets given the Merger with Berry. However, our ESG practices may not meet the standards of all of our stakeholders, and advocacy groups may campaign for further changes based on emerging standard practices related to environmental, social, and governance issues. Many of our large, global customers are also committing to long-term targets to reduce greenhouse gas emissions within their supply chains. If we are unable to support our customers in achieving these reductions, customers may seek out competitors who are better able to support such reductions. A failure, or perceived failure, to respond to expectations of all parties, including with meeting our own climate-related and other ESG target ambitions, could cause harm to our business and reputation and have a negative impact on the trading price of our common stock. Moreover, not all of our competitors establish, or will be legally required to establish, climate or other ESG sustainability targets and goals at levels comparable to ours, which could result in competitors having lower supply chain, operating or compliance costs as well as reduced reputational and legal risks associated with not meeting such goals.

ESG Regulations — Changing and emerging ESG government regulations, including climate-related rules, may adversely affect our company.

    Numerous ESG-related legislative and regulatory initiatives, including those related to our products, operations, and sourcing activities, have been passed and are likely to continue to be introduced in the various jurisdictions in which we operate. These new ESG-related regulations are evolving rapidly, and the regulations being enacted are often not harmonized across the jurisdictions in which we operate, increasing the complexity and cost of compliance and exposing us to increased legal risks associated with compliance. Our failure to comply with ESG regulatory reporting requirements could result in fines, loss of reputation, and other negative impacts which could be material, and the cost of compliance may negatively impact our business, financial condition, and results of operations.

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

    Increased environmental legislation or regulation, including regulations related to extended producer responsibility ("EPR"), could result in higher costs for us in the form of payments under EPR programs, higher raw material costs, increased energy and freight costs, new taxes on packaging products which could reduce demand for our products, and result in increased litigation. It is possible that certain materials might cease to be permitted to be used in our processes. Government bans of, or restrictions on, certain materials or packaging formats may close off markets to Amcor's business. For example, governmental authorities in the U.S., Europe and in other countries have become increasingly focused on the contamination of soil, air, and water exacerbated by the use of non-degradable chemicals, including per- and polyfluoroalkyl substances ("PFAS"). Various U.S. states have implemented, or are in the process of implementing, laws to restrict the use of PFAS in various applications, including in packaging materials or production processes. While we believe we are in compliance with existing regulations, the cost of compliance in the future to modify our products or production processes may be significant and adversely impact our financial position, results of operations, and cash flows.

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

    We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products. The emergence of plastic bans or mandates to reduce plastic use may require shifts to more costly alternative materials or additional investment in the redesign of existing products and these costs might not be able to be passed on to our customers. Mandates to use certain types of materials, such as post-consumer recycled ("PCR") content, may lead to supply shortages and higher prices for those materials as current recycling rates may be insufficient to meet increased demand for PCR within and beyond the packaging industry.

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

Operational EHS Risks — We are subject to costs and liabilities related to EHS laws and regulations, as well as changes in the global climate, that could adversely affect our business.

    We are required to comply with EHS laws, rules, and regulations in each of the countries in which we operate and do business. Federal, state, provincial, and local laws and requirements related to safe and healthy workplace conditions represent critical operational factors to manage so that our people can go home safely every day. Changes to these laws and requirements may result in additional costs and actions across the affected country and/or region. Various government agencies may promulgate new or modified legislation and implement special emphasis programs or enforcement actions with potential to impact Amcor operations subject to the respective health and safety programs.

    Federal, state, provincial, and local environmental requirements relating to air, soil, and water quality, handling, discharge, storage, and disposal of a variety of substances, are also significant factors in our business, and changes to such requirements generally result in an increase to our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third-party at various facilities we own, used, or operate (including facilities that may be acquired by us in the future). For instance, an increase in legislation with respect to litter related to plastic packaging or related recycling programs may cause legislators in some countries and regions in which our products are sold to consider banning or limiting certain packaging formats or materials or applying taxes or fees on some types of our products. Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditures.

    We have incurred in the past and may incur in the future, fines, penalties, and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values, and toxic tort claims. Provisions are raised when it is considered probable that we have some liability, and the amount can be reasonably estimated. However, because the extent of potential environmental damage and the extent of our liability for such damage is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently provisioned amount. Accordingly, additional charges could be incurred that would have an adverse effect on our operating results and financial position, which may be material.

Tax Law Changes — Changes in tax laws or changes in our geographic mix of earnings could have a material impact on our financial condition and results of operations.

    We are subject to income and other taxes in the many jurisdictions in which we operate. Tax laws and regulations are complex and the determination of our global provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. We are subject to routine examinations of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. Our future income taxes could also be negatively impacted by our mix of earnings in the jurisdictions in which we operate being different than anticipated given differences in statutory tax rates in the countries in which we operate. In addition, we may be adversely impacted by certain tax policy efforts, including any tax law changes resulting from the Organization for Economic Cooperation and Development ("OECD") and the G20's inclusive framework on Base Erosion and Profit Shifting ("BEPS"), which has proposed a 15% global minimum tax applied on a country-by-country basis (the "Pillar Two rule"), and many countries (including countries in which we operate) have enacted or begun the process of enacting laws adopting the Pillar Two rule. The first component of the Pillar Two rule applied to us from July 1, 2024. While we do not currently expect the Pillar Two rule to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release guidance and as countries begin implementing legislation. Future developments could change our current assessment, and it is possible that the Pillar Two rule could adversely impact our tax rate and subsequent tax expense.

Trade Policy - Our business may be impacted by changes to trade policy, including tariff and custom regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.

    Changes in, and uncertainty with respect to, international trade policies in the United States or other countries in which we operate could materially impact the cost and supply of raw materials as duties are assessed on raw materials used in our production process or on items in our other spend categories, including the procurement of production equipment. The current U.S. administration announced reciprocal tariffs in April 2025 the announcement of which has rapidly raised the country's weighted-average tariff rate to its highest level in the past 100 years. Other governments' responses have varied and there is ongoing uncertainty in global trade relations. Countries impose, modify, and remove tariffs and other trade restrictions in response to a wide variety of factors, including national economic and political considerations. While we have generally been able to pass on the cost of tariffs in the past, we may not be able to fully mitigate the impact of increased tariffs or any future tariffs or source alternative suppliers of raw materials if supply chains are impacted. In addition, customs authorities may also disagree with our claimed tariff treatment or enact retroactive duties on items we import. Tariffs could also adversely impact market demand for our products, including any fluctuation in exchange rates as a result of such activity. The occurrence of any of these risks could materially impact our business, financial condition, results of operations, or cash flows.

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

    Our recent merger with Berry presents an opportunity to enhance and unify our cybersecurity risk programs by integrating the strengths of both legacy cybersecurity organizations. As part of this integration, we are conducting a comprehensive cybersecurity risk assessment, harmonizing cybersecurity policies, processes, operations, and consolidating the cybersecurity functions into a single organization. Our integration efforts will concentrate on maintaining the continuous availability of our operations while aligning our organization's risk management strategy.

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

    Our Chief Information Security Officer ("CISO") has over 20 years of experience in cybersecurity, including serving in similar roles at other public companies. Our CISO leads a team that focuses on the Company's cybersecurity, including primary responsibility for leading enterprise-wide information security strategy, processes, as well as assessing, identifying, and managing cybersecurity risks. The team is enhanced through ongoing interactions with third party experts to help protect the Company from the latest cybersecurity threats. In addition, we maintain a global cross functional cyber crisis team which is responsible for evaluating cybersecurity threats and overseeing compliance with regulatory security requirements. Our CISO reports to our Vice President of Information Technology who has 29 years of experience in Manufacturing and Financial Services and has been leading our IT function for 15 years. Our Vice President of Information Technology reports to our Chief Financial Officer. Our employees supporting our information security program have relevant educational and industry experience.

Risk Management and Strategy

    We have implemented an extensive cybersecurity program that leverages the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. Our cybersecurity program is designed to assess, identify, and manage risks from cybersecurity threats while maintaining the confidentiality and availability of our information systems. We have also established and maintain a comprehensive Global Security Incident Response Plan designed to enable compliance with reporting standards and provide a robust response to global cybersecurity events. We perform periodic assessments to identify and assess cybersecurity risks, including through the utilization of third parties to assess our system vulnerabilities. We also regularly train employees on cybersecurity risks, including through monthly phishing simulations.

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

Item 2. - Properties

    We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. Our manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The breakdown of our manufacturing and support facilities at June 30, 2025, was as follows:

Global Flexible Packaging Solutions Segment

    This segment has 210 manufacturing and support facilities located in 36 countries, of which approximately 75% are owned directly by us and approximately 25% are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 30 years and have one or more renewal options.

Global Rigid Packaging Solutions Segment

    This segment has 213 manufacturing and support facilities located in 34 countries, of which approximately 55% are owned directly by us and approximately 45% are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 15 years and have one or more renewal options.

Corporate and General

    Our primary executive office is located in Zurich, Switzerland. We also maintain corporate offices in other regions.

Item 3. - Legal Proceedings

    Refer to Note 20, "Contingencies and Legal Proceedings," of the notes to consolidated financial statements for information about legal proceedings.

Item 4. - Mine Safety Disclosures

    Not applicable.

PART II

Item 5. - Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our ordinary shares are traded on the New York Stock Exchange (the "NYSE") under the symbol AMCR, and our CHESS Depositary Instruments ("CDIs") are traded on the Australian Securities Exchange (the "ASX") under the symbol AMC. As of June 30, 2025, there were 92,040 registered holders of record of our ordinary shares and CDIs.

Share Repurchases

    We did not repurchase our shares during the three months ended June 30, 2025 and had no amounts outstanding under approved share repurchase programs during the three months ended June 30, 2025.

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

    The line graph below illustrates our cumulative total shareholder return on our ordinary shares as compared with the cumulative total return of our Peer Group, the S&P 500 Index, the S&P 500 Materials Index, and the ASX 200 Index for the period beginning June 30, 2020. The graph assumes $100 was invested on June 30, 2020, and that all dividends were reinvested.

	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024	June 30, 2025
Amcor plc	$100.00	$116.87	$131.82	$110.49	$114.14	$112.74
S&P 500	$100.00	$140.79	$125.85	$150.51	$187.47	$215.89
S&P 500 Materials	$100.00	$148.51	$135.56	$156.05	$169.61	$172.77
S&P/ASX 200	$100.00	$140.41	$122.73	$138.09	$156.85	$177.69
Peer Group	$100.00	$118.88	$120.30	$127.47	$124.29	$126.58

    The Peer Group consists of Ansell Limited, AptarGroup, Inc., Avery Dennison Corporation, Ball Corporation, Brambles Limited, Coles Group Limited, Conagra Brands, Inc., Crown Holdings, Inc., Danone SA, General Mills, Inc., Graphic Packaging Holding Company, Huhtamäki Oyj, International Paper Company, Johnson & Johnson, The Kraft Heinz Company, Mondelez International, Inc., Nestlé S.A., O-I Glass, Inc., Orora Limited, Pepsico, Inc., The Procter & Gamble Company, Sealed Air Corporation, Silgan Holdings Inc., Smurfit Westrock plc, Sonoco Products Company, Treasury Wine Estates Limited, Unilever PLC, Wesfarmers Limited, and Woolworths Group Limited.

Item 6. [Reserved]

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

The following is a discussion and analysis of changes in the results of operations for fiscal year 2025 compared to fiscal year 2024. A discussion and analysis regarding our results of operations for fiscal year 2024, compared to fiscal year 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 16, 2024 and incorporated by reference.

Two Year Review of Results

(in millions)	2025		2024
Net sales	$15,009	100.0%	$13,640	100.0%
Cost of sales	(12,175)	(81.1)%	(10,928)	(80.1)%

Gross profit	2,834	18.9%	2,712	19.9%

Operating expenses:
Selling, general, and administrative expenses	(1,205)	(8.0)%	(1,093)	(8.0)%
Amortization of acquired intangible assets	(246)	(1.6)%	(167)	(1.2)%
Research and development expenses	(120)	(0.8)%	(106)	(0.8)%
Restructuring, transaction and integration expenses, net	(307)	(2.0)%	(97)	(0.7)%
Other income/(expenses), net	53	0.4%	(35)	(0.3)%

Operating income	1,009	6.7%	1,214	8.9%

Interest income	49	0.3%	38	0.3%
Interest expense	(396)	(2.6)%	(348)	(2.6)%
Other non-operating income/(expenses), net	(12)	(0.1)%	3	—%

Income before income taxes and equity in income/(loss) of affiliated companies	650	4.3%	907	6.6%

Income tax expense	(135)	(0.9)%	(163)	(1.2)%
Equity in income/(loss) of affiliated companies, net of tax	3	—%	(4)	—%

Net income	$518	3.5%	$740	5.4%

Net income attributable to non-controlling interests	(7)	—%	(10)	(0.1)%

Net income attributable to Amcor plc	$511	3.4%	$730	5.4%

Overview

    Amcor is the global leader in developing and producing responsible consumer packaging and dispensing solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enables us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons and closures that are more sustainable, functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future. Supported by a commitment to safety, in fiscal year 2025, 77,000 Amcor people generated $15.0 billion in annual sales from operations that span over 400 locations in more than 40 countries.

Significant Developments Affecting the Periods Presented

Merger with Berry Global Group, Inc.

    On November 19, 2024, the Company, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Berry Global Group, Inc., a Delaware corporation (“Berry”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Merger Sub with and into Berry (the “Merger”), with Berry surviving the Merger as a wholly-owned subsidiary of Amcor. On April 30, 2025, we completed the transactions called for by the Merger Agreement to obtain all of the ownership interest in Berry for purchase consideration of $10.4 billion, not including Berry debt assumed by Amcor of approximately $5.2 billion. In connection with the closing of the Merger, we issued approximately 846 million ordinary shares to Berry shareholders, excluding shares for Berry vested share-based payment and cash settled awards at closing, and paid $2.2 billion in connection with the required extinguishment of certain Berry indebtedness using the proceeds from the cumulative issuance of $2.2 billion in long-term debt in March 2025. Refer to Part II, Item 8 - Financial Statements, Note 4, "Acquisitions and Divestitures" and Note 14, "Debt" for further information.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. As previously announced, the Company continues to target realizing approximately $530 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings, $60 million in annual financial synergies and $60 million in pre-tax earnings benefits from growth synergies by the end of fiscal year 2028. The total Berry Plan pre-tax cash cost is estimated at $280 million, net, including restructuring activities and general integration expenses. The Berry Plan is expected to be completed by the end of fiscal year 2028.

    The Company incurred $14 million in restructuring activities in the fourth quarter of fiscal year 2025 associated with the Berry Plan related to employee expenses in the Global Flexible Packaging Solutions segment. The Company also incurred $33 million in integration activities in fiscal year 2025 in both the Global Flexible Packaging Solutions segment and the Global Rigid Packaging Solutions segment and Corporate. To date, the Berry Plan has resulted in approximately $25 million of restructuring and integration related cash outflows.

Economic and Market Conditions

    Market dynamics remain challenging with softer consumer demand and customer order volatility in certain markets, and higher costs in certain areas, including labor costs, during fiscal year 2025. Despite these hurdles, we have benefited from overall sales volume growth of approximately 1% during fiscal year 2025 compared to the prior fiscal year, with sales volumes in North America generally softening sequentially in the second half of fiscal year 2025. The underlying causes for the market volatility being experienced can be attributed to a variety of factors, such as geopolitical tension and conflicts, volatility and changes in U.S. domestic and global tariff frameworks and inflation in many economies impacting consumption and consumer demand. Rapid changes in U.S. trade policies, including the announcement of wide-spread tariff increases which were paused and then re-announced, amid persistent inflation in the U.S., has resulted in lower consumer demand across many categories. Recent finalization of U.S. trade agreements with certain trading partners, including the United Kingdom and the European Union, helps to reduce trade tensions, but the overall impact of these agreements remains uncertain as many details still need to be negotiated.

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

    On February 7, 2023, we announced that we expected to invest $110 million to $130 million of the sale proceeds from the Russian business in various cost savings initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). The expenditures associated with the Plan were completed as of June 30, 2025, with Plan cash and non-cash net expenses of $225 million, of which $104 million related to employee related expenses, $33 million to fixed asset related expenses (net of gains on disposals), $57 million to other restructuring expenses, and $31 million to restructuring related expenses. The Plan has resulted in $114 million of cumulative net cash outflows to date, with total net cash expenditures of $28 million remaining. The increase in net cash spend over the original Plan is primarily the result of a pause in asset sales included in the Plan given the Merger with Berry.

    For further information, refer to Note 5, "Restructuring, Transaction, and Integration Expenses, Net," and Note 6, "Restructuring" of "Part II, Item 8, Notes to Consolidated Financial Statements."

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Following the governmental election in the second quarter of fiscal year 2024, Argentina devalued the Argentine Peso by approximately 55% against the U.S. dollar. In April 2025, the Argentine government lifted its capital controls over the Argentine peso and implemented a currency band within which the government will allow the Argentine peso to trade against the U.S. dollar and enables the Central Bank of Argentina to increase its reserves. The measures taken in April 2025 resulted in a devaluation of approximately 10%. Highly inflationary accounting resulted in a negative impact of $16 million and $53 million in foreign currency transaction losses that were reflected in the consolidated statements of income for the fiscal years ended June 30, 2025, and 2024, respectively. Our operations in Argentina represented approximately 2% of our consolidated net sales and annual adjusted earnings before interest and tax in fiscal year 2025.

Results of Operations

Consolidated Results of Operations

($ in millions, except per share data)	2025	2024
Net sales	$15,009	$13,640
Operating income	1,009	1,214
Operating income as a percentage of net sales	6.7%	8.9%

Net income attributable to Amcor plc	$511	$730
Diluted Earnings Per Share	$0.320	$0.505

    Net sales increased by $1,369 million, or 10%, in fiscal year 2025, compared to fiscal year 2024. Excluding the increase of sales from the Merger with Berry Global Group, Inc. (the "Merger") of 12%, the positive impacts from the pass-through of higher raw material costs of $79 million, the negative currency impacts of $100 million, and the negative impacts from disposed operations of $126 million, the decrease in net sales for fiscal year 2025 was $65 million, reflecting higher sales volume of approximately 1% offset by unfavorable price/mix impact of approximately 1%, primarily due to lower volumes in high value healthcare categories in the first half of the year.

    Net income attributable to Amcor plc decreased by $219 million, or 30%, in fiscal year 2025, compared to fiscal year 2024. This is mainly due to increased restructuring, transaction and integration expenses of $210 million associated with the Merger, higher selling, general, and administrative expenses of $112 million primarily due to the Merger, increase in amortization of acquired intangible assets of $79 million due to the Merger, increased interest expense of $48 million due primarily to Merger related financing and assumed debt, partially offset by the increase of gross profit of $122 million, other income/(expenses), net of $88 million, and a decrease in income tax expense of $28 million.

    Diluted earnings per share ("Diluted EPS") decreased by $0.185, or 37%, in fiscal year 2025, compared to fiscal year 2024, with the net income attributable to ordinary shareholders of Amcor plc decreasing by 30% due to the above items and the diluted weighted-average number of shares outstanding increasing by 11% in fiscal year 2025, compared to fiscal year 2024. The increase in the diluted weighted-average number of shares outstanding was largely due to the completion of the Merger with Berry and the related share issuances.

Segment Results of Operations

Global Flexible Packaging Solutions Segment

($ in millions)	2025	2024
Net sales	$10,872	$10,332
Adjusted EBIT	1,458	1,395
Adjusted EBIT as a percentage of net sales	13.4%	13.5%

    Net sales increased by $540 million, or 5%, in fiscal year 2025, compared to fiscal year 2024. Excluding the increase of sales from the Merger of approximately 4%, the positive impacts from the pass-through of higher raw material costs of $110 million, the negative currency impacts of $54 million, and the negative impacts from disposed operations of $26 million, the remaining increase in net sales for fiscal year 2025 was $74 million or 1%, reflecting favorable sales volumes of approximately 2% with growth delivered across all key regions, partially offset by unfavorable price/mix impact of approximately 1% primarily due to lower volumes in high value healthcare categories in the first half of the year.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $63 million, or 5% in fiscal year 2025, compared to fiscal year 2024. Excluding the positive impacts from the Merger of approximately 4%, partially offset by the negative currency impacts of $10 million, the remaining variation in Adjusted EBIT for fiscal year 2025 was an increase of $23 million or 2%, reflecting higher volumes of approximately 5%, strong cost performance of approximately 11%, partially offset by unfavorable impacts from price/mix of approximately 14%.

Global Rigid Packaging Solutions Segment

($ in millions)	2025	2024
Net sales	$4,137	$3,308
Adjusted EBIT	375	259
Adjusted EBIT as a percentage of net sales	9.1%	7.8%

    Net sales increased by $829 million, or 25%, in fiscal year 2025, compared to fiscal year 2024. Excluding the increase of sales from the Merger of approximately 35%, the negative impacts from disposed operations of $100 million, the negative currency impacts of $46 million, and the negative impact from the pass-through of lower raw material costs of $31 million, the remaining variation in net sales for fiscal year 2025 was a decrease of $139 million, or 4%, reflecting unfavorable volumes of approximately 2% and unfavorable price/mix benefits of approximately 2%.

    Adjusted EBIT increased by $116 million, or 45%, in fiscal year 2025, compared to fiscal year 2024. Excluding the positive impacts from the Merger of approximately 62%, partially offset by the negative impacts from disposed operations of $12 million and the negative currency impacts of $7 million, the remaining variation in adjusted EBIT for fiscal year 2025 was a decrease of $25 million, or 10%, reflecting the net negative effect of 9% from unfavorable volumes and an unfavorable price/mix impact on earnings of approximately 17%, partially offset by strong cost performance of approximately 16%.

Consolidated Gross Profit

($ in millions)	2025	2024
Gross profit	$2,834	$2,712
Gross profit as a percentage of net sales	18.9%	19.9%

    Gross profit increased by $122 million, or 4% in fiscal year 2025, compared to fiscal year 2024. The increase was primarily driven by the Merger and higher volumes. Gross profit as a percentage of sales decreased to 18.9% for fiscal year 2025, driven primarily by the amortization of the Merger related inventory step-up in acquired inventory of $133 million in the fourth quarter of fiscal year 2025.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

($ in millions)	2025	2024
SG&A expenses	$(1,205)	$(1,093)
SG&A expenses as a percentage of net sales	(8.0)%	(8.0)%

    SG&A expenses increased by $112 million, or 10%, in fiscal year 2025, compared to fiscal year 2024. The increase was primarily driven by the inclusion of two months of Berry SG&A in fiscal year 2025.

Consolidated Amortization of Acquired Intangible Assets

($ in millions)	2025	2024
Amortization of acquired intangible assets	$(246)	$(167)
Amortization of acquired intangible assets as a percentage of net sales	(1.6)%	(1.2)%

    Amortization of acquired intangible assets increased by $79 million, or 47%, in fiscal year 2025, compared to fiscal year 2024. The increase was primarily driven by the additional intangible assets acquired in the Merger.

Consolidated Research and Development Expenses

($ in millions)	2025	2024
Research and development expenses	$(120)	$(106)
Research and development expenses as a percentage of net sales	(0.8)%	(0.8)%

    Research and development expenses increased by $14 million, or 13%, in fiscal year 2025, compared to fiscal year 2024. The increase was primarily driven by the Merger.

Consolidated Restructuring, Transaction and Integration Expenses, Net

($ in millions)	2025	2024
Restructuring, transaction and integration expenses, net	$(307)	$(97)
Restructuring, transaction and integration expenses, net, as a percentage of net sales	(2.0)%	(0.7)%

    Restructuring, transaction and integration expenses, net increased by $210 million, or 216%, in fiscal year 2025, compared to fiscal year 2024. The change was a result of transaction and integration costs of $202 million incurred in connection with the Merger during the current period, accelerated merger-related compensation expense of $41 million, partially offset by a decrease in restructuring and other related expenses, net, of $33 million.

Consolidated Other Income/(Expenses), net

($ in millions)	2025	2024
Other income/(expenses), net	$53	$(35)
Other income/(expenses), net as a percentage of net sales	0.4%	0.3%

    Other income/(expenses), net changed by $88 million, in fiscal year 2025, compared to fiscal year 2024, primarily driven by the current year lower impacts of highly inflationary accounting for subsidiaries in Argentina, indirect tax benefits, and the gain on the divestiture of Bericap.

Consolidated Interest Income

($ in millions)	2025	2024
Interest income	$49	$38
Interest income as a percentage of net sales	0.3%	(0.3)%

    Interest income increased by $11 million, or 29%, in fiscal year 2025, compared to fiscal year 2024, driven by interest on higher cash balances.

Consolidated Interest Expense

($ in millions)	2025	2024
Interest expense	$(396)	$(348)
Interest expense as a percentage of net sales	(2.6)%	(2.6)%

    Interest expense increased by $48 million, or 14%, in fiscal year 2025, compared to fiscal year 2024, primarily driven by the additional debt issued and assumed in the Merger.

Consolidated Income Tax Expense

($ in millions)	2025	2024
Income tax expense	$(135)	$(163)
Effective tax rate	20.8%	18.0%

    Income tax expense decreased by $28 million, or 17%, in fiscal year 2025, compared to fiscal year 2024, primarily due to lower earnings. The higher effective tax rate for fiscal year 2025 versus fiscal year 2024 is largely attributable to non-deductible expenses related to the Merger in the current period.

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT and adjusted net income for fiscal years 2025, 2024, and 2023 is as follows:

	Years ended June 30,
($ in millions)	2025	2024	2023
Net income attributable to Amcor plc, as reported	$511	$730	$1,048
Add: Net income attributable to non-controlling interests	7	10	10
Net income	518	740	1,058
Add: Income tax expense	135	163	193
Add: Interest expense	396	348	290
Less: Interest income	(49)	(38)	(31)
EBIT	1,000	1,213	1,510
Add: Amortization of acquired intangible assets from business combinations (1)	246	167	160
Add: Impact of hyperinflation (2)	16	53	24
Add: Transaction and integration (3)	202	—	—
Add: Property and other losses, net (4)	—	—	2
Add/(Less): Restructuring and other related activities, net (5)	64	97	(90)
Add: CEO transition costs (6)	—	8	—
Add: Inventory step-up amortization (7)	133	—	—
Add: Accelerated merger-related compensation (8)	41	—	—
Add: Other (9)	21	22	2
Adjusted EBIT	1,723	1,560	1,608
Less: Interest expense	(396)	(348)	(290)
Add: Adjustments to interest expense (10)	15	—	—
Less: Income tax expense	(135)	(163)	(193)
Less: Adjustments to income tax expense (11)	(113)	(62)	(57)
Add: Interest income	49	38	31
Less: Net income attributable to non-controlling interests	(7)	(10)	(10)
Adjusted net income	$1,136	$1,015	$1,089

(1)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Transaction and integration includes incremental costs related to the Merger. Refer to Note 5 "Restructuring, Transaction, and Integration Expenses, Net".
(4)Property and other losses, net in fiscal year 2023 includes property claims and losses of $5 million and $3 million of net insurance recovery related to the closure of the Company's South African business.
(5)Restructuring and other related activities, net in fiscal year 2025 primarily includes costs incurred in connection with the 2023 Restructuring Plan and Berry Plan. Fiscal year 2024 primarily includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6, "Restructuring," for further information. Fiscal year 2023 includes a pre-tax net gain on the sale of the Company's Russian business of $215 million, incremental costs of $18 million, and restructuring and related expenses of $107 million incurred in connection with the conflict. Refer to Note 6, "Restructuring," for further information.
(6)CEO transition costs primarily reflect accelerated compensation, including share-based compensation, granted to the Company's former Chief Executive Officer who retired from that role in April 2024, and other transition related expenses.
(7)Inventory step-up amortization relates to additional amortization incurred on inventories in connection with the Merger.
(8)Accelerated merger-related compensation includes accelerated share-based compensation expense and severance incurred in connection with the Merger.
(9)Other in fiscal year 2025 includes various expense and income items primarily relating to pension settlements of $12 million and other minor items primarily including litigation fees and a loss on disposal of a non-core business. These expenses were partially offset by a pre-tax gain on the disposal of Bericap of $15 million. Refer to Note 4, "Acquisitions and Divestitures" for further information. Fiscal year 2024 includes fair value losses of $16 million on economic hedges, retroactive foil duties, certain litigation reserve adjustments, and pension settlements, partially offset by changes in contingent purchase consideration. Fiscal year 2023 includes other restructuring, acquisition, litigation, and integration expenses of $13 million, pension settlement expenses of $5 million, and fair value gains of $16 million on economic hedges.
(10)Adjustments to interest expense includes incremental non-cash interest expense incurred in connection with the Merger. Refer to Note 4, "Acquisitions and Divestitures."
(11)Net tax impact on items (1) through (10) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at June 30, 2025 and 2024 is as follows:

($ in millions)	June 30, 2025	June 30, 2024
Current portion of long-term debt	$141	$12
Short-term debt	116	84
Long-term debt, less current portion	13,841	6,603
Total debt	14,098	6,699
Less cash and cash equivalents	(827)	(588)
Net debt	$13,271	$6,111

Supplemental Guarantor Information

    Amcor plc, along with certain wholly-owned subsidiary guarantors, guarantee the following senior notes issued by the wholly-owned subsidiaries, Amcor Flexibles North America, Inc. (“Amcor Flexibles North America”), Amcor UK Finance plc (“Amcor UK”), Amcor Finance (USA), Inc. (“AFUI”), Amcor Group Finance plc (“AGF”), and Berry Global, Inc. (“Berry Global”).

Notes Guaranteed by the Obligor Group 1 companies (as defined below):

•$300 million, 3.100% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
•$600 million, 3.625% Guaranteed Senior Notes due 2026 of Amcor Flexibles North America, Inc.
•$500 million, 4.500% Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, Inc.
•$725 million, 4.800% Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, Inc.
•$500 million, 2.630% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
•$725 million, 5.100% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
•$800 million, 2.690% Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
•$750 million, 5.500% Guaranteed Senior Notes due 2035 of Amcor Flexibles North America, Inc.
•€500 million, 1.125% Guaranteed Senior Notes due 2027 of Amcor UK Finance plc
•€500 million, 3.950% Guaranteed Senior Notes due 2032 of Amcor UK Finance plc
•$500 million, 5.625% Guaranteed Senior Notes due 2033 of Amcor Finance (USA), Inc.
•$500 million, 5.450% Guaranteed Senior Notes due 2029 of Amcor Group Finance plc

Note Guaranteed by the Obligor Group 2 companies (as defined below):
•$1,525 million, 1.570% First Priority Senior Secured Notes due 2026 of Berry Global, Inc.

Notes Guaranteed by the Obligor Group 3 companies (as defined below):
•$400 million, 1.650% First Priority Senior Secured Notes due 2027 of Berry Global, Inc.
•$500 million, 5.500% First Priority Senior Secured Notes due 2028 of Berry Global, Inc.
•$800 million, 5.800% First Priority Senior Secured Notes due 2031 of Berry Global, Inc.
•$800 million, 5.650% First Priority Senior Secured Notes due 2034 of Berry Global, Inc.

The below table summarizes the composition of Obligor Groups:

Entity	Incorporated in	Obligor Group 1	Obligor Group 2	Obligor Group 3
Amcor Plc (ultimate parent entity)	Jersey	x	x	x
Subsidiary guarantors:
Amcor Flexibles North America	Missouri, USA	x		x
Amcor UK	United Kingdom	x		x
AFUI	Delaware, USA	x		x
AGF	United Kingdom	x		x
Berry Global	Delaware, USA	x	x	x
Berry Global Group, Inc.	Delaware, USA	x	x

    All guarantors fully, unconditionally, and irrevocably guarantee, on a joint and several basis, to each holder of the notes of each series, the due and punctual payment of the principal of, and any premium and interest on, such notes and all other amounts payable, when and as the same shall become due and payable, whether at stated maturity, by declaration of acceleration, call for redemption or otherwise, in accordance with the terms of the notes and related indenture. The obligations of the applicable guarantors under their guarantees will be limited as necessary to recognize certain defenses generally available to guarantors (including those that relate to fraudulent conveyance or transfer, voidable preference, financial assistance, corporate purpose, or similar laws) under applicable law. The guarantees will be unsecured and unsubordinated obligations of the guarantors and will rank equally with all existing and future unsecured and unsubordinated debt of each guarantor. None of our other subsidiaries guarantee such notes. The issuers and guarantors conduct large parts of their operations through other subsidiaries of Amcor plc.

    Insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, United States, or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable notes or guarantees, respectively.

    Set forth below is the summarized financial information of the Obligor Groups 1, 2 and 3:

Basis of Preparation

    The following summarized financial information is presented for the parent, issuer, and guarantor subsidiaries ("Obligor Groups") on a combined basis after elimination of intercompany transactions between entities in each Obligor Group and amounts related to investments in any subsidiary that is a non-guarantor. This information is not intended to present the financial position or results of operations of the combined group of companies in accordance with U.S. GAAP.

Statement of Income for Obligor Groups
($ in millions)

For the year ended June 30, 2025	Obligor Group 1	Obligor Group 2	Obligor Group 3
Net sales - external	$1,104	$124	$1,104
Net sales - to subsidiaries outside the Obligor Group	11	—	11
Total net sales	$1,115	$124	$1,115

Gross profit	275	45	275

Net income (1)	$780	$1,126	$780

Net income attributable to non-controlling interests	—	—	—

Net income attributable to Obligor Group	$780	$1,126	$780
(1) Includes intercompany income from Amcor entities from outside each Obligor Group, mainly attributable to intercompany dividends and intercompany interest income.

Balance Sheet for Obligor Groups
($ in millions)

As of June 30, 2025	Obligor Group 1	Obligor Group 2	Obligor Group 3
Assets
Current assets - external	$2,620	$274	$2,620
Current assets - due from subsidiaries outside the Obligor Group	212	—	212
Total current assets	2,832	274	2,832
Non-current assets - external	3,187	1,784	3,187
Non-current assets - due from subsidiaries outside the Obligor Group	11,806	1,134	11,806
Total non-current assets	14,993	2,918	14,993
Total assets	$17,825	$3,192	$17,825
Liabilities
Current liabilities - external	$4,534	$2,478	$4,534
Current liabilities - due to subsidiaries outside the Obligor Group	1,069	1,034	35
Total current liabilities	5,603	3,512	4,569
Non-current liabilities - external	15,154	6,199	15,154
Non-current liabilities - due to subsidiaries outside the Obligor Group	7,060	669	7,060
Total non-current liabilities	22,214	6,868	22,214
Total liabilities	$27,817	$10,380	$26,783

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

    We believe that our cash flows provided by operating activities, together with borrowings available under our credit facilities and access to the commercial paper market, backstopped by our bank debt facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures, and other commitments, including dividends, into the foreseeable future.

Overview

	Year Ended June 30,
($ in millions)	2025	2024
Net cash provided by operating activities	$1,390	$1,321
Net cash used in investing activities	(2,102)	(476)
Net cash (used in)/provided by financing activities	910	(857)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities increased by $69 million in fiscal year 2025, compared to fiscal year 2024. The increase in cash flow is primarily driven by lower working capital outflows in the current period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $1,626 million in fiscal year 2025, compared to fiscal year 2024. The change is primarily driven by cash outflow resulting from the repayment of debt upon consummation of the merger with Berry partially offset by the proceeds received from the sale of Bericap in the current period.

    Net Cash Provided by (Used in) Financing Activities

    Net cash provided by (used in) financing activities changed by $1,767 million in fiscal year 2025, compared to fiscal year 2024. The change is primarily driven by the issuance of $2.2 billion in senior notes and an increase in the issuance of commercial paper in the current period related to the Berry Merger, partially offset by the repayment of senior notes in the current period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

    On August 5, 2024, we entered into an interest rate swap contract for a notional amount of $500 million, which was subsequently downsized to $400 million notional on November 4, 2024. Under the terms of the contract, we paid a fixed rate of interest of 4.30% and received a variable rate of interest, based on compound overnight SOFR, effective from August 12, 2024, through June 30, 2025, with monthly settlements commencing on September 1, 2024. The interest rate swap contract economically hedged the SOFR component of our forecasted commercial paper issuances.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness incurred outside the guarantor group as well as the secured indebtedness we can incur to an aggregate of 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenant of the bank debt facility requires us to maintain a leverage ratio not higher than 3.9 times, stepping up to 4.25 times for the twelve consecutive calendar months following the consummation of an acquisition with aggregate consideration in excess of $375 million. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of June 30, 2025, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt at each of June 30, 2025 and June 30, 2024 was $13.3 billion and $6.1 billion, respectively.

Debt Facilities and Refinancing

    As of June 30, 2025, the revolving senior bank debt facility had an aggregate limit of $3.75 billion, of which $1.70 billion had been drawn, resulting in an undrawn credit facility available of $2.05 billion. Our senior facility is available to fund working capital, growth capital expenditures, and refinancing obligations. Subject to certain conditions, we can request the total commitment level to be increased by up to $1.0 billion. For further information, refer to Note 14, "Debt."

    In connection with the Merger (refer to Note 4, "Acquisitions and Divestitures"), we entered into a commitment letter with lending institutions, dated as of November 19, 2024, to provide a 364-day senior unsecured bridge loan facility (the "Bridge Facility") in an aggregate principal amount of up to $3.0 billion to fund the repayment of certain outstanding debt of Berry upon the closing of the Merger, and the payment of fees and expenses related to the Merger. We paid a commitment fee of $11 million on the Bridge Facility in the three months ended December 31, 2024. On February 13, 2025, we voluntarily reduced the commitments under the Bridge Facility by $800 million to an aggregate principal amount of $2.2 billion. On March 17, 2025, following the issuance of Notes (as defined above), the commitment for the Bridge Facility was terminated.

Dividend Payments

    In fiscal years 2025, 2024, and 2023, we paid $845 million, $722 million, and $723 million, respectively, in dividends. The dividend per share has increased in each of the years, with the total amount paid declining in fiscal year 2024 due to repurchase of shares under announced share buyback programs.

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

Share Repurchases

    On February 7, 2023, our Board of Directors approved a $100 million buyback of ordinary shares and/or CHESS Depositary Instruments ("CDIs") in the following twelve months. On February 6, 2024, our Board of Directors extended the approval for the remaining $39 million of ordinary shares and CDIs of the $100 million buyback for twelve months. During the fiscal year ended June 30, 2025, no shares were repurchased under this program and the buyback authorization expired during the third quarter of fiscal year 2025.

    The shares repurchased as part of the above program were canceled upon repurchase.

    We had cash outflows of $47 million, $48 million, and $221 million for the purchase of our shares in the open market during fiscal years 2025, 2024, and 2023, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of June 30, 2025, 2024, and 2023, we held treasury shares at a cost of $6 million, $11 million, and $12 million, representing 0.5 million, 1 million, and 1 million shares, respectively.

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
•Employee benefit plan obligations: Refer to Note 13, “Defined Benefit Plans” of the notes to consolidated financial statements for additional information about our employee benefit plan obligations and the related timing of the expected payments.
•Capital expenditures: As of June 30, 2025, we have $159 million in committed capital expenditures for fiscal year 2026.
•Other purchase obligations: Amcor has other purchase obligations, including commitments to purchase a specified minimum amount of goods, inclusive of raw materials, utilities, and other. These obligations are legally binding and non-cancellable. Where we are unable to determine the periods in which these obligations could be payable under these contracts, we present the cash requirement in the earliest period in which the minimum obligation could be payable. The estimated future cash outlays are approximately $1.3 billion, $230 million, $210 million, $210 million, and $120 million in fiscal years 2026, 2027, 2028, 2029, and 2030, respectively.

Off-Balance Sheet Arrangements

    Other than as described under "Material Cash Requirements", we had no significant off-balance sheet contractual obligations or other commitments as of June 30, 2025.

Liquidity Risk and Outlook

    Liquidity risk arises from the possibility that we might encounter difficulty in settling our debts or otherwise meeting our obligations related to financial liabilities. We manage liquidity risk centrally and such management involves maintaining available funding and ensuring that we have access to an adequate amount of committed credit facilities. Due to the dynamic nature of our business, the aim is to maintain flexibility within our funding structure through the use of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. The following guidelines are used to manage our liquidity risk:

•maintaining undrawn committed liquidity that can be drawn at short notice to cover operational requirements;
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

    As of June 30, 2025, and 2024, an aggregate principal amount of $1.7 billion and $1.4 billion, respectively, was drawn under commercial paper programs. However, such programs are backstopped by committed bank syndicated loan facilities maturing in March 2030, with options to extend, under which we had $2.05 billion in unused capacity remaining as of June 30, 2025.

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

Business Combinations

    We record business combinations resulting in the consolidation of an enterprise using the purchase method of accounting. We recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of the consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions, especially with respect to intangible assets.

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

    In addition, deferred tax assets and liabilities, uncertain tax positions and related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based on facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period.

    We account for costs to exit or restructure certain activities of an acquired company separately from the business acquisition. A liability for costs associated with an exit or disposal activity is recognized and measured at fair value in the consolidated statement of income in the period in which the liability is incurred.

Pensions

    The majority of our principal defined benefit plans are closed to new entrants. The accounting for defined benefit pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet. A significant portion of our pension amounts relates to our defined benefit plans in the United States, Switzerland, United Kingdom, and Germany. The net periodic pension cost recorded in fiscal year 2025 was $32 million, compared to net periodic pension cost of $12 million in fiscal year 2024 and $11 million in fiscal year 2023. We expect our net periodic pension cost before the effect of income taxes for fiscal year 2026 to be approximately $18 million.

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

    We review annually the discount rates used to calculate the present value of pension plan liabilities. The discount rates used at each measurement date are determined based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indexes, data providers, and rating agencies. In countries where there is not a deep market for corporate bonds, we generally use a government bond approach to set the discount rate. Additionally, the expected long-term rates of return on plan assets is derived for each benefit plan by considering the expected future long-term return assumption for each individual asset class. A single long-term return assumption is then derived for each plan based on the plan's target asset allocation.

Pension Assumptions Sensitivity Analysis

    The following chart depicts the sensitivity of estimated fiscal year 2026 pension expense to incremental changes in the weighted-average discount rate and expected long-term rate of return on assets.

Discount Rate	Total Increase/(Decrease) to Net Periodic Pension Cost from Current Assumption	Rate of Return on Plan Assets	Total Increase/ (Decrease) to Net Periodic Pension Cost from Current Assumption
	(in $ millions)		(in $ millions)
+25 basis points	(1)	+25 basis points	(4)
4.65 percent (current assumption)	—	5.84 percent (current assumption)	—
-25 basis points	1	-25 basis points	4

Goodwill and Other Intangible Assets

    Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets. Goodwill is not amortized but is instead tested for impairment annually as of April 1 of each fiscal year, or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to a reporting unit, which we have defined as an operating segment, based on the relative fair value of the reporting unit at the time of each acquisition. At June 30, 2025, we have two reporting units which are our reportable segments, Global Flexible Packaging Solutions and Global Rigid Packaging Solutions.

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

    There have been no material changes in the risks described below, other than increased inflation and market volatility attributed to a variety of factors, including the Russia-Ukraine conflict, in the last three fiscal years.

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

    A hypothetical but reasonably possible increase of 1% in the floating rate on the relevant interest rate yield curve applicable to both derivative and non-derivative instruments denominated in U.S. dollars and Euros, the currencies with the largest interest rate sensitivity, outstanding as of June 30, 2025, would have resulted in an adverse impact on income before income taxes and equity in income/(loss) of affiliated companies of $24 million expense for the fiscal year ended June 30, 2025.

Foreign Exchange Risk

    We operate in over 40 countries across the world and, as a result, we are exposed to movements in foreign currency exchange rates.

    For the year ended June 30, 2025, a hypothetical but reasonably possible adverse change of 1% in the underlying average foreign currency exchange rate for the Euro would have resulted in an adverse impact on our net sales of $26 million.

    Economic and political events in Argentina expose us to heightened levels of foreign currency exchange risks. Although our functional currency in Argentina is the U.S. dollar, we have net assets and transactions in Argentina that are denominated in pesos. In fiscal year 2024, the new Argentine government devalued the Argentine peso by approximately 55% against the U.S. dollar which was the primary factor in our recognition of a $53 million loss on monetary balances in this fiscal year. In April 2025, the Argentine government lifted its capital controls over the Argentine peso to trade against the U.S. dollar which enables the Central Bank of Argentina to increase its reserves. The measures taken in April 2025 resulted in a devaluation of approximately 10% and have increased foreign exchange volatility while helping to reduce inflation in Argentina. As of June 30, 2025, a hypothetical but reasonably possible 10% devaluation of the Argentine peso against the U.S. dollar would have resulted in an adverse impact on our Argentine peso monetary assets of approximately $6 million. Our operations in Argentina represented approximately 2% of our consolidated net sales and annual adjusted earnings before interest and tax in fiscal year 2025.

    During both fiscal years 2025 and 2024, 51% of our net sales, respectively, were effectively generated in U.S. dollar functional currency entities. During fiscal year 2025 and 2024, 18% and 16%, respectively, of our net sales were generated in Euro functional currency entities with the remaining 31% and 33% of net sales, respectively, being generated in entities with functional currencies other than U.S. dollars and Euros. The impact of translating Euro and other non-U.S. dollar net sales and operating expenses into U.S. dollar for reporting purposes will vary depending on the movement of those currencies from period to period.

Raw Material and Commodity Price Risk

    The primary raw materials for our products are polymer resins and films, inks, solvents, adhesives, aluminum, linerboard, paper, and chemicals. We have market risk primarily in connection with the pricing of our products and are exposed to commodity price risk from a number of commodities and other raw materials and energy price risk.

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

    A hypothetical but reasonably possible 1% increase on average prices for polymer resins and films, inks, solvents, adhesives, aluminum, linerboard, paper and chemicals, not passed on to the customer by way of a price adjustment, would have resulted in an increase in cost of sales and hence an adverse impact on income before income taxes and equity in income/(loss) of affiliated companies of approximately $97 million for fiscal year 2025 before any contractual pass-through to selling price.

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

    We manage our credit risk from balances with financial institutions through our counterparty risk policy, which provides guidelines on setting limits to minimize the concentration of risks and therefore mitigating financial loss through potential counterparty failure and on dealing and settlement procedures. The investment of surplus funds is made only with approved counterparties and within credit limits assigned to each specific counterparty. Financial derivative instruments can only be entered into with high credit quality approved financial institutions. As of June 30, 2025, and 2024, we did not have a significant concentration of credit risk in relation to derivatives entered into in accordance with our hedging and risk management activities.

Item 8. - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amcor plc and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended June 30, 2025 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Berry Global Group, Inc. from its assessment of internal control over financial reporting as of June 30, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Berry Global Group, Inc. from our audit of internal control over financial reporting. Berry Global Group, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 36.0% and 10.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2025.

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

Acquisition of Berry Global Group, Inc. – Valuation of Customer Relationships

As described in Note 4 to the consolidated financial statements, on April 30, 2025, the Company completed the merger with Berry Global Group, Inc. (“Berry”) for purchase consideration of approximately $10.4 billion. Of the acquired intangible assets, approximately $5.5 billion were recorded relating to customer relationships. The preliminary fair value of customer relationships was determined by management using an income approach methodology, specifically the multi-period excess earnings method. Key assumptions used in estimating future cash flows included projected revenue growth rates, projected earnings before interest, taxes, depreciation and amortization (“EBITDA”), discount rates, and customer attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Berry is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, projected EBITDA, discount rates and customer attrition rates for customer relationships; and (iii) the audit effort involved, including the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reviewing the merger agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, projected EBITDA, discount rates, and customer attrition rates. Evaluating management’s assumptions related to projected revenue growth rates, projected EBITDA, discount rates, and customer attrition rates for customer relationships involved considering (i) the current and past performance of the Berry business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method, (ii) the reasonableness of discount rates and (iii) of the customer attrition rate assumptions for customer relationships.

/s/ PricewaterhouseCoopers AG
Zurich, Switzerland
August 15, 2025

We have served as the Company's auditor since 2019.

Amcor plc and Subsidiaries
Consolidated Statements of Income
($ in millions, except per share data)

For the years ended June 30,	2025	2024	2023
Net sales	$15,009	$13,640	$14,694
Cost of sales	(12,175)	(10,928)	(11,969)

Gross profit	2,834	2,712	2,725

Selling, general, and administrative expenses	(1,205)	(1,093)	(1,086)
Amortization of acquired intangible assets	(246)	(167)	(160)
Research and development expenses	(120)	(106)	(101)
Restructuring, transaction and integration expenses, net	(307)	(97)	104
Other income/(expenses), net	53	(35)	26

Operating income	1,009	1,214	1,508

Interest income	49	38	31
Interest expense	(396)	(348)	(290)
Other non-operating income/(expenses), net	(12)	3	2

Income before income taxes and equity in income/(loss) of affiliated companies	650	907	1,251

Income tax expense	(135)	(163)	(193)
Equity in income/(loss) of affiliated companies, net of tax	3	(4)	—

Net income	$518	$740	$1,058

Net income attributable to non-controlling interests	(7)	(10)	(10)

Net income attributable to Amcor plc	$511	$730	$1,048

Basic earnings per share	$0.321	$0.505	$0.709
Diluted earnings per share	$0.320	$0.505	$0.705
 See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in millions)

For the years ended June 30,	2025	2024	2023
Net income	$518	$740	$1,058
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	2	5	(1)
Foreign currency translation adjustments, net of tax (b)	21	(108)	69
Net investment hedge of foreign operations, net of tax (c)	(60)	—	—
Excluded components of fair value hedges	(8)	(10)	—
Pension, net of tax (c)	2	(45)	(50)
Other comprehensive income/(loss)	(43)	(158)	18
Total comprehensive income	475	582	1,076
Comprehensive income attributable to non-controlling interests	(7)	(10)	(10)
Comprehensive income attributable to Amcor plc	$468	$572	$1,066

(a) Tax benefit/(expense) related to cash flow hedges	$—	$(1)	$1
(b) Tax expense related to foreign currency translation adjustments	(5)	—	(1)
(c) Tax benefit related to net investment hedge of foreign operations	20	—	—
(d) Tax benefit/(expense) related to pension adjustments	$(1)	$12	$11
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Balance Sheets
($ in millions, except share and per share data)

As of June 30,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$827	$588
Trade receivables, net of allowance for credit losses of $34 and $24, respectively	3,426	1,846
Inventories, net
Raw materials and supplies	1,394	862
Work in process and finished goods	2,077	1,169
Prepaid expenses and other current assets	710	500
Total current assets	8,434	4,965
Non-current assets:
Property, plant, and equipment, net	8,202	3,763
Operating lease assets	1,116	567
Deferred tax assets	218	148
Other intangible assets, net	7,403	1,391
Goodwill	11,276	5,345
Employee benefit assets	60	34
Other non-current assets	357	311
Total non-current assets	28,632	11,559
Total assets	$37,066	$16,524
Liabilities
Current liabilities:
Current portion of long-term debt	$141	$12
Short-term debt	116	84
Trade payables	3,490	2,580
Accrued employee costs	619	399
Other current liabilities	2,621	1,186
Total current liabilities	6,987	4,261
Non-current liabilities:
Long-term debt, less current portion	13,841	6,603
Operating lease liabilities	910	488
Deferred tax liabilities	2,482	584
Employee benefit obligations	352	217
Other non-current liabilities	754	418
Total non-current liabilities	18,339	8,310
Total liabilities	$25,326	$12,571

Commitments and contingencies (See Note 20)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value):
Authorized (9,000 million shares)
Issued (2,305 and 1,445 million shares, respectively)	$23	$14
Additional paid-in capital	12,226	4,019
Retained earnings	548	879
Accumulated other comprehensive loss	(1,063)	(1,020)
Treasury shares (0 and 1 million shares, respectively)	(6)	(11)
Total Amcor plc shareholders' equity	11,728	3,881
Non-controlling interests	12	72
Total shareholders' equity	11,740	3,953
Total liabilities and shareholders' equity	$37,066	$16,524
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

For the years ended June 30,	2025	2024	2023
Cash flows from operating activities:
Net income	$518	$740	$1,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	722	595	586
Net periodic benefit cost	32	12	11
Amortization of debt discount and deferred financing costs	36	10	4
Net gain on disposal of property, plant, and equipment	(7)	(11)	(5)
Net gain on disposal of businesses	(8)	—	(220)
Equity in (income)/loss of affiliated companies	(3)	4	—
Net foreign exchange loss	9	27	28
Share-based compensation	74	32	54
Inventory step-up amortization	133	—	—
Other, net	60	(37)	5
Loss from highly inflationary accounting for Argentine subsidiaries	27	106	62
Deferred income taxes, net	(125)	(37)	(57)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	(228)	(43)	93
Inventories	—	95	248
Prepaid expenses and other current assets	(57)	(5)	(54)
Trade payables	220	(43)	(429)
Other current liabilities	15	(74)	21
Accrued employee costs	47	8	(84)
Employee benefit obligations	(47)	(39)	(25)
Other, net	(28)	(19)	(35)
Net cash provided by operating activities	1,390	1,321	1,261
Cash flows from investing activities:
Issuance of loans to affiliated companies and other	—	—	(1)
Investments in affiliated companies and other	—	(3)	(56)
Business acquisitions, net of cash acquired	(1,653)	(20)	(121)
Purchase of property, plant, and equipment, and other intangible assets	(580)	(492)	(526)
Proceeds from divestitures, net of cash divested	113	—	365
Proceeds from sales of property, plant, and equipment, and other intangible assets	18	39	30
Net cash used in investing activities	(2,102)	(476)	(309)
Cash flows from financing activities:
Proceeds from exercise of options	15	—	134
Purchase of treasury shares and tax withholdings for share-based incentive plans	(122)	(51)	(221)
Purchase of non-controlling interest	(2)	—	—
Proceeds from issuance of long-term debt	2,181	1,024	522
Repayment of long-term debt	(506)	(16)	(330)
Financing-related transaction fees	(11)	—	—
Net borrowing/(repayment) of commercial paper	228	(1,041)	94
Net repayment of short-term debt	(16)	(10)	(58)
Repayment of lease liabilities	(12)	(11)	(11)
Share buyback/cancellations	—	(30)	(432)
Dividends paid	(845)	(722)	(723)
Net cash (used in)/provided by financing activities	910	(857)	(1,025)

Effect of exchange rates on cash and cash equivalents	41	(89)	(88)

Net increase/(decrease) in cash and cash equivalents	239	(101)	(161)
Cash and cash equivalents balance at beginning of the fiscal year	588	689	850

Cash and cash equivalents balance at end of the fiscal year	$827	$588	$689
See accompanying notes to consolidated financial statements, including Note 23, "Supplemental Cash Flow Information." Cash and cash equivalents at the beginning of fiscal year 2023 include cash and cash equivalents classified as held for sale.

Amcor plc and Subsidiaries
Consolidated Statements of Equity
($ in millions, except per share data)

	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of June 30, 2022	$15	$4,431	$534	$(880)	$(18)	$59	$4,141

Net income			1,048			10	1,058
Other comprehensive income				18		—	18
Share buyback/cancellations	(1)	(431)					(432)
Dividends declared ($0.4875 per share)			(717)			(6)	(723)
Options exercised and shares vested		(93)			227		134
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		60					60
Purchase of treasury shares					(221)		(221)
Share-based compensation expense		54					54
Change in non-controlling interests		—	—			1	1
Balance as of June 30, 2023	14	4,021	865	(862)	(12)	64	4,090

Net income			730			10	740
Other comprehensive loss				(158)		—	(158)
Share buyback/cancellations	—	(30)					(30)
Dividends declared ($0.4975 per share)			(716)			(6)	(722)
Shares vested and related tax withholdings		(52)			49		(3)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		48					48
Purchase of treasury shares					(48)		(48)
Share-based compensation expense		32					32
Change in non-controlling interests			—			4	4
Balance as of June 30, 2024	14	4,019	879	(1,020)	(11)	72	3,953

Net income			511			7	518
Other comprehensive loss				(43)		—	(43)
Dividends declared ($0.5075 per share)			(842)			(3)	(845)
Options exercised and shares vested, and related tax withholdings		(112)			52		(60)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		47					47
Purchase of treasury shares					(47)		(47)
Share-based compensation expense		74					74
Change in non-controlling interests						(69)	(69)
Acquisition of Berry Global Group, Inc.	9	8,198				5	8,212
Balance as of June 30, 2025	$23	$12,226	$548	$(1,063)	$(6)	$12	$11,740
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Business Description

    Amcor plc ("Amcor" or the "Company") is a public limited company incorporated under the Laws of the Bailiwick of Jersey. The Company's history dates back more than 150 years, with origins in both Australia and the United States of America. On April 30, 2025, the Company completed its acquisition (the "Merger") of Berry Global Group, Inc ("Berry"). The combination of Amcor and Berry has created a global packaging leader that employs approximately 77,000 individuals and has more than 400 manufacturing facilities in more than 40 countries. See Note 4, "Acquisitions and Divestitures" for more information on the Berry acquisition.

    Today, we are the global leader in developing and producing responsible consumer packaging and dispensing solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enables us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons and closures that are more sustainable, functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future.

    The Company's business activities are organized around two reportable segments, Global Flexible Packaging Solutions and Global Rigid Packaging Solutions. The Company has a globally diverse operating footprint, selling to customers in Europe, North America, Latin America, Africa, the Middle East, and the Asia Pacific regions. The Company's sales are widely diversified, with the majority of sales made to nutrition, health, beauty and wellness categories which include food, beverage, pharmaceutical, medical device, home and personal care, and other consumer goods. All markets are considered to be highly competitive as to price, innovation, quality, and service.

Note 2 - Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, for which the Company has a controlling financial interest. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain amounts in the Company's notes to consolidated financial statements may not add up or recalculate due to rounding. The Company has certain U.S. and foreign subsidiaries that report on a 5-4-4 calendar or 52-week fiscal year, all of which were acquired as part of the Berry Merger completed on April 30, 2025, and which the Company consolidates into its respective fiscal period. The difference in period end for these foreign and U.S. subsidiaries has been determined to not be material.

    The Company reclassified prior year comparatives in the consolidated statements of income to conform to the current year's presentation which provides a standalone line item for the amortization expense on the Company's intangible assets.

Business Combinations: The Company uses the acquisition method of accounting, which requires separate recognition of assets acquired and liabilities assumed from goodwill, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the fair value of any non-controlling interests in the acquiree over the net of the acquisition date fair values of the assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company has the ability to record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but the Company's estimates and assumptions are inherently uncertain and subject to modification. After the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of income. Acquisition related costs and any related restructuring costs are expensed as incurred.

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

Translation of Foreign Currencies: The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries is generally the local currency of each entity. Transactions in currencies other than the functional currency of the entity are recorded at the exchange rates prevailing at the transaction date. Monetary assets and liabilities in currencies other than the entity’s functional currency are remeasured at the exchange rates as of the balance sheet date to the entity’s functional currency. Foreign currency transaction gains and losses are recorded in other income/(expenses), net in the consolidated statements of income. These foreign currency transaction net gains or net losses, not including losses on monetary balances in Argentina, amounted to a net loss of $6 million, $10 million, and $17 million during the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

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

Highly Inflationary Accounting: A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. As of July 1, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, the U.S. dollar replaced the Argentine peso as the functional currency for the Company's subsidiaries in Argentina. The impact of highly inflationary accounting on monetary balances was a loss of $16 million, $53 million, and $24 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively, in the consolidated statements of income.

Revenue Recognition: The Company generates revenue primarily by providing its customers with flexible and rigid packaging solutions, serving a variety of markets including food, beverage, consumer products, and healthcare end markets. The Company enters into a variety of agreements with customers, including quality agreements, pricing agreements, and master supply agreements, which outline the terms under which the Company does business with a specific customer. The Company also sells to some customers solely based on purchase orders. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement. All revenue recognized in the consolidated statements of income is considered to be revenue from contracts with customers.

    The Company typically satisfies the obligation to provide packaging to customers at a point in time upon shipment when control is transferred to customers. Revenue is recognized net of allowances for returns and customer claims and any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company does not have any material contract assets or contract liabilities. The Company disaggregates revenue based on major product lines. Disaggregation of revenue is presented in Note 21, "Segments."

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

Cash, Cash Equivalents, and Restricted Cash: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents include demand deposits that can be readily liquidated without penalty at the Company’s option. Cash equivalents are carried at cost which approximates fair market value. The Company had immaterial amounts of restricted cash as of June 30, 2025, and 2024.

Trade Receivables, net of allowance for credit losses ("Trade accounts receivable, net"): Trade accounts receivable, net, are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is estimated based on the current expected credit loss model ("CECL") and it incorporates information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When determining the collectability of specific customer accounts, several factors are evaluated, including customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for credit losses. Changes in allowance for doubtful accounts were not material for fiscal years ended June 30, 2025, 2024, and 2023.

    The Company enters into customer-based supply-chain financing programs from time to time to sell trade receivables to third-party financial institutions. Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. Agreements that allow the Company to maintain effective control over the transferred receivables and which do not qualify as a true sale are accounted for as secured borrowings and recorded on the consolidated balance sheets within trade receivables, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of income primarily as a reduction of net sales. The Company did not factor any material trade receivables in fiscal years 2025 and 2024 which did not qualify as true sales of the receivables.

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

Leasehold land	Over lease term
Land improvements	Up to 50 years
Buildings	Up to 50 years
Machinery and equipment	Up to 25 years
Finance leases	Lease term or 5 to 25 years

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

    Impairments of long-lived assets recognized in the consolidated statements of income, excluding assets held for sale, were as follows:

	Years ended June 30,
($ in millions)	2025	2024	2023
Restructuring, transaction and integration expenses, net	8	12	18
Total impairment losses recognized in the consolidated statements of income	$8	$12	$18

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

    In fiscal year 2025, the Company performed qualitative impairment tests for its reporting units to determine whether or not indicators of impairment existed. The Company evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, competitive environment, results of prior impairment tests, operational stability, the overall financial performance of our reporting units and the impacts of discount rates. As a result of the qualitative assessment, no indicators of impairment were identified and the Company concluded that goodwill was not impaired.

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

Employee Benefit Plans: The Company sponsors various defined contribution plans to which it makes contributions on behalf of employees. The expense under such plans was $98 million, $91 million, and $87 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

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

    The Company recognizes the funded status of each defined benefit pension plan in the consolidated balance sheets. Each overfunded plan is recognized as an asset in employee benefit assets and each underfunded plan is recognized as a liability in employee benefit obligations. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. Accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. The service costs related to defined benefits are included in operating income. The other components of net benefit cost other than service cost are recorded within other non-operating income/(expenses), net in the consolidated statements of income.

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

Share-based Compensation: The Company has a variety of equity incentive plans. For employee awards with a service or market condition, compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. For awards with a performance condition, the Company reassesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment. The Company also has immaterial cash-settled share-based compensation plans which are accounted for as liabilities. Such share-based awards are remeasured to fair value at each reporting date. The Company estimates forfeitures based on employee level, time remaining to vest, and historical forfeiture experience. In connection with the Berry Merger, the Company assumed replacement equity awards, including restricted stock units and the outstanding and unexercised options to purchase Berry common stock, and converted them into share-based awards for ordinary shares of Amcor. See Note 18, "Share-based Compensation."

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

Note 3 - New Accounting Guidance

Recently Adopted Accounting Standards

    In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04 that adds certain disclosure requirements for entities that use supplier finance programs in connection with the purchase of goods and services. The Company adopted the disclosure requirements in ASU 2022-04 on July 1, 2023, except for the amendment on roll forward information, which the Company adopted in fiscal year 2025. See Note 7, "Supply Chain Financing Arrangements."

    In November 2023, the FASB issued ASU 2023-07 that adds new reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit or loss. The ASU becomes effective for the Company beginning with its fiscal year ending June 30, 2025, and interim periods beginning with the first quarter of fiscal year 2026. The Company adopted ASU 2023-07 in fiscal year 2025 and the adoption impacted our financial disclosures only. See Note 21, "Segments."

Accounting Standards Not Yet Adopted

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

Note 4 - Acquisitions and Divestitures

Acquisitions

Year ended June 30, 2025

    On November 19, 2024, Amcor plc, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Berry Global Group, Inc., a Delaware corporation (“Berry”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

    On April 30, 2025, the Company completed the Merger with Berry, a global leader in innovative packaging solutions based in the United States, acquiring 100 percent of their equity. Pursuant to the Merger Agreement, the purchase consideration of $10.4 billion, was based on the conversion of each outstanding share of Berry common stock issued (excluding shares held by Berry as treasury stock immediately prior to Merger) to 7.25 Amcor ordinary shares (and, if applicable, cash in lieu of fractional shares), fair value of converted vested Berry share-based awards at closing, fair value of converted unvested share-based awards attributable to pre-combination service, and debt required to be paid off at transaction close. In addition to the purchase consideration below, approximately $5.2 billion of debt was assumed by Amcor. The purchase price excludes transaction costs of $169 million incurred in the period ended June 30, 2025, which were expensed as incurred.

The following table summarizes the fair value of consideration exchanged:

($ in millions, except price per share)
Berry shares outstanding at April 30, 2025 (in millions)	117
Share Exchange Ratio	7.25
Price per Share (Based on Amcor’s closing share price on April 30, 2025)	$9.33
Total equity consideration issued to legacy Berry shareholders	$7,897
Issuance of replacement equity awards	$310
Repayment of outstanding Berry indebtedness upon consummation of Merger	$2,190
Total consideration	$10,397

    In connection with the Merger, outstanding Berry share-based compensation awards, including restricted stock unit (RSU) and performance share unit (PSU) awards were replaced with Amcor RSU and options awards with generally the same terms and conditions as the original awards subject to the terms of the Merger Agreement. Outstanding short-term Berry options were deemed fully vested at the close of the transaction and unvested options were converted into Amcor option awards with generally the same terms and conditions as the original awards subject to the terms of the Merger Agreement. The Merger consideration includes $310 million related to Berry awards that were settled or replaced in connection with the acquisition. Compensation expense of $27 million was recognized immediately post-acquisition and $31 million of compensation expense will be recognized over the remaining service period of up to three years.

    The Merger with Berry positions the Company as a global leader in consumer packaging with a comprehensive global footprint in flexible and rigid packaging solutions and greater scale in key regions of North America, Latin America, Asia Pacific and Europe, along with industry-leading research and development capabilities. The merger with Berry contributed $1,591 million in net sales and a $137 million net loss, which includes amortization of the step-up to fair value of inventory as well as intangible amortization to the Company's consolidated fiscal year 2025 results from the April 30, 2025 acquisition date.

    The Merger with Berry was accounted for as a business combination in accordance with ASC 805, "Business Combinations," with Amcor management determining that Amcor is the accounting acquirer in the Merger. The purchase consideration was required to be allocated to the estimated fair values of identifiable assets acquired and liabilities assumed in the transaction. The following is a summary of the preliminary allocation of the purchase price:

($ in millions)	Preliminary acquisition-date fair values
Cash and cash equivalents	$555
Trade receivables	1,313
Inventories	1,543
Prepaid expenses and other current assets	159
Property, plant, and equipment	4,310
Operating lease assets	589
Deferred tax assets	39
Other intangible assets	6,231
Employee benefit assets	31
Other non-current assets	19
Total identifiable assets acquired	$14,789

Current portion of long-term debt	$859
Short term debt	1
Trade payables	624
Accrued employee costs	156
Other current liabilities	990
Non-current operating lease liabilities	474
Long-term debt, less current portion	4,362
Deferred tax liabilities	2,022
Employee benefit obligations	154
Other non-current liabilities	604
Total liabilities assumed	$10,246
Net identifiable assets acquired	4,543
Fair value of non-controlling interest	(5)
Goodwill	5,859
Net assets acquired	$10,397

    The following table details the preliminary identifiable intangible assets acquired from Berry, their fair values and estimated useful lives:

($ in millions)	Fair Value ($ in millions)	Weighted-average Estimated Useful Life (Years)
Customer relationships	$5,495	12
Technology	326	8
Other	410	10
Total other intangible assets	$6,231

    The initial purchase price allocation is preliminary in nature and subject to adjustments, which could be material. The Company is still evaluating the fair value of acquired property, plant and equipment, intangible assets, certain income tax related items and non-controlling interest in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. Any necessary adjustments will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price resulted in $1,657 million of goodwill for the Global Flexibles Packaging Solutions Segment and $4,202 million of goodwill for the Global Rigid Packaging Solutions Segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies.

    The fair value measurement of tangible and intangible assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals and market comparables. The preliminary fair value of customer relationships was determined using an income approach methodology, specifically the multi-period excess earnings method. Key assumptions used in estimating future cash flows included revenue growth rates, long-term growth rates, projected earnings before interest, tax, depreciation and amortization ("EBITDA"), income tax rates, discount rates, and customer attrition rates.

    The following unaudited pro forma information has been prepared as if the Merger of Berry had occurred as of July 1, 2023. The unaudited pro forma information combines the historical results of Amcor and Berry.

	Years ended June 30,
($ in millions)	2025	2024
Net sales	$23,242	$23,321
Net income attributable to Amcor plc	$843	$669

Pro forma adjustments to income from continuing operations attributable to Amcor plc include the following:

•interest expense for acquisition financing and the amortization of the fair value adjustment to debt assumed;
•preliminary acquisition accounting adjustments, including amortization expense from the preliminary fair value adjustments to acquired intangible assets and purchase accounting related inventory effects;
•incremental share-based compensation expense associated with the Merger;
•transaction expenses associated with the Merger; and
•the associated tax related impacts of adjustments.

    The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the periods presented, nor is it intended to be a projection of future results. For example, the pro forma results do not include the expected synergies from the transactions, nor the related costs to achieve.

Year ended June 30, 2024

    On September 27, 2023, the Company completed the acquisition of a small manufacturer of flexible packaging for food, home care, and personal care applications in India for a purchase consideration of $14 million plus the assumption of debt of $10 million. The acquisition is part of the Company's Global Flexible Packaging Solutions reportable segment and resulted in the recognition of goodwill of $12 million. Goodwill is not deductible for tax purposes.

Year ended June 30, 2023

    On August 1, 2022, the Company completed the acquisition of 100% equity interest in a Czech Republic company that operates a world-class flexible packaging manufacturing plant. The purchase consideration of $59 million included a deferred portion of $5 million that was paid in the first quarter of fiscal year 2024. The acquisition is part of the Company's Global Flexible Packaging Solutions reportable segment and resulted in the recognition of acquired identifiable net assets of $36 million and goodwill of $23 million. Goodwill is not deductible for tax purposes.

    On March 17, 2023, the Company completed the acquisition of 100% equity interest in a medical device packaging manufacturing site in Shanghai, China. The purchase consideration of $61 million included contingent consideration of $20 million, to be earned and paid in cash over the three years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Global Flexible Packaging Solutions reportable segment and resulted in the recognition of acquired identifiable net assets of $21 million and goodwill of $40 million. Goodwill is not deductible for tax purposes.

    On May 31, 2023, the Company completed the acquisition of a New Zealand based leading manufacturer of state-of-the-art, automated protein packaging machines. The purchase consideration of $45 million was subject to customary post-closing adjustments. The consideration included contingent consideration of $13 million, to be earned and paid in cash over the two years following the acquisition date, subject to meeting certain performance targets. The acquisition is part of the Company's Global Flexible Packaging Solutions reportable segment and resulted in the recognition of acquired identifiable net assets of $21 million and goodwill of $24 million. Goodwill is deductible for tax purposes.

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

Divestitures

Year ended June 30, 2025

    On November 25, 2024, the Company completed the sale of a non-core business in France in the Global Flexible Packaging Solutions reportable segment, recording a pre-tax net loss on sale of $7 million which includes a $4 million impairment charge recorded in the first quarter of fiscal year 2025. The loss has been recorded as Other income/(expenses), net, within the consolidated statements of income.

    On December 27, 2024, the Company completed the sale of its 50% equity interest in the Bericap North America closures business ("Bericap"), which was fully consolidated under the Global Rigid Packaging Solutions reportable segment, for cash consideration of $123 million. The sale resulted in a pre-tax net gain of $15 million which was recorded as Other income/(expenses), net, within the consolidated statements of income. The proceeds from the sale were used to reduce the Company's debt.

Year ended June 30, 2023

    On December 23, 2022, the Company completed the sale of its three manufacturing facilities in Russia ("Russian business") after receiving all necessary regulatory approvals and cash proceeds, including receipt of closing cash balances. The sale followed the Company’s previously announced plan to pursue the orderly sale of its Russian business. The total net cash consideration received, excluding disposed cash and items settled net, was $365 million and resulted in a pre-tax net gain of $215 million. The carrying value of the Russian business had previously been impaired by $90 million in the quarter ended June 30, 2022. The impairment charge was based on the Company's best estimate of the fair value of its Russian business, which considered the wide range of indicative bids received and uncertain regulatory environment. The net pre-tax gain on disposal of the Russian business was recorded as restructuring, transaction and integration expenses, net within the consolidated statements of income. The Russian business had a net carrying value of $252 million, including allocated goodwill of $46 million and accumulated other comprehensive losses of $73 million, primarily attributed to foreign currency translation adjustments.

Note 5 - Restructuring, Transaction, and Integration Expenses, Net

    Restructuring, transaction and integration expenses, net as reported on the consolidated statements of income are summarized as follows:

	Years ended June 30,
($ in millions)	2025	2024	2023
Gain on disposal of Russian business, net	$—	$—	$215
Restructuring and other related expenses, net	(64)	(97)	(111)
Transaction and integration costs	(202)	—	—
Accelerated merger-related compensation	(41)	—	—
Restructuring, transaction and integration expenses, net	$(307)	$(97)	$104

    A pre-tax net gain on disposal of the Company's Russian business of $215 million was recognized during fiscal year 2023. The carrying value of the Russian business had previously been impaired by $90 million in the fourth quarter of fiscal year 2022, following the Company's approved plan to sell its Russian business. For further information, refer to Note 4, "Acquisitions and Divestitures".

    Refer to Note 6, "Restructuring," for information on restructuring and other related expenses, net. Other asset impairment expenses in the last three fiscal years were not material and were primarily reported in restructuring and related expenses, net.

    Transaction and integration costs include advisory services, financing-related, legal, and other costs associated with the Merger. Refer to Note 4, "Acquisitions and Divestitures".

    Accelerated merger-related compensation primarily includes additional share-based compensation expense incurred in connection with the Merger. Refer to Note 18, "Share-based Compensation".

Note 6 - Restructuring

    Restructuring and related expenses, net were $64 million, $97 million, and $111 million, for the fiscal years ended June 30, 2025, 2024, and 2023, respectively. The net expenses related to restructuring activities have been presented on the consolidated statements of income as part of restructuring, transaction and integration expenses, net. The Company's restructuring activities for the fiscal years ended June 30, 2025, 2024, and 2023 were primarily comprised of restructuring activities related to the 2023 Restructuring Plan (as defined below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more information on its restructuring activities.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. As previously announced, the total Berry Plan pre-tax cash cost is estimated at $280 million, net, including restructuring activities and general integration expenses. The Berry Plan relates to both the Global Flexible Packaging Solutions and Global Rigid Packaging Solutions reportable segments and Corporate, and is expected to be completed by the end of fiscal year 2028.

    The Company incurred $14 million in restructuring activities in the fourth quarter of fiscal year 2025 associated with the Berry Plan, related to employee expenses in the Global Flexible Packaging Solutions reportable segment. The Company also incurred $33 million in integration activities in fiscal year 2025 in both the Global Flexible Packaging Solutions and Global Rigid Packaging Solutions reportable segments and Corporate. To date, the Berry Plan has resulted in approximately $3 million of restructuring cash outflows.

2023 Restructuring Plan

    On February 7, 2023, the Company announced that it would allocate approximately $110 million to $130 million of the sale proceeds from the Russian business to various cost saving initiatives to partly offset divested earnings from the Russian business (the "2023 Restructuring Plan" or the "Plan"). The expenditures associated with this Plan were completed as of June 30, 2025, with Plan cash and non-cash net expenses of $225 million, of which $104 million relates to employee related expenses, $33 million to fixed asset related expenses (net of gains on asset disposals), $57 million to other restructuring expenses, and $31 million to restructuring related expenses. The Plan has resulted in cumulative net cash outflows of approximately $114 million as of June 30, 2025, with total net cash expenditures of approximately $28 million remaining. The increase in net cash spend over the original Plan is primarily the result of a pause in asset sales included in the Plan given the Merger with Berry. The Plan included both the Global Flexible Packaging Solutions and Global Rigid Packaging Solutions reportable segments, with $199 million incurred in the Global Flexible Packaging Solutions Segment and $26 million incurred in the Global Rigid Packaging Solutions Segment.

    The restructuring related costs relate primarily to the closure of facilities and include startup and training costs after relocation of equipment, and other costs incidental to the Plan.

Other Restructuring Plans

    During fiscal year 2025, the Company recorded $6 million in restructuring and related expenses classified within Other Restructuring Plans of which $2 million related to employee related expenses, $1 million related to other restructuring expenses, and $3 million related to restructuring related expenses. During fiscal year 2024, the Company recorded $10 million in restructuring and related expenses classified within Other Restructuring Plans of which $1 million related to employee related expenses, $2 million to fixed asset related expenses, $3 million to other restructuring expenses, and $4 million to restructuring related expenses. During fiscal year 2023, the Company recorded $17 million in restructuring and related expenses classified within Other Restructuring Plans of which $3 million related to employee related expenses, $5 million to fixed asset related expenses, $5 million to other restructuring expenses, and $4 million to restructuring related expenses.

Consolidated Restructuring Plans

    The total expenses incurred from the beginning of the Company's Berry Plan, 2023 Restructuring Plan, and Other Restructuring Plans are as follows:

($ in millions)	Berry Plan	2023 Restructuring Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses, Net
Fiscal year 2023	—	94	17	111
Fiscal year 2024	—	87	10	97
Fiscal year 2025	14	44	6	64
Net expenses incurred	$14	$225	$33	$272
(1)Includes restructuring related costs of $10 million, $15 million and $6 million for fiscal years 2025, 2024 and 2023, respectively. In fiscal years 2025, 2024, and 2023, respectively, $43 million, $69 million and $86 million of restructuring and related expenses, net, were incurred in the Global Flexible Packaging Solutions reportable segment and $1 million, $18 million, and $8 million in the Global Rigid Packaging Solutions reportable segment.
(2)Includes restructuring related costs of $3 million, $4 million and $4 million in for fiscal years 2025, 2024, and 2023, respectively.

    An analysis of the restructuring expenses by type incurred follows:

	Years ended June 30,
($ in millions)	2025	2024	2023
Employee related expenses	$38	$18	$68
Fixed asset related expenses, net (1)	2	20	18
Other expenses	11	40	15
Total restructuring expenses, net	$51	$78	$101
(1)    Fiscal year includes a net gain on disposal of $2 million. Fiscal year 2024 includes a net gain on disposal of properties of $6 million.

    An analysis of the Company's restructuring plan liability, not including restructuring related liabilities, is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2022	$97	$3	$18	$118
Net charges to earnings	68	18	15	101
Cash (paid)/received, net	(42)	—	(13)	(55)
Non-cash and other	—	(18)	—	(18)
Foreign currency translation	3	—	1	4
Liability balance at June 30, 2023	126	3	21	150
Net charges to earnings	18	26	40	84
Additions through business acquisition	—	—	—	—
Cash paid	(61)	—	(42)	(103)
Non-cash and other	—	(26)	—	(26)
Foreign currency translation	(3)	—	—	(3)
Liability balance at June 30, 2024	80	3	19	102
Net charges to earnings	38	5	11	54
Additions through business acquisition	10	—	—	10
Cash paid	(34)	(4)	(25)	(63)
Non-cash and other	(2)	(4)	2	(4)
Foreign currency translation	5	—	1	6
Liability balance at June 30, 2025	$97	$—	$8	$105

    The table above includes liabilities arising from the 2023 Restructuring Plan, Berry Plan and Other Restructuring Plans. The majority of the accruals related to restructuring activities have been recorded on the consolidated balance sheets under other current liabilities.

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

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s consolidated balance sheets, and associated payments are included in operating activities within the Company’s consolidated statements of cash flows. The following table illustrates the activity and the outstanding payment obligations under the Company's programs.

($ in millions)	Total Payment Obligations
Liability balance at June 30, 2024	$1,051
Invoices confirmed during the year	2,372
Confirmed invoices paid during the year	(2,553)
Impact of foreign currency	31
Liability balance at June 30, 2025	$901

Note 8 - Equity Method and Other Investments

    As of June 30, 2025 and 2024, the Company has investments of $100 million and $87 million, respectively, in multiple equity and other investments. All of the investments are individually immaterial, with the Company's largest equity investment of $37 million and $38 million as of June 30, 2025 and 2024, respectively, in ePac Holdings, LLC ("ePac") representing an ownership of 21.1% and 21.5%, respectively. The Company's investment in ePac has been accounted for under the equity method since fiscal year 2023. All investments are included in other non-current assets in the Company's consolidated balance sheets. The Company accounts for its share in ePac's net result in equity in income/(loss) of affiliated companies, net of tax in the consolidated statements of income, with a three month lag due to the availability of financial information.

    The Company received no dividends from its equity method investments in the fiscal years ended June 30, 2025, 2024, and 2023.

Note 9 - Property, Plant, and Equipment, Net

    The components of property, plant, and equipment, net, were as follows:

($ in millions)	June 30, 2025	June 30, 2024
Land and land improvements	$590	$196
Buildings and improvements	2,414	1,424
Plant and equipment	9,735	6,358
Total property, plant, and equipment	12,739	7,978

Accumulated depreciation	(4,508)	(4,178)
Accumulated impairment	(29)	(37)

Total property, plant, and equipment, net	$8,202	$3,763

    Depreciation expense amounted to $453 million, $402 million, and $395 million for fiscal years 2025, 2024, and 2023, respectively. Amortization of assets under finance leases is included in depreciation expense.

Note 10 - Goodwill and Other Intangible Assets

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Global Flexible Packaging Solutions Segment	Global Rigid Packaging Solutions Segment	Total
Balance as of June 30, 2023	$4,391	$975	$5,366
Acquisitions and acquisition adjustments (1)	1	—	1
Disposals (1)	—	—	—
Foreign currency translation	(19)	(3)	(22)
Balance as of June 30, 2024	4,373	972	5,345
Acquisitions and acquisition adjustments (1)	1,657	4,202	5,859
Disposals (1)	(1)	(30)	(31)
Foreign currency translation	57	46	103
Balance as of June 30, 2025	$6,086	$5,190	$11,276
(1)    Acquisitions and acquisition adjustments and disposals are detailed in Note 4, "Acquisitions and Divestitures."

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,530	$(1,020)	$6,510
Computer software	316	(214)	102
Other	1,079	(288)	791
Total other intangible assets	$8,925	$(1,522)	$7,403

	June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$1,999	$(791)	$1,208
Computer software	272	(182)	90
Other (2)	334	(241)	93
Total other intangible assets	$2,605	$(1,214)	$1,391
(1)Accumulated amortization and impairment as of June 30, 2025, and 2024, included $39 million and $34 million, respectively, of accumulated impairment in the Other category. In addition, June 30, 2025, and 2024 included $13 million and $5 million, respectively, of accumulated impairment in the Computer software category.
(2)As of June 30, 2024, Other included $17 million of acquired intellectual property assets not yet being amortized as the related R&D projects have not yet been completed.

    Amortization expenses for intangible assets were $263 million, $181 million, and $174 million during the fiscal years 2025, 2024, and 2023, respectively. Amortization expense on intangible assets acquired in business combinations is recorded within amortization of acquired intangible assets in the consolidated statements of the income. The remaining amortization is recorded within selling, general, and administrative expenses in the consolidated statements of income. During the fiscal year 2025, the Company recorded an impairment charge of $7 million in the Computer software category. In fiscal years 2024 and 2023 there were no impairment charges recorded on intangible assets.

    Estimated future amortization expense for intangible assets is as follows:

($ in millions)	Amortization
Fiscal year 2026	$705
Fiscal year 2027	689
Fiscal year 2028	687
Fiscal year 2029	681
Fiscal year 2030	676

Note 11 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. At June 30, 2025, and 2024, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding the fair value of designated receive-fixed, pay-variable rate swaps) were as follows:

	June 30, 2025		June 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper (1) and finance leases)	$12,174	$12,213	$5,141	$4,973
(1)On June 30, 2025, the Company' interest rate swap contracts outstanding for a total notional amount of commercial paper of $400 million matured. These contracts were considered to be economic hedges and the related $1.7 billion notional amount of commercial paper was also excluded from the total long-term debt.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	6	—	6
Total assets measured at fair value	$—	$7	$—	$7

Liabilities
Contingent purchase consideration liabilities	$—	$—	$20	$20
Commodity contracts	—	3	—	3
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	63	—	63
Cross currency swaps	—	497	—	497
Total liabilities measured at fair value	$—	$568	$20	$588

	June 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$2	$—	$2
Forward exchange contracts	$—	$2	$—	$2
Total assets measured at fair value	$—	$4	$—	$4

Liabilities
Contingent purchase consideration liabilities	$—	$—	$36	$36
Commodity contracts	—	1	—	1
Forward exchange contracts	—	4	—	4
Interest rate swaps	—	92	—	92
Cross currency swaps	—	16	—	16
Total liabilities measured at fair value	$—	$113	$36	$149

    The fair value of the commodity contracts was determined using a discounted cash flow analysis based on the terms of the contracts and observed market forward prices discounted at a currency specific rate. Forward exchange contract fair values were determined based on quoted prices for similar assets and liabilities in active markets using inputs such as currency rates and forward points. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates. The fair value of the cross currency swaps was determined using a discounted cash flow method based on market-observed currency rates, forward points, and swap yield curves, adjusted for current interest rates in the respective currencies.

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of June 30, 2025, the Company had contingent purchase consideration liabilities of $20 million, consisting of $8 million of contingent purchase consideration predominantly relating to fiscal year 2023 acquisitions (refer to Note 5, "Acquisitions and Divestitures") and a $12 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the consolidated balance sheets.

    The following table sets forth a summary of changes in the value of the Company's Level 3 financial liabilities:

	June 30,
($ in millions)	2025	2024
Fair value at the beginning of the year	$36	$46
Additions due to acquisitions	—	1
Change in fair value of Level 3 liabilities	(2)	(9)
Payments	(16)	(2)
Foreign currency translation	2	—
Fair value at the end of the year	$20	$36

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

    During the fiscal year ended June 30, 2025, the Company recorded an impairment charge of $4 million within the Global Flexible Packaging Solutions reportable segment, to adjust the carrying value of the net assets of $11 million that were held for sale to their estimated fair value less cost to sell. The Company completed the sale of these non-core assets in the three months ended December 31, 2024. Refer to Note 4, "Acquisitions and Disposals". During the fiscal years ended June 30, 2025 and June 30, 2024, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill.

    Refer to Note 4, "Acquisitions and Divestitures" for further information about the preliminary estimated acquisition date fair values of the identifiable assets acquired and liabilities assumed in the Merger.

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

    On August 5, 2024, the Company entered into an interest rate swap contract for a notional amount of $500 million, which was subsequently downsized to $400 million notional on November 4, 2024. Under the terms of the contract, the Company pays a fixed rate of interest of 4.30% and receives a variable rate of interest, based on compound overnight Secured Overnight Financing Rate ("SOFR"), effective from August 12, 2024, through June 30, 2025, with monthly settlements commencing on September 1, 2024. The interest rate swap contract serves as an economic hedge of the SOFR component of the Company's commercial paper issuances. As of June 30, 2025, this $400 million receive-variable/pay-fixed swap matured, and the Company had no other receive-variable/pay-fixed interest rate swaps outstanding. As of June 30, 2024, the Company had no receive-variable/pay-fixed interest rate swaps outstanding. The Company did not apply hedge accounting on these economic hedging instruments.

    As of June 30, 2025, and 2024, the total notional amount of the Company's receive-fixed, pay-variable interest rate swaps was $650 million.

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

    As of June 30, 2025, and 2024, the notional amount of the outstanding forward contracts was $0.6 billion.

    In May 2024, the Company entered into cross currency swap contracts for a total notional amount of $500 million. Under the terms of the contracts, the Company U.S. dollar swapped the notional and periodic interest payments to Swiss francs to manage foreign currency risk. The Company receives a fixed U.S. dollar rate of interest of 5.450% and pays a fixed weighted-average Swiss franc rate of interest of 2.218%. The Company has designated these cross currency swap contracts as a fair value hedge of its $500 million notes and recognizes the components excluded from the hedging relationship in accumulated other comprehensive loss ("AOCI") and reclassifies into earnings through the accrual of the periodic interest settlements on the swaps.

    Upon completion of the Merger, the Company assumed legacy Berry cross currency swaps. At acquisition date, certain of these swaps were designated as net investment hedges of both euro and pound sterling foreign operations. The Company designated notional amounts of €925 million and £700 million (pound sterling) swaps as net investment hedges, with the effective movements in fair value of the swaps being recognized in AOCI. In addition, the Company had an outstanding long-term debt of €375 million that was designated as a hedge of the Company's net investment in certain euro-denominated foreign subsidiaries. The Company also assumed an additional notional amount of €700 million cross currency swaps as a result of the Merger which are used as an economic hedge to certain foreign intercompany loans. The swaps all mature on June 15, 2026.

    At June 30, 2025 and 2024, the Company had cross currency swaps with a notional amount of $3.0 billion and $500 million, respectively, outstanding.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	June 30, 2025	June 30, 2024
Commodity	Volume	Volume
Aluminum	29,354 tons	10,673 tons
PET resin	5,840,909 lbs.	27,916,666 lbs.

    The following table provides the location of derivative instruments in the consolidated balance sheets:

($ in millions)	Balance Sheet Location	June 30, 2025	June 30, 2024
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$1	$2
Forward exchange contracts	Other current assets	6	2
Total current derivative contracts		7	4
Total non-current derivative contracts		—	—
Total derivative asset contracts		$7	$4

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$3	$1
Forward exchange contracts	Other current liabilities	4	3
Derivatives in net investment hedge relationships:
Cross currency swaps	Other current liabilities	294	—
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	1	1
Cross currency swaps	Other current liabilities	114	—
Total current derivative contracts		416	5
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	63	92
Cross currency swaps	Other non-current liabilities	89	16
Total non-current derivative contracts		152	108
Total derivative liability contracts		$568	$113

    Certain derivative financial instruments are subject to netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Years ended June 30,
($ in millions)		2025	2024	2023
Derivatives in cash flow hedging relationships:
Commodity contracts	Cost of sales	$1	$(2)	$2
Forward exchange contracts	Net sales	1	1	(2)
Treasury locks	Interest expense	(3)	(3)	(3)
Total		$(1)	$(4)	$(3)

	Location of Gain / (Loss) Recognized in the Consolidated Income Statements	Gain / (Loss) Recognized in Income for Derivatives not Designated as Hedging Instruments
		Years ended June 30,
($ in millions)		2025	2024	2023
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other income/(expenses), net	$(2)	$15	$(7)
Interest rate swaps	Other income/(expenses), net	—	(16)	16
Cross currency swaps	Other income/(expenses), net	(22)	—	—
Total		$(24)	$(1)	$9

	Location of Gain / (Loss) Recognized in the Consolidated Income Statements	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Years ended June 30,
($ in millions)		2025	2024	2023
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest expense	$29	$4	$(27)
Cross currency swaps (1)	Interest expense	16	2	—
Cross currency swaps	Other income/(expenses), net	(55)	(8)	—
Total		$(10)	$(2)	$(27)
(1)Represents the gains for amounts excluded from the effectiveness testing.

    The changes in AOCI for effective derivatives were as follows:

	Years ended June 30,
($ in millions)	2025	2024	2023
Amounts reclassified into earnings:
Commodity contracts	$(1)	$2	$(2)
Forward exchange contracts	(1)	(1)	2
Treasury locks	3	3	3
Fair value gains / (losses):
Commodity contracts	2	1	(2)
Forward exchange contracts	(2)	1	(3)
Cross currency swaps	(75)	(10)	—
Tax effect	17	(1)	1
Total	$(57)	$(5)	$(1)

Note 13 - Defined Benefit Plans

    The Company sponsors both funded and unfunded defined benefit pension plans that include statutory and mandated benefit provision in various countries as well as voluntary plans. Voluntary plans are generally closed to new joiners. The Company’s principal defined benefit plans are in the United States, Switzerland, United Kingdom, and Germany. The United States plans are closed to new entrants and mostly closed to future accruals, and are funded. The Swiss principal plan is open to new entrants, and is funded. The United Kingdom benefit plans are closed to new entrants and mostly closed to future accruals, and are funded. The German principal plans are closed to new entrants and mostly closed to future accruals, and are unfunded.

    During the second quarter of fiscal year 2025, payments were made to certain eligible active and terminated vested participants, in one of the Company's closed principal funded defined benefit plans in the United States, who opted to receive a lump-sum payment. The settlement reduced both the projected benefit obligation and fair value of plan assets of the plan by $27 million and resulted in a non-cash settlement charge of approximately $2 million.

    During the fourth quarter of fiscal year 2025, the Company contracted with Fidelity & Guaranty Life Insurance Company on a retiree annuity purchase program and transferred $110 million of its pension plan assets and related benefit obligations related to two principal defined benefit plans in the United States. This transaction necessitated a remeasurement of the pension plan assets and obligations and resulted in a non-cash settlement charge of approximately $7 million.

    In July 2025, the Trustee of the Amcor Holding 2023 UK Pension Plan purchased bulk annuities with Rothesay Life Plc (“Rothesay”) to insure benefits for a subgroup of members’ within the plan. Benefits payable to all members are now covered by an insurance policy with Rothesay or by an insurance policy with Aviva (purchased in 2017). The bulk annuity contracts are held as assets of the relevant section of the Plan.

    Net periodic benefit cost for benefit plans includes the following components:

	Years ended June 30,
($ in millions)	2025	2024	2023
Service cost	$19	$18	$13
Interest cost	58	50	49
Expected return on plan assets	(61)	(57)	(55)
Amortization of net loss	7	3	2
Amortization of prior service credit	(3)	(4)	(3)
Curtailment credit	—	(1)	—
Settlement costs	12	3	5
Net periodic benefit cost	$32	$12	$11

    Changes in benefit obligations and plan assets were as follows:

($ in millions)	June 30, 2025	June 30, 2024
Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,227	$1,224
Service cost	19	18
Interest cost	58	50
Participant contributions	6	6
Actuarial (gain)/loss	(31)	19
Plan curtailments	—	(1)
Settlements	(157)	(19)
Benefits paid	(77)	(61)
Administrative expenses	(5)	(6)
Plan amendments	—	1
Acquisitions and divestitures	860	—
Foreign currency translation	88	(4)
Benefit obligation at the end of the year	$1,988	$1,227
Accumulated benefit obligation at the end of the year	$1,942	$1,191

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,033	$1,061
Actual return on plan assets	17	19
Employer contributions	51	36
Participant contributions	6	6
Benefits paid	(77)	(61)
Settlements	(157)	(19)
Administrative expenses	(5)	(6)
Acquisitions and divestitures	739	—
Other	—	(2)
Foreign currency translation	77	(1)
Fair value of plan assets at the end of the year	$1,684	$1,033
Funded status at the end of the year	$(304)	$(194)

    The Merger resulted in an increase of the net liability by $123 million at April 30, 2025, partially offset by a decrease of approximately $2 million relating to the divestiture of Bericap and a non-core business. Actuarial gains resulting in a decrease of the benefit obligation were primarily due to the increase in discount rates for most plans in the UK, US, and certain plans in the European Union. The weighted-average increase in discount rates for the Company's pension plans was 0.5% for the fiscal year ended June 30, 2025 and a weighted-average decrease of (0.1)% for the fiscal year ended June 30, 2024. Further liability assumption gains were caused by lower inflation assumptions in the United Kingdom, European Union, and Switzerland in fiscal year 2025.

    The following table provides information for defined benefit plans with a projected benefit obligation in excess of plan assets:

($ in millions)	June 30, 2025	June 30, 2024
Projected benefit obligation	$1,298	$808
Fair value of plan assets	934	580

    The following table provides information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

($ in millions)	June 30, 2025	June 30, 2024
Accumulated benefit obligation	$1,261	$786
Fair value of plan assets	920	574

    The following table provides information as to how the funded status is recognized in the consolidated balance sheets:

($ in millions)	June 30, 2025	June 30, 2024
Non-current assets - Employee benefit assets	$60	$34
Current liabilities - Other current liabilities	(12)	(11)
Non-current liabilities - Employee benefit obligations	(352)	(217)
Funded status	$(304)	$(194)

    Amounts recognized in other comprehensive (income)/loss are as follows:

	Years ended June 30,
($ in millions)	2025	2024	2023
Changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial loss occurring during the year	$12	$57	$65
Net prior service loss/(gain) occurring during the year	1	1	(4)
Amortization of actuarial loss	(7)	(3)	(2)
Gain recognized due to settlement/curtailment	(12)	(2)	(4)
Amortization of prior service credit	3	4	3
Foreign currency translation	—	—	3
Tax effect	1	(12)	(11)
Total recognized in other comprehensive (income)/loss	$(2)	$45	$50

    Amounts in AOCI that have not yet been recognized as net periodic benefit cost are as follows:

	June 30,
($ in millions)	2025	2024	2023
Net prior service credit	$(11)	$(13)	$(17)
Net actuarial loss	192	181	128
Accumulated other comprehensive loss at the end of the year	$181	$168	$111

    Weighted-average assumptions used to determine benefit obligations were:

	June 30,
	2025	2024	2023
Discount rate	4.7%	4.2%	4.3%
Rate of compensation increase	1.9%	1.9%	1.9%

    Weighted-average assumptions used to determine net periodic benefit cost were:

	Years ended June 30,
	2025	2024	2023
Discount rate	4.2%	4.3%	3.8%
Rate of compensation increase	1.9%	1.9%	2.3%
Expected long-term rate of return on plan assets	5.2%	5.5%	4.4%

    Where funded, the Company and, in some countries, the employees make cash contributions into the pension funds. In the case of unfunded plans, the Company is responsible for benefit payments as they fall due. Plan funding requirements are generally determined by local regulation and/or best practice and differ between countries. The local statutory funding positions are not necessarily consistent with the funded status disclosed on the consolidated balance sheets. For any funded plans in deficit (as measured under local country guidelines), the Company agrees with the trustees and plan fiduciaries to undertake suitable funding programs to provide additional contributions over time in accordance with local country requirements. Contributions to the Company's defined benefit pension plans, not including unfunded plans, are expected to be $61 million over the next fiscal year.

    The following benefit payments for the succeeding five fiscal years and thereafter, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)
2026	$123
2027	124
2028	126
2029	130
2030	133
2030-2034	679

    The ERISA Benefit Plan Committee in the United States, the Pension Plan Committee in Switzerland, and the Trustees of the pension plans in the United Kingdom establish investment policies, investment strategies, allocation strategies, and investment risk profiles for the Company's pension plan assets and are required to consult with the Company on changes to their investment policy. The German plans are unfunded and liability management is the responsibility of the Board of Directors of the sponsoring entities. A proportion of the German plan liabilities are indemnified under a Contractual Trust Agreement, which is administered by an independent third party. In developing the expected long-term rate of return on plan assets at each measurement date, the Company considers the plan assets' historical returns, asset allocations, and the anticipated future economic environment and long-term performance of the asset classes. While appropriate consideration is given to recent and historical investment performance, the assumption represents management's best estimate of the long-term prospective return.

    The pension plan assets measured at fair value were as follows:

	June 30, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$133	$124	$—	$257
Debt securities	365	256	103	724
Real estate	8	87	54	149
Insurance contracts	—	—	308	308
Cash and cash equivalents	187	17	—	204
Other	7	27	8	42
Total	$700	$511	$473	$1,684

	June 30, 2024
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$100	$29	$—	$129
Debt securities	104	251	—	355
Real estate	7	100	—	107
Insurance contracts	—	—	258	258
Cash and cash equivalents	140	11	—	151
Other	5	20	8	33
Total	$356	$411	$266	$1,033

Equity securities: Valued primarily at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on significant observable inputs such as fund values provided by the independent fund administrators (Level 2).

Debt securities: Consists of government and corporate debt securities, valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators, pricing of similar agency issues, reported trades, broker/dealer quotes, issuer spread, live trading feeds from several vendors, and benchmark yields (Level 2); or based on a cashflow analysis of the discounted value of the promised principal at maturity less an estimate of defaults (Level 3). Inputs may be prioritized differently at certain times based on market conditions.

Real estate: Valued at the closing prices reported in the active market in which the individual securities are traded (Level 1); or based on observable inputs such as fund values provided by independent fund administrators (Level 2); or based on independent property valuations using the income approach, comparable sales, and market trends (Level 3).

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

    The following table sets forth a summary of changes in the value of the Company's Level 3 plan assets:

($ in millions)
Balance as of June 30, 2024	$266
Actual return on plan assets	(7)
Purchases, sales, and settlements	185
Transfer out of Level 3	(5)
Foreign currency translation	34
Balance as of June 30, 2025	$473

Note 14 - Debt

Long-Term Debt

    The following table summarizes the carrying value of long-term debt as of June 30, 2025, and 2024, respectively:

			June 30,
($ in millions)	Maturities	Interest rates	2025	2024
Term debt
U.S. dollar notes, $500 million (2)	May 2025	4.00%	$—	$500
First Priority Senior Secured Notes, $1,525 million (2)	Jan 2026	1.57%	1,525	—
U.S. dollar notes, $600 million (2)	Apr 2026	3.63%	600	600
First Priority Senior Secured Notes, $750 million	Jul 2026	4.88%	750	—
U.S. dollar notes, $300 million	Sep 2026	3.10%	300	300
U.S. dollar notes, $400 million	Jan 2027	1.65%	400	—
Euro bonds, €375 million (3)	Jan 2027	1.50%	439	—
Euro bonds, €500 million	Jun 2027	1.13%	585	535
U.S. dollar notes, $725 million (1)	Mar 2028	4.80%	725	—
U.S. dollar notes, $500 million	Apr 2028	5.50%	500	—
U.S. dollar notes, $500 million (4)	May 2028	4.50%	500	500
U.S. dollar notes, $500 million	May 2029	5.45%	500	500
U.S. dollar notes, $725 million (1)	Mar 2030	5.10%	725	—
U.S. dollar notes, $500 million	Jun 2030	2.63%	500	500
U.S. dollar notes, $800 million (4)	May 2031	2.69%	800	800
U.S. dollar notes, $800 million	Jun 2031	5.80%	800	—
Euro notes, €500 million	May 2032	3.95%	585	535
U.S. dollar notes, $500 million	May 2033	5.63%	500	500
U.S. dollar notes, $800 million	Jan 2034	5.65%	800	—
U.S. dollar notes, $750 million (1)	Mar 2035	5.50%	750	—
Total term debt			$12,284	$5,270

Bank loans			$23	$25
Commercial paper (2)			1,702	1,386
Other loans			33	20
Finance lease obligations			56	43
Fair value hedge accounting adjustments (5)			(63)	(92)
Unamortized discounts and debt issuance costs			(53)	(37)
Total debt			$13,982	$6,615
Less: current portion			(141)	(12)
Total long-term debt			$13,841	$6,603
(1)On March 17, 2025, the Company issued additional guaranteed senior notes in an aggregate principal amount of $2.2 billion (collectively, the “Notes”). The Notes consist of (i) $725 million principal amount of 4.80% Guaranteed Senior Notes due March 2028, (ii) $725 million principal amount of 5.10% Guaranteed Senior Notes due March 2030 and (iii) $750 million principal amount of 5.50% Guaranteed Senior Notes due March 2035. The Notes are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries. The Company used the net proceeds from the Notes to repay certain existing indebtedness of Berry in connection with the closing of the Merger.
(2)Indicates debt which has been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.
(3)The €375 million bond that was assumed as a result of the Merger is designated as a Net Investment Hedge.
(4)Bonds linked to designated fair value interest rate hedging relationship. There is a corresponding fair value basis adjustment to the carrying value of these bonds.

(5)Relates to fair value hedge basis adjustments relating to interest rate hedging.

    The following table summarizes the contractual maturities of the Company's long-term debt, including current maturities (excluding payments for finance leases) as of June 30, 2025, for the succeeding five fiscal years:

($ in millions)
2026	$2,128
2027	2,478
2028	1,730
2029	501
2030 (1)	2,927
(1)    Commercial paper is classified as maturing in 2030, supported by the 5-year syndicated facility, with two 12-month options available to the Company to extend the maturity date.

Bank and other loans

    In connection with the Merger (refer to Note 4, "Acquisitions and Divestitures"), the Company entered into a commitment letter with lending institutions, dated as of November 19, 2024, to provide a 364-day senior unsecured bridge loan facility (the "Bridge Facility") in an aggregate principal amount of up to $3.0 billion to fund the repayment of certain outstanding debt of Berry upon the closing of the Merger, and the payment of fees and expenses related to the Merger. The Company paid a commitment fee of $11 million on the Bridge Facility in the three months ended December 31, 2024. On February 13, 2025, the Company voluntarily reduced the commitments under the Bridge Facility by $800 million to an aggregate principal amount of $2.2 billion. On March 17, 2025, following the issuance of Notes (as defined above), the commitment for the Bridge Facility was terminated and the balance of the unamortized commitment fee of $8 million was expensed.

    The Company has entered into syndicated and bilateral multi-currency credit facilities with financial institutions. On March 3, 2025, the Company terminated its previous three- and five-year syndicated facility agreements, which collectively provided for $3.75 billion of credit facilities. On the same day, the Company entered into a five-year syndicated facility agreement of $3.75 billion which is unsecured and has a contractual maturity in March 2030. The agreement includes customary terms and conditions for a syndicated facility of this nature, and the facility has two 12 month options available to management to extend the maturity date. Subject to certain conditions, the Company can request the total commitment level under the agreement to be increased by up to $1.0 billion. Interest charged on borrowings under the credit facility is based on the applicable market rate plus the applicable margin. The three-year syndicated facility agreement also contains a covenant to maintain a net leverage ratio not to exceed 3.9:1.00, stepping up to a net leverage ratio not to exceed 4.25:1.00 for the twelve consecutive calendar months following the consummation of an acquisition with aggregate consideration in excess of $375 million.

    Interest charged on borrowings under the credit facilities is based on the applicable market rate plus the applicable margin. As of June 30, 2025 the Company's credit facility amounted to $3.75 billion. As of June 30, 2024, the Company's credit facilities amounted to $3.75 billion.

    As of June 30, 2025, and 2024, the Company had $2.05 billion and $2.4 billion of undrawn commitments, respectively. The Company incurs facility fees of 0.11% on the undrawn commitments. Such facility fees incurred were immaterial in the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

    As of June 30, 2025, and 2024, land and buildings with a carrying value of $51 million and $37 million, respectively, have been pledged as security for bank and other loans.

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

    The Company's primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness the Company can incur and indebtedness outside the guarantor group to 15.0% of total tangible assets, subject to some exceptions and variations by facility. The Company is required to satisfy certain financial covenants pursuant to its bank debt facilities, which are tested as of the last day of each quarterly and annual financial period. The covenants require the Company to maintain a leverage ratio of not higher than 3.9 times, stepping up to 4.25 times for the twelve consecutive calendar months following the consummation of an acquisition with an aggregate consideration in excess of $375 million. The leverage ratio is calculated as total net debt divided by Adjusted EBITDA. As of June 30, 2025, and 2024, the Company was in compliance with all debt covenants.

Short-Term Debt

    Short-term debt is generally used to fund working capital requirements. The Company has classified commercial paper as long-term as of June 30, 2025, in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

    The following table summarizes the carrying value of short-term debt as of June 30, 2025, and 2024, respectively:

	June 30,
($ in millions)	2025	2024
Bank loans	$79	$57
Secured borrowings	1	3
Bank overdrafts	36	24
Total short-term debt	$116	$84

    As of June 30, 2025, the Company paid a weighted-average interest rate of 4.39% per annum on short-term debt, payable at maturity. As of June 30, 2024, the Company paid a weighted-average interest rate of 5.39% per annum, payable at maturity.

Note 15 - Leases

    The components of lease expense are as follows:

	Years ended June 30,
($ in millions)	2025	2024	2023
Operating lease expense (1)	$167	$135	$127
Short-term and variable lease expense (2)	27	14	21

Finance lease expense
Amortization of right-of-use assets (2)	4	4	4
Interest on lease liabilities (3)	1	1	2

Total lease expense	$199	$154	$154
(1)Included in both cost of sales and selling, general, and administrative expenses
(2)Included primarily in cost of sales
(3)Included in interest expense

    The Company's leases do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2025, the Company does not have material lease commitments that have not commenced.

    Supplemental balance sheet information related to leases:

		June 30,
($ in millions)	Balance Sheet Location	2025	2024
Assets
Operating lease right-of-use assets, net	Operating lease assets	$1,116	$567
Finance lease assets, net (1)	Property, plant, and equipment, net	75	57
Total lease assets, net		$1,191	$624

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$240	$114
Non-current operating lease liabilities	Operating lease liabilities	910	488
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	15	11
Non-current finance lease liabilities	Long-term debt, less current portion	41	32
Total lease liabilities		$1,206	$645
(1)Finance lease assets are recorded net of accumulated amortization of $15 million and $11 million as of June 30, 2025 and 2024, respectively.

    Supplemental cash flow information related to leases:

	Years ended June 30,
($ in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$159	$127	$118
Operating cash flows from finance leases	1	1	2
Financing cash flows from finance leases	12	11	11

Lease assets obtained in exchange for new lease obligations:
Operating leases (1)	$639	$44	$26
Finance leases	20	3	—
Other non-cash modifications to lease assets:
Operating leases	20	73	33
(1)Fiscal year 2025 primarily includes operating leases acquired in the Merger.

    The following table presents the maturities of the Company's lease liabilities recorded on the consolidated balance sheets as of June 30, 2025:

($ in millions)	Operating Leases	Finance Leases
Fiscal year 2026	$256	$17
Fiscal year 2027	226	9
Fiscal year 2028	194	5
Fiscal year 2029	160	3
Fiscal year 2030	107	3
Thereafter	429	30
Total lease payments	1,372	67
Less: imputed interest	(222)	(11)
Total lease liabilities	$1,150	$56

    The weighted-average remaining lease term and discount rate are as follows:

	June 30,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	7.7	7.2
Finance leases	9.3	10.5

Weighted-average discount rate:
Operating leases	4.6%	4.1%
Finance leases	3.9%	3.0%

Note 16 - Shareholders' Equity

    The changes in ordinary and treasury shares during fiscal years 2025, 2024, and 2023, were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2022	1,489	$15	2	$(18)
Share buyback/cancellations	(41)	(1)	—	—
Options exercised and shares vested	—	—	(19)	227
Purchase of treasury shares	—	—	18	(221)
Balance as of June 30, 2023	1,448	14	1	(12)
Share buyback/cancellations	(3)	—	—	—
Shares vested	—	—	(4)	49
Purchase of treasury shares	—	—	4	(48)
Balance as of June 30, 2024	1,445	14	1	(11)
Options exercised and shares vested	—	—	(5)	52
Purchase of treasury shares	—	—	4	(47)
Acquisition of Berry Global Group, Inc.	860	9	—	—
Balance as of June 30, 2025	2,305	$23	—	$(6)

    The changes in the components of accumulated other comprehensive loss during the fiscal years ended June 30, 2025, 2024, and 2023 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2022	$(892)	$(13)	$40	$(15)	$(880)
Other comprehensive loss before reclassifications	(9)	—	(53)	(4)	(66)
Amounts reclassified from accumulated other comprehensive loss	78	—	3	3	84
Net current period other comprehensive income / (loss)	69	—	(50)	(1)	18
Balance as of June 30, 2023	(823)	(13)	(10)	(16)	(862)
Other comprehensive loss before reclassifications	(108)	—	(46)	(9)	(163)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	4	5
Net current period other comprehensive loss	(108)	—	(45)	(5)	(158)
Balance as of June 30, 2024	(931)	(13)	(55)	(21)	(1,020)
Other comprehensive income/(loss) before reclassifications	13	(60)	(14)	(8)	(69)
Amounts reclassified from accumulated other comprehensive loss	8	—	16	2	26
Net current period other comprehensive income/(loss)	21	(60)	2	(6)	(43)
Balance as of June 30, 2025	$(910)	$(73)	$(53)	$(27)	$(1,063)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	For the years ended June 30,
($ in millions)	2025	2024	2023
Pension:
Amortization of prior service credit	$(3)	$(4)	$(3)
Amortization of actuarial loss	7	3	2
Effect of pension settlement/curtailment	12	2	4
Total before tax effect	16	1	3
Tax effect on amounts reclassified into earnings	—	—	—
Total net of tax	$16	$1	$3

(Gains)/losses on cash flow hedges:
Commodity contracts	$(1)	$2	$(2)
Forward exchange contracts	(1)	(1)	2
Treasury locks	3	3	3
Total before tax effect	1	4	3
Tax effect on amounts reclassified into earnings	1	—	—
Total net of tax	$2	$4	$3

Losses on foreign currency translation:
Foreign currency translation adjustment (1)	$8	$—	$78
Total before tax effect	8	—	78
Tax effect on amounts reclassified into earnings	—	—	—
Total net of tax	$8	$—	$78
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

    To protect the Company from share price volatility, the Company has entered into forward contracts for the purchase of its ordinary shares. As of June 30, 2025, the Company had forward contracts outstanding that were entered into in September 2022 and mature in September 2025 to purchase 2 million shares at a weighted-average price of $12.16. As of June 30, 2024, the Company had forward contracts outstanding that were entered into in September 2022 and matured in September 2024 to purchase 6 million shares at a weighted-average price of $12.11. During the fiscal year ended June 30, 2025, the Company's forward contracts related to 4 million shares were settled, which were outstanding as of June 30, 2024.

    The forward contracts to purchase the Company's own shares have been included in other current liabilities in the consolidated balance sheets. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts at each reporting period was determined based on the present value of the cost required to settle the contracts.

Note 17 - Income Taxes

    Amcor plc is a tax resident of the United Kingdom of Great Britain and Northern Ireland ("UK").

    The components of income before income taxes and equity in income/(loss) of affiliated companies were as follows:

	Years ended June 30,
($ in millions)	2025	2024	2023
Domestic (UK)	$(210)	$(108)	$82
Foreign	860	1,015	1,169
Total income before income taxes and equity in income/(loss) of affiliated companies	$650	$907	$1,251

    Income tax expense consisted of the following:

	Years ended June 30,
($ in millions)	2025	2024	2023
Current tax:
Domestic (UK)	$1	$2	$3
Foreign	259	198	247
Total current tax	260	200	250
Deferred tax:
Domestic (UK)	(17)	18	(6)
Foreign	(108)	(55)	(51)
Total deferred tax	(125)	(37)	(57)
Income tax expense	$135	$163	$193

    The following is a reconciliation of income tax computed at the United Kingdom statutory tax rate of 25.0%, 25.0%, and 20.5% for fiscal years 2025, 2024, and 2023, respectively, to income tax expense.

	Years ended June 30,
($ in millions)	2025	2024	2023
Income tax expense at statutory rate	$163	$226	$256
Foreign tax rate differential	(3)	(3)	54
Capital gain on the sale of the Russian business	—	—	(63)
Non-deductible expenses, non-taxable items, net	33	(6)	16
Change in valuation allowance	(18)	3	(7)
Uncertain tax positions, net	(18)	(51)	(39)
Other (1)	(22)	(6)	(24)
Income tax expense	$135	$163	$193
(1)In fiscal year 2025, Other is comprised of adjustments to prior year which resulted in a $15 million benefit, movement in deferred tax positions with a $9 million benefit, effect of foreign currency exchange, changes in tax rates and other individually immaterial items. In fiscal year 2024, Other is comprised of adjustments to prior year provisions, movement in deferred tax positions, including a $15 million benefit from the Swiss Tax Reform, effects of foreign currency exchange rates, including a $14 million benefit from inflation adjustment in Argentina, partially offset by changes in tax rates, and other individually immaterial items. In fiscal year 2023, Other is comprised of effects of foreign currency exchange of $25 million, adjustments to prior year, movement in deferred tax positions, changes in tax rate, and other individually immaterial items.

    Amcor operates in over forty different jurisdictions with a wide range of statutory tax rates. The tax expense from operating in non-UK jurisdictions in excess of the UK statutory tax rate is included in the line "Foreign tax rate differential" in the above tax rate reconciliation table. For fiscal year 2025, the Company's effective tax rate was 20.8% as compared to the effective tax rates of 18.0% and 15.4% for fiscal years 2024 and 2023, respectively. The higher effective tax rate for fiscal year 2025 versus fiscal year 2024 is largely attributable to non-deductible expenses related to the Merger in the current period. The higher effective tax rate for fiscal year 2024 versus fiscal year 2023 is largely attributable to the non-taxable gain on the disposal of the Russian business in the comparative period.

    On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 requires the effects of changes in tax rates and laws to be recognized in the periods in which the legislation is enacted. The Company does not expect that the OBBBA will have a material impact on its income tax expense, net tax assets or liabilities, or cash flows.

    The first component of the 15% global minimum tax applied on a country-by-country basis (the "Pillar Two rule") is applicable to the Company from July 1, 2024. While the Company does not currently expect the Pillar Two rule to have a material impact on its effective tax rate, the analysis is ongoing as the Organization for Economic Cooperation and Development ("OECD") continues to release guidance and as countries begin implementing legislation. Future developments could change this assessment, and it is possible that the Pillar Two rule could adversely impact the Company's tax rate and subsequent tax expense.

    Significant components of deferred tax assets and liabilities are as follows:

	June 30,
($ in millions)	2025	2024
Deferred tax assets:
Inventories	$17	$15
Accrued employee benefits	152	78
Derivatives and financial instruments	20	—
Provisions	32	9
Net operating loss carryforwards	708	345
Tax credit carryforwards	54	31
Accruals and other	64	50
Total deferred tax assets	1,047	528
Valuation allowance	(664)	(403)
Net deferred tax assets	383	125
Deferred tax liabilities:
Property, plant, and equipment	(821)	(267)
Other intangible assets	(1,655)	(245)
Derivatives and other financial instruments	—	(26)
Undistributed foreign earnings	(171)	(23)
Total deferred tax liabilities	(2,647)	(561)
Net deferred tax liability	(2,264)	(436)
Balance sheet location:
Deferred tax assets	218	148
Deferred tax liabilities	(2,482)	(584)
Net deferred tax liability	$(2,264)	$(436)

    The Company maintains a valuation allowance on net operating losses and other deferred tax assets in jurisdictions for which it does not believe it is more likely than not to realize those deferred tax assets based upon all available positive and negative evidence, including historical operating performance, carry-back periods, reversal of taxable temporary differences, tax planning strategies, and earnings expectations. The Company's valuation allowance increased by $261 million, increased by $3 million, and decreased by $7 million for fiscal years 2025, 2024, and 2023, respectively.

    As of June 30, 2025, and 2024, the Company had total net operating loss carry forwards, including capital losses, in the amount of $2.3 billion and $1.4 billion, respectively, and tax credits of $54 million and $31 million, respectively. The vast majority of the net operating loss carry forwards and tax credits do not expire.

    The Company considers the following factors, among others, in evaluating its plans for indefinite reinvestment of its subsidiaries' earnings: (i) the forecasts, budgets, and financial requirements of the Company and its subsidiaries, both for the long-term and for the short-term; and (ii) the tax consequences of any decision to repatriate or reinvest earnings of any subsidiary. As of June 30, 2025, the Company has not provided deferred taxes on approximately $1.7 billion of earnings in certain foreign subsidiaries because such earnings are indefinitely reinvested in its international operations related to the legacy Amcor business.

    A precise assessment of the tax that would have been payable had the legacy Berry subsidiaries distributed their indefinitely reinvested earnings to the Company is not currently available because of the recent acquisition and the related multiple levels of corporate ownership and multiple tax jurisdictions involved in the hypothetical dividend distribution. The Company's preliminary estimate of indefinitely reinvested earnings related to the legacy Berry business is approximately $2.8 billion.

    Upon distribution of such earnings in the form of dividends or otherwise, the Company may be subject to incremental foreign tax. It is not practicable to estimate the amount of foreign tax that might be payable. As of June 30, 2025, a cumulative deferred tax liability of $171 million has been recorded attributable to undistributed earnings that the Company has deemed are not indefinitely reinvested. The remaining undistributed earnings of the Company's subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there is no provision for income or withholding taxes on these earnings.

    The Company accounts for its uncertain tax positions in accordance with ASC 740, "Income Taxes." At June 30, 2025, and 2024, unrecognized tax benefits totaled $224 million and $104 million, respectively, all of which would favorably impact the effective tax rate if recognized.

    The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2025, 2024, and 2023, the Company's accrual for interest and penalties for these uncertain tax positions was $37 million, $17 million, and $13 million, respectively. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years presented is as follows:

	June 30,
($ in millions)	2025	2024	2023
Balance at the beginning of the year	$104	$155	$195
Additions related to acquisitions	134	—	—
Additions based on tax positions related to the current year	7	10	12
Additions for tax positions of prior years	3	7	24
Reductions for tax positions from prior years	(21)	(39)	(69)
Reductions for settlements	—	(2)	(5)
Reductions due to lapse of statute of limitations	(3)	(27)	(2)
Balance at the end of the year	$224	$104	$155

    The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. The fiscal years 2020 through 2024 remain open for examination by the United States Internal Revenue Service ("IRS"), the fiscal year 2023 and 2024 remain open for examination by His Majesty’s Revenue & Customs ("HMRC"), and the fiscal years 2015 through 2024 are currently subject to audit or remain open for examination in various tax jurisdictions.

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

    In fiscal years 2025, 2024, and 2023, share options and performance rights or performance shares (awarded to U.S. participants in place of performance rights) were granted to officers and employees. The exercise price for share options was set at the time of grant. The requisite service period for outstanding share options, performance rights, or performance shares ranges from three to four years. The awards are also subject to performance and market conditions. At vesting, share options can be exercised and converted to ordinary shares on a one-for-one basis, subject to payment of the exercise price. The contractual terms of the share options range from five to ten years from the grant date. At vesting, performance rights can be exercised and converted to ordinary shares on a one-for-one basis. Performance shares vest automatically and convert to ordinary shares on a one-for-one basis.

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

    In connection with the Merger, outstanding Berry share-based compensation and cash-settled awards (the "Berry Awards") including restricted stock unit (RSU) and performance share unit (PSU) awards were replaced with Amcor share rights and options awards with generally the same terms and conditions as the original awards subject to the terms of the Merger Agreement. Outstanding short-term Berry options were deemed fully vested at the close of the transaction and unvested options were converted into Amcor option awards with generally the same terms and conditions as the original awards subject to the terms of the Merger Agreement. The grant date of the Berry Awards is considered to be the Merger date for the purpose of the fair valuation of the awards. The aggregate grant date fair value of Berry Awards post-conversion amounted to $356 million of which $310 million related to pre-acquisition vesting and was therefore included as part of purchase consideration.

    As of June 30, 2025, 36 million shares were available for future grants under shareholder approved equity incentive plans. The Company uses treasury shares to settle share-based compensation obligations. Treasury shares were acquired through market purchases throughout the fiscal year for the required number of shares.

    The total share-based compensation expense settled in equity in fiscal years 2025, 2024, and 2023 amounted to $74 million, $32 million, and $54 million, respectively. Share-based compensation expense in fiscal years 2023 and 2024 was primarily recorded in selling, general, and administrative expenses in the consolidated statements of income. In fiscal year 2025 $34 million of accelerated share-based compensation expense relating to the Merger was recorded within restructuring, transaction and integration expenses, net. The remainder of the share-based compensation expense was recorded within selling, general, and administrative expenses in the consolidated statements of income.

    As of June 30, 2025, the Company had $77 million of total unrecognized compensation cost related to all unvested share options and other equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

    The weighted-average grant date fair values by type of equity incentive plan for awards granted in fiscal years 2025, 2024, and 2023 were as follows:

	Years ended June 30,
(in $ per unit of award)	2025	2024	2023
Share options (1)	1.87	1.45	1.66
Restricted share units	10.60	9.44	11.91
Performance rights/shares (2)	8.32	6.37	8.18
Share rights	9.40	8.42	10.90

(1)The fair value of share options was determined using the Black-Scholes option pricing model and/or Monte Carlo simulations. The following key assumptions were used for the fiscal years ended June 30, 2025, 2024, and 2023, respectively: risk-free interest rate of 3.6% (2024: 4.6%, 2023: 3.4%), expected share-price volatility of 23.3% (2024: 21.8%, 2023: 23.0%), expected dividend yield of 5.0% (2024: 5.2%, 2023: 4.0%), and expected life of options of 5.7 years (2024: 6.6 years, 2023: 6.1 years).
(2)The fair value of performance rights/shares was determined using discounting and Monte Carlo simulations. The key assumptions for the fiscal years ended June 30, 2025, 2024, and 2023, respectively, were: risk-free interest rate of 3.5% (2024: 4.8%, 2023: 3.5%), expected share-price volatility of 23.9% (2024: 23.4%, 2023: 23.0%), and expected dividend yield of 4.5% (2024: 5.2%, 2023: 4.0%).

    Changes in outstanding share options were as follows:

	Share options
	Number	Weighted-average Exercise Price
	(in millions)
Share options outstanding at June 30, 2024	33	$10.86
Granted	12	9.45
Exercised	(5)	10.11
Forfeited	(9)	11.89
Share options outstanding at June 30, 2025	31	$10.17
Vested and exercisable at June 30, 2025	9	$10.56

    As of June 30, 2025, the share options outstanding have an intrinsic value of $8 million and a remaining weighted-average contractual life of 5.7 years. As of June 30, 2025, the share options that have vested and are exercisable have an intrinsic value of $1 million and a remaining weighted-average contractual life of 2.0 years.

    The Company received $15 million, nil, and $134 million on the exercise of stock options during the fiscal years ended June 30, 2025, 2024, and 2023, respectively. During the fiscal years ended June 30, 2025, 2024, and 2023, the intrinsic value associated with the exercise of share options was $5 million, nil, and $31 million, respectively. The grant date fair value of share options vested was $11 million, $5 million, and $15 million for fiscal years ended June 30, 2025, 2024, and 2023, respectively.

    Changes in outstanding other equity incentive plans and the fair values vested are presented below:

	Restricted share units		Performance rights/shares		Share rights
	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value
	(in millions)		(in millions)		(in millions)
Outstanding at June 30, 2024	3	$9.85	12	$7.72	2	$9.82
Granted	—	10.60	4	8.32	16	9.40
Exercised	(1)	9.41	(1)	9.32	(1)	10.78
Forfeited	—	10.55	(3)	8.75	—	9.39
Outstanding at June 30, 2025	2	$10.01	12	$7.53	17	$9.34

Fair value vested ($ in millions)	Restricted share units		Performance rights/shares		Share rights
Year Ended June 30, 2025	$8		$25		$15
Year Ended June 30, 2024	6		14		24
Year Ended June 30, 2023	2		16		20

Note 19 - Earnings Per Share Computations

    The Company applies the two-class method when computing its earnings per share ("EPS"), which requires that net income per share for each class of share be calculated assuming all of the Company's net income is distributed as dividends to each class of share-based on their contractual rights.

    Basic EPS is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding after excluding the ordinary shares to be repurchased using forward contracts and vested but unpaid ordinary shares. Diluted EPS includes the effects of share options, restricted share units, performance rights, performance shares, and share rights, if dilutive.

	Years ended June 30,
($ in millions, except per share amounts)	2025	2024	2023
Numerator
Net income attributable to Amcor plc	$511	$730	$1,048
Distributed and undistributed earnings attributable to shares to be repurchased	(1)	(3)	(7)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$510	$727	$1,041

Denominator
Weighted-average ordinary shares outstanding	1,592	1,445	1,478
Weighted-average ordinary shares to be repurchased by Amcor plc	(3)	(6)	(10)
Weighted-average ordinary shares outstanding for EPS—basic	1,589	1,439	1,468
Effect of dilutive shares	4	2	8
Weighted-average ordinary shares outstanding for EPS—diluted	1,593	1,441	1,476

Per ordinary share income
Basic earnings per ordinary share	$0.321	$0.505	$0.709
Diluted earnings per ordinary share	$0.320	$0.505	$0.705

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 19 million, 29 million, and 16 million shares for the years ended June 30, 2025, 2024, and 2023, respectively. Basic and diluted weighted-average ordinary shares outstanding have increased in fiscal year 2025 due to the completion of the Merger with Berry and the related share issuances. For further information, refer to Note 4, "Acquisitions and Divestitures". In fiscal years 2024 and 2023, basic and diluted weighted-average ordinary shares outstanding decreased due to share repurchases.

Note 20 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of June 30, 2025, the Company has recorded accruals of $13 million, included in other non-current liabilities in the consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $23 million as of June 30, 2025. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of June 30, 2025, the Company provided letters of credit of $15 million, judicial insurance of $2 million, and deposited cash of $16 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of June 30, 2025, the Company has recorded aggregate accruals of $10 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of June 30, 2025, the Company has also recorded aggregate accruals of $58 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the fiscal year ended June 30, 2025.

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

Note 21 - Segments

    The Company's business is organized and presented in two reportable segments based on product lines as outlined below.

    In connection with the Merger, the Company renamed its reportable segments from Flexibles to Global Flexible Packaging Solutions and from Rigid Packaging to Global Rigid Packaging Solutions. Following the Merger, the historical results of the Flexibles reportable segment are presented within the Global Flexible Packaging Solutions reportable segment and those of the Rigid Packaging reportable segment within the Global Rigid Packaging Solutions reportable segment.

Global Flexible Packaging Solutions: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, fresh produce, snack food, personal care, and other industries.

Global Rigid Packaging Solutions: Consists of operations that manufacture rigid containers and closures for a broad range of predominantly beverage and food products, including carbonated soft drinks, water, juices, sports drinks, milk-based beverages, spirits and beer, sauces, dressings, spreads and personal care items, and plastic caps for a wide variety of applications.

    Other consists of the Company's undistributed corporate expenses including executive and functional compensation costs, equity method and other investments, intercompany eliminations, and other business activities.

    In the fourth quarter of fiscal year 2025, following the Merger with Berry, the Company appointed Chief Operating Officers to lead each of its reportable segments. The Chief Operating Officers report directly to the Company's Chief Operating Decision Maker ("CODM") which the Company has determined is its Chief Executive Officer. The Company's measure of profit for its reportable segments is adjusted earnings before interest and taxes ("Adjusted EBIT"). The Company defines Adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in income/(loss) of affiliated companies, net of tax. The Company's management, including the CODM, uses Adjusted EBIT to evaluate segment performance and allocate resources. The accounting policies of the reportable segments are the same as those in the consolidated financial statements. The Company's CODM uses consolidated expense information in the evaluation of segment performance and to allocate resources and is not regularly provided disaggregated expense information for each of the reportable segments.

    The following table presents information about reportable segments. Intersegment sales are not material and therefore are not presented in the table below.

	Years ended June 30,
($ in millions)	2025	2024	2023
Global Flexible Packaging Solutions	$10,872	$10,332	$11,154
Global Rigid Packaging Solutions	4,137	3,308	3,540
Other	—	—	—
Net sales	$15,009	$13,640	$14,694

Global Flexible Packaging Solutions	$(9,414)	$(8,937)	$(9,725)
Global Rigid Packaging Solutions	(3,762)	(3,049)	(3,275)
Other	(110)	(94)	(86)
Segment expenses and other (1)	$(13,286)	$(12,080)	$(13,086)

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Global Flexible Packaging Solutions	$1,458	$1,395	$1,429
Global Rigid Packaging Solutions	375	259	265
Other	(110)	(94)	(86)
Adjusted EBIT	1,723	1,560	1,608
Less: Amortization of acquired intangible assets from business combinations (2)	(246)	(167)	(160)
Less: Impact of hyperinflation (3)	(16)	(53)	(24)
Less: Transaction and integration (4)	(202)	—	—
Less: Property and other losses, net (5)	—	—	(2)
Add/(Less): Restructuring and other related activities, net (6)	(64)	(97)	90
Less: CEO transition costs (7)	—	(8)	—
Less: Inventory step-up amortization (8)	(133)	—	—
Less: Accelerated merger-related compensation (9)	(41)	—	—
Less: Other (10)	(21)	(22)	(2)
Interest income	49	38	31
Interest expense	(396)	(348)	(290)
Equity in (income)/loss of affiliated companies, net of tax	(3)	4	—
Income before income taxes and equity in (income)/loss of affiliated companies	$650	$907	$1,251
(1)Segment expenses and other includes primarily cost of goods sold, selling, general, and administrative expenses, research and development expenses, other income/(expenses), net, and other non-operating income.
(2)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(3)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(4)Transaction and integration includes incremental costs related to the Merger. Refer to Note 5 "Restructuring, Transaction, and Integration Expenses, Net".
(5)Property and other losses, net in fiscal year 2023 includes property claims and losses of $5 million and $3 million of net insurance recovery related to the closure of the Company's South African business.
(6)Restructuring and other related activities, net in fiscal year 2025 primarily includes costs incurred in connection with the 2023 Restructuring Plan and Berry Plan. Fiscal year 2024 primarily includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6, "Restructuring," for further information. Fiscal year 2023 includes a pre-tax net gain on the sale of the Company's Russian business of $215 million, incremental costs of $18 million, and restructuring and related expenses of $107 million incurred in connection with the conflict. Refer to Note 6, "Restructuring," for further information.
(7)CEO transition costs primarily reflect accelerated compensation, including share-based compensation, granted to the Company's former Chief Executive Officer who retired from that role in April 2024, and other transition related expenses.
(8)Inventory step-up amortization relates to additional amortization incurred on inventories in connection with the Merger.

(9)Accelerated merger-related compensation includes accelerated share-based compensation expense and severance incurred in connection with the Merger.
(10) Other in fiscal year 2025 includes various expense and income items primarily relating to pension settlements of $12 million and other minor items primarily including litigation fees and a loss on disposal of a non-core business. These expenses were partially offset by a pre-tax gain on the disposal of Bericap of $15 million. Refer to Note 4, "Acquisitions and Divestitures" for further information. Fiscal year 2024 includes fair value losses of $16 million on economic hedges, retroactive foil duties, certain litigation reserve adjustments, and pension settlements, partially offset by changes in contingent purchase consideration. Fiscal year 2023 includes other restructuring, acquisition, litigation, and integration expenses of $13 million, pension settlement expenses of $5 million, and fair value gains of $16 million on economic hedges.

    The tables below present additional financial information by reportable segments:

    Capital expenditures for the acquisition of long-lived assets by reportable segment were:

	Years ended June 30,
($ in millions)	2025	2024	2023
Global Flexible Packaging Solutions	$391	$372	$384
Global Rigid Packaging Solutions	182	112	133
Other	7	8	9
Total capital expenditures for the acquisition of long-lived assets	$580	$492	$526

    Depreciation and amortization on long-lived assets by reportable segment were:

	Years ended June 30,
($ in millions)	2025	2024	2023
Global Flexible Packaging Solutions	$455	$447	$436
Global Rigid Packaging Solutions	249	130	125
Other	12	6	8
Total depreciation and amortization on long-lived assets	$716	$583	$569

    Total assets by segment are not disclosed as the CODM does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The Company did not have sales to a single customer that exceeded 10% of consolidated net sales for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

    Sales by major product were:

		Years ended June 30,
($ in millions)	Segment	2025	2024	2023
Films and other flexible products	Global Flexible Packaging Solutions	$9,841	$9,310	$10,061
Specialty flexible folding cartons	Global Flexible Packaging Solutions	1,031	1,022	1,093
Containers, preforms, and closures	Global Rigid Packaging Solutions	4,137	3,308	3,540
Net sales		$15,009	$13,640	$14,694

    The following table provides long-lived asset information for the major countries in which the Company operates. Long-lived assets include property, plant, and equipment, net of accumulated depreciation and impairments.

	June 30,
($ in millions)	2025	2024
United States of America	$3,872	$1,717
Other countries (1)	4,330	2,046
Long-lived assets	$8,202	$3,763
(1)Includes the Company's country of domicile, Jersey. The Company had no long-lived assets in Jersey in any period shown. No individual country represented more than 10% of the respective totals.

    The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operations:

	Year Ended June 30, 2025
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$4,429	$2,765	$7,194
Latin America	1,005	785	1,790
Europe (1)	3,792	529	4,321
Asia Pacific	1,646	58	1,704
Net sales	$10,872	$4,137	$15,009

	Year Ended June 30, 2024
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$4,095	$2,508	$6,603
Latin America	1,113	800	1,913
Europe (1)	3,507	—	3,507
Asia Pacific	1,617	—	1,617
Net sales	$10,332	$3,308	$13,640

	Year Ended June 30, 2023
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$4,411	$2,745	$7,156
Latin America	1,114	795	1,909
Europe (1)	3,952	—	3,952
Asia Pacific	1,677	—	1,677
Net sales	$11,154	$3,540	$14,694

(1)Includes the Company's country of domicile, Jersey. The Company had no sales in Jersey in the periods shown.

Note 22 - Deed of Cross Guarantee

    The parent entity, Amcor plc, and its wholly-owned subsidiaries listed below are subject to a Deed of Cross Guarantee dated June 24, 2019 (the "Deed") under which each company guarantees the debts of the others:

Amcor Pty Ltd	Amcor Holdings (Australia) Pty Ltd
Amcor Services Pty Ltd	Amcor Flexibles Group Pty Ltd
Amcor Investments Pty Ltd	Amcor Flexibles (Australia) Pty Ltd
Amcor Finance Australia Pty Ltd	Amcor Flexibles (Port Melbourne) Pty Ltd
Amcor European Holdings Pty Ltd	Amcor Packaging (Asia) Pty Ltd
ARP North America Holdco Ltd	ARP LATAM Holdco Ltd

    The entities above were the only parties to the Deed as of June 30, 2025, and comprise the closed group for the purposes of the Deed (and also the extended closed group). ARP North America Holdco Ltd and ARP LATAM Holdco Ltd were newly incorporated entities and were added to the deed on September 25, 2019. By a Revocation Deed, dated September 9, 2021, the Deed was revoked in respect of Amcor Flexibles (Dandenong) Pty Ltd, Packsys Pty Ltd, Packsys Holdings (Aus) Pty Ltd, and Techni-Chem Australia Pty Ltd. No other parties have been added, removed or the subject to a notice of disposal since September 9, 2021.

    By entering into the Deed, the wholly-owned subsidiaries have been relieved from the requirement to prepare a financial report and directors’ report under ASIC Corporations (Wholly-owned Companies) Instrument 2016/785.

    The following consolidated financial statements are additional disclosure items specifically required by ASIC and represent the consolidated results of the entities subject to the Deed.

Deed of Cross Guarantee
Consolidated Statements of Income
($ in millions)

For the years ended June 30,	2025	2024
Net sales	$305	$323
Cost of sales	(269)	(280)

Gross profit	36	43

Operating expenses	(189)	(361)
Other income, net	1,241	910

Operating income	1,088	592

Interest income	31	9
Interest expense	(24)	(78)
Income before income taxes	1,095	523

Income tax expense	(19)	17

Net income	$1,076	$540

Net income attributable to non-controlling interest	(7)	—

Net income attributable to Deed	$1,069	$540

Deed of Cross Guarantee
Consolidated Statements of Comprehensive Income
($ in millions)

For the years ended June 30,	2025	2024
Net income	$1,076	$540
Other comprehensive income/(loss) (1):
Net gains (losses) on cash flow hedges, net of tax	—	—
Foreign currency translation adjustments, net of tax	(2)	—
Other comprehensive income/(loss)	(2)	—
Comprehensive income attributable to non-controlling interest	(7)	—
Total comprehensive income	$1,067	$540
(1)All of the items in other comprehensive income/(loss) may be reclassified subsequently to profit or loss.

Deed of Cross Guarantee
Consolidated Statements of Income and Retained Earnings
($ in millions)

For the years ended June 30,	2025	2024
Retained earnings, beginning balance	$6,761	$6,937
Net income attributable to Deed	1,069	540

Retained earnings before distribution	7,830	7,477

Dividends recognized during the financial period	(842)	(716)

Retained earnings at the end of the financial period	$6,988	$6,761

Deed of Cross Guarantee
Consolidated Balance Sheets
($ in millions)

As of June 30,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$154	$89
Receivables, net	297	295
Inventories	59	55
Prepaid expenses and other current assets	28	25
Total current assets	538	464
Non-current assets:
Property, plant, and equipment, net	61	60
Deferred tax assets	5	5
Other intangible assets, net	11	10
Goodwill	87	88
Other non-current assets	21,263	13,062
Total non-current assets	21,427	13,225
Total assets	$21,965	$13,689
Liabilities
Current liabilities:
Short-term debt	$53	$338
Payables	155	133
Accrued employee costs	20	21
Other current liabilities	109	73
Total current liabilities	337	565
Non-current liabilities:
Other non-current liabilities	2	2
Total liabilities	339	567
Shareholders' Equity
Issued capital	23	14
Additional paid-in capital	13,103	4,827
Retained earnings	6,988	6,761
Accumulated other comprehensive income	1,023	1,025
Total Deed shareholders' equity	21,137	12,627
Non-controlling interest (1)	489	495
Total shareholders' equity	21,626	13,122
Total liabilities and shareholders' equity	$21,965	$13,689
(1)In fiscal year 2024, a non-controlling interest in ARP North America Holdco Ltd was acquired by Amcor Group Finance plc, a wholly-owned subsidiary of Amcor plc.

Note 23 - Supplemental Cash Flow Information

    Supplemental cash flow information and non-cash investing activities are as follows:

	For the years ended June 30,
($ in millions)	2025	2024	2023
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$329	$336	$276
Income taxes paid	261	253	225
Non-cash financing activities:
Issuance of equity to acquire Berry Global Group, Inc. (1)	$8,138	$—	$—
Non-cash investing activities:
Purchase of property, plant, and equipment accrued, but not paid	$93	$81	$71
Contingent and deferred liabilities incurred related to acquired businesses, but not paid	8	27	41
(1)Non-cash financing activities in fiscal year 2025 include the issuance of ordinary shares as equity consideration related to the Merger. Refer to Note 4, "Acquisitions and Divestitures" for further information.

Note 24 - Quarterly Financial Information (Unaudited)

	Quarter Ended
($ in millions, except per share data)	September 30	December 31	March 31	June 30	Total
Fiscal Year 2025 (1)
Net sales	$3,353	$3,241	$3,333	$5,082	$15,009
Gross profit	659	626	654	895	2,834
Net income/(loss) attributable to Amcor plc	191	163	196	(39)	511

Basic earnings/(loss) per share (2)	$0.132	$0.113	$0.136	$(0.019)	$0.321
Diluted earnings/(loss) per share (2)	0.132	0.113	0.136	(0.019)	0.320

Fiscal Year 2024 (1)
Net sales	$3,443	$3,251	$3,411	$3,535	$13,640
Gross profit	645	621	692	754	2,712
Net income attributable to Amcor plc	152	134	187	257	730

Basic earnings per share (2)	$0.105	$0.093	$0.129	$0.178	$0.505
Diluted earnings per share (2)	0.105	0.092	0.129	0.178	0.505
(1)The fourth quarter of fiscal year 2025 reflects the results of Amcor plc, including Berry results since the acquisition date of April 30, 2025.
(2)Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

Note 25 - Subsequent Events

    On August 14, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.1275 per share to be paid on September 25, 2025, to shareholders of record as of September 5, 2025. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between its ordinary share and CHESS Depositary Instrument ("CDI") registers from September 4, 2025, to September 5, 2025, inclusive.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

    Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Management's Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework") (2013). All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective internal controls and procedures can provide only reasonable assurance with respect to financial statement preparation and presentation.

    On April 30, 2025, we completed our Merger with Berry and have implemented new processes and internal controls related to the preparation and disclosure of our financial information. Given the significance of the Berry acquisition and the complexity of systems and business processes, we have excluded an assessment of the internal control over financial reporting of Berry which is in accordance with SEC guidance that permits registrants to exclude a recently acquired business from the scope of management's evaluation for the first year after the acquisition is completed. Total assets (excluding goodwill and intangible assets acquired) and revenue subject to Berry's internal control over financial reporting represented approximately 36% and 10.6% of our consolidated total assets and revenue, respectively, as of and for the year ended June 30, 2025.

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of June 30, 2025.

    The effectiveness of our internal control over financial reporting as of June 30, 2025, has been audited by PricewaterhouseCoopers AG, an independent registered public accounting firm, as stated in their report, which appears on "Item 8. - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year 2025, except for those discussed above associated with our Merger with Berry, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

    During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2025, and such information is expressly incorporated herein by reference. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

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

Item 11. - Executive Compensation

    Information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2025, and such information is expressly incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    Equity compensation plans as of June 30, 2025, were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	62,379,640	(1)	$10.17	(2)	35,901,203	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	62,379,640	(1)	$10.17	(2)	35,901,203	(3)
(1)Includes outstanding option awards of 31,212,929, which have a weighted-average exercise price of $10.17, 11,990,450 awards of ordinary shares issuable upon vesting of performance shares/rights, 16,759,491 awards of ordinary shares issuable upon vesting of share rights, and 2,416,770 restricted shares issued under the share retention plan.
(2)Performance shares/rights, share rights, restricted share units, and non-executive director share plans are excluded when determining the weighted-average exercise price of outstanding options.
(3)May be issued as options, performance shares/rights, share rights, or restricted share units.

    The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2025, and such information is expressly incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions, and Director Independence

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2025, and such information is expressly incorporated herein by reference.

Item 14. - Principal Accountant Fees and Services

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2025, and such information is expressly incorporated herein by reference.

PART IV

Item 15. - Exhibits and Financial Statement Schedules

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 1358)	50
Consolidated Statements of Income	52
Consolidated Statements of Comprehensive Income	53
Consolidated Balance Sheets	54
Consolidated Statements of Cash Flows	55
Consolidated Statements of Equity	56
Notes to Consolidated Financial Statements	57

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	130
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit	Description	Form of Filing
2.1
Agreement and Plan of Merger, dated as of November 19, 2024, by and among Amcor plc, Aurora Spirit, Inc. and Berry Global Group, Inc. (incorporated by reference to Exhibit 2.1 to Amcor plc’s Current Report on Form 8-K/A filed on November 19, 2024).
Incorporated by Reference
2.2
RMT Transaction Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc., Glatfelter Corporation, Treasure Merger Sub I, Inc. and Treasure Merger Sub II, LLC . (incorporated by reference to Exhibit 2.1 to Berry Global Group, Inc.'s, Current Report on Form 8-K/A filed on February 12, 2024).
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
4.7
Form of Indenture, dated as of June 15, 1995, between Bemis Company, Inc. and U.S. Bank Trust National Association (formerly known as First Trust National Association), as trustee (incorporated by reference to Exhibit 4.10 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019)
Incorporated by Reference

Exhibit	Description	Form of Filing
4.8	Form of 2.630% Guaranteed Senior Note Due 2030 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).	Incorporated by Reference
4.9	Form of 1.125% Guaranteed Senior Note Due 2027 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).	Incorporated by Reference
4.10
Supplemental Indenture, dated as of June 13, 2019, by and between Bemis Company, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.11
Indenture, dated as of June 13, 2019, by and among Bemis Company, Inc., as issuer, Amcor plc, Amcor Limited, AFUI, Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.3 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.12
Indenture, dated as of June 13, 2019, by and among AFUI, as issuer, Amcor plc, Amcor Limited, Bemis Company, Inc., Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
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
Incorporated by Reference
4.20
Indenture, dated as of June 13, 2019, by and among AFUI, as issuer, Amcor plc, Amcor Limited, Bemis Company, Inc., Amcor UK Finance plc and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
Incorporated by Reference
4.21
Indenture, dated as of June 19, 2020, by and among Bemis Company, Inc., as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).
Incorporated by Reference
4.22
Indenture, dated as of June 23, 2020, by and among Amcor UK Finance plc, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor Pty Ltd, Bemis Company, Inc., Inc. and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).
Incorporated by Reference
4.23	Description of the Company's Common Stock	Filed Herewith

Exhibit	Description	Form of Filing
4.24	Description of the Company's 1.125% Guaranteed Senior Note Due 2027	Filed Herewith
4.25	Description of the Company's 5.450% Guaranteed Senior Note Due 2029	Filed Herewith
4.26	Description of the Company's 3.950% Guaranteed Senior Note Due 2032	Filed Herewith
4.27	Form of 2.690% Guaranteed Senior Note Due 2031 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 25, 2021).	Incorporated by Reference
4.28	Form of 5.450% Guaranteed Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to Amcor plc’s Current Report on Form 8-K filed on May 23, 2024).	Incorporated by Reference
4.29	Form of 3.950% Guaranteed Senior Note due 2032 (incorporated by reference to Exhibit 4.3 to Amcor plc’s Current Report on Form 8-K filed on May 29, 2024).	Incorporated by Reference
4.30
First Supplemental Indenture, dated as of June 30, 2022, among Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 on Amcor plc's Current Report on Form 8-K filed on July 1, 2022).
Incorporated by Reference
4.31
Second Supplemental Indenture, dated as of June 30, 2022, among Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 on Amcor plc's Current Report on Form 8-K filed on July 1, 2022).
Incorporated by Reference
4.32
Indenture, dated as of March 17, 2025, among Amcor Flexibles North America, Inc., Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Amcor Group Finance plc and Deutsche Bank Trust Company Americas, as trustee (including the guarantees)(incorporated by reference to Exhibit 4.1 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).**
Incorporated by Reference
4.33	Form of 4.800% Guaranteed Senior Note due 2028 (incorporated by reference to Exhibit 4.5 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).	Incorporated by Reference
4.34	Form of 5.100% Guaranteed Senior Note due 2030 (incorporated by reference to Exhibit 4.6 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).	Incorporated by Reference
4.35	Form of 5.500% Guaranteed Senior Note due 2035 (incorporated by reference to Exhibit 4.7 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).	Incorporated by Reference
4.36
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
Incorporated by Reference
4.37
Second Supplemental Indenture, dated April 30, 2025, among Berry Global, Inc., Amcor plc, and U.S. Bank Trust Company, National Association, relating to the 1.57% First Priority Senior Secured Notes due 2026.
Filed Herewith
4.38
Second Supplemental Indenture, dated April 30, 2025, among Berry Global, Inc., Amcor plc, and U.S. Bank Trust Company, National Association, relating to the 4.875% First Priority Senior Secured Notes due 2026.
Filed Herewith
4.39
Third Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 1.65% First Priority Senior Secured Notes due 2027.
Filed Herewith
4.40
Second Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 1.50% First Priority Senior Secured Notes due 2027.
Filed Herewith
4.41
Third Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 5.50% First Priority Senior Secured Notes due 2028.
Filed Herewith

Exhibit	Description	Form of Filing
4.42
Third Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 5.650% First Priority Senior Secured Notes due 2034.
Filed Herewith
4.43
Second Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 5.800% First Priority Senior Secured Notes due 2031.
Filed Herewith
4.44
First Supplemental Indenture, dated April 30, 2025, among Amcor Flexibles North America, Inc., Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 4.800% Guaranteed Senior Notes due 2028, 5.100% Guaranteed Senior Notes due 2030 and 5.500% Guaranteed Senior Notes due 2035.
Filed Herewith
4.45
First Supplemental Indenture, dated April 30, 2025, among Amcor Group Finance plc, Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 5.450% Guaranteed Senior Notes due 2029.
Filed Herewith
4.46
First Supplemental Indenture, dated April 30, 2025, among Amcor UK Finance plc, Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 3.950% Guaranteed Senior Notes due 2032.
Filed Herewith
4.47
Second Supplemental Indenture, dated April 30, 2025, among Amcor Flexibles North America, Inc., Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 3.100% Guaranteed Senior Notes due 2026.
Filed Herewith
4.48
Second Supplemental Indenture, dated April 30, 2025, among Amcor Flexibles North America, Inc., Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 4.000% Guaranteed Senior Notes due 2025, 2.630% Guaranteed Senior Notes due 2030 and 2.690% Guaranteed Senior Notes due 2031.
Filed Herewith
4.49
Second Supplemental Indenture, dated April 30, 2025, among Amcor UK Finance plc, Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 1.125% Guaranteed Senior Notes due 2027.
Filed Herewith
4.50
Second Supplemental Indenture, dated April 30, 2025, among Amcor Finance (USA), Inc., Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 5.625% Guaranteed Senior Notes due 2033.
Filed Herewith
4.51
Third Supplemental Indenture, dated April 30, 2025, among Amcor Flexibles North America, Inc., as Substitute Issuer, Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 3.625% Guaranteed Senior Notes due 2026 and 4.500% Guaranteed Senior Notes due 2028.
Filed Herewith
4.52
Indenture, by and between Berry Global Escrow Corporation and U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 4.875% First Priority Senior Secured Notes due 2026, dated June 5, 2019 (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.'s Current Report on Form 8-K filed on June 6, 2019).
Incorporated by Reference
4.53
Supplemental Indenture, among Berry Global Group, Inc., Berry Global, Inc., Berry Global Escrow Corporation, each of the parties identified as a Subsidiary Guarantor thereon, and U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee, relating to the 4.875% First Priority Senior Secured Notes due 2026, dated July 1, 2019 (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on July 2, 2019).
Incorporated by Reference
4.54
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, and Elavon Financial Services DAC, as Paying Agent, Transfer Agent and Registrar, relating to the 1.00% First Priority Senior Secured Notes due 2025 and 1.50% First Priority Senior Secured Notes due 2027, dated January 2, 2020 (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc’s Current Report on Form 8-K filed on January 2, 2020).
Incorporated by Reference

Exhibit	Description	Form of Filing
4.55
Indenture among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 1.57% First Priority Senior Secured Notes due 2026, dated December 22, 2020 (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on December 23, 2020).
Incorporated by Reference
4.56
First Supplemental Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 1.57% First Priority Senior Secured Notes due 2026, dated March 4, 2021 (incorporated by reference to Exhibit 4.1 to Berry Global Group,Inc.’s Current Report on Form 8-K filed on March 4, 2021).
Incorporated by Reference
4.57
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), as Trustee and Collateral Agent, relating to the 1.65% First Priority Senior Secured Notes due 2027, dated June 14, 2021 (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on June 14, 2021).
Incorporated by Reference
4.58
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.50% First Priority Senior Secured Notes due 2028, dated March 30, 2023 (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on March 30, 2023).
Incorporated by Reference
4.59
Indenture, dated January 17, 2024, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.650% First Priority Senior Secured Notes due 2034, (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on January 17, 2024).
Incorporated by Reference
4.60
Indenture, dated May 28, 2024, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.800% First Priority Senior Secured Notes due 2031, (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on May 28, 2024).
Incorporated by Reference
4.61
First Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 1.50% First Priority Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
Incorporated by Reference
4.62
Second Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 1.65% First Priority Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.2 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
Incorporated by Reference
4.63
Second Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 5.50% First Priority Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
Incorporated by Reference
4.64
First Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 5.800% First Priority Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.4 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
Incorporated by Reference
4.65
Second Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 5.650% First Priority Senior Secured Notes due 2034 (incorporated by reference to Exhibit 4.5 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
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
Incorporated by Reference

Exhibit	Description	Form of Filing
10.3
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
Incorporated by Reference
10.7	Form of Deed of Appointment (incorporated by reference to Exhibit 10.8 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).*	Incorporated by Reference
10.8	Employment Agreement between Amcor Limited and Michael Zacka, dated as of February 24, 2017 (incorporated by reference to Exhibit 10.24 to Amcor plc's Form 10-K filed on August 24, 2021).*	Incorporated by Reference
10.9	Transition and Release Agreement between Amcor plc and Ronald Delia, dated as of March 16, 2024 (incorporated by reference to Exhibit 10.1 to Amcor plc's Form 10-Q filed on May 1, 2024)*.	Incorporated by Reference
10.10	Interim CEO Letter Agreement between Amcor plc and Peter Konieczny, dated as of March 16, 2024 (incorporated by reference to Exhibit 10.2 to Amcor plc's Form 10-Q filed on May 1, 2024)*.	Incorporated by Reference
10.11
CEO Letter Agreement between Amcor plc, Amcor Group GmbH, and Peter Konieczny, dated as of September 4, 2024 (incorporated by reference to Exhibit 10.1 to Amcor plc's Form 8-K filed on September 4, 2024)*
Incorporated by Reference
10.12
Employment Agreement between Amcor Flexibles North America, Inc. and Fred Stephan, dated as of June 21, 2019 (incorporated by reference to Exhibit 10.2 to Amcor plc's Current Report on Form 8-K filed on September 5, 2024).*
Incorporated by Reference
10.13
Letter Agreement between Amcor Rigid Plastics USA Inc. and Eric Roegner, effective as of January 1, 2025 (incorporated by reference to Exhibit 10.1 to Amcor plc’s Current Report on Form 8-K filed on January 6, 2025).*
Incorporated by Reference
10.14
COO Letter Agreement between Amcor Flexibles North America, Inc. and Fred Stephan, dated as of September 5, 2024 (incorporated by reference to Exhibit 10.1 to Amcor plc's Current Report on Form 8-K filed on September 5, 2024).*
Incorporated by Reference
10.15	Offer Letter between Amcor Group GmbH and Jean-Marc Galvez, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.1 to Amcor plc's Form 8-K filed on April 30, 2025).*	Incorporated by Reference
10.16	Letter Agreement between Amcor Group GmbH and Peter Konieczny, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.2 to Amcor plc's Form 8-K filed on April 30, 2025).*	Incorporated by Reference
10.17	Letter Agreement between Amcor Group GmbH and Michael Casamento, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.3 to Amcor plc's Form 8-K filed on April 30, 2025).*	Incorporated by Reference
10.18	Letter Agreement between Amcor Flexibles North America, Inc. and Fred Stephan, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.4 to Amcor plc's Form 8-K filed on April 30, 2025).*	Incorporated by Reference
10.19
Five-Year Syndicated Facility Agreement, dated as of March 3, 2025, by and among, Amcor plc, Amcor Pty Ltd, Amcor Finance (USA), Inc., Amcor UK Finance plc and Amcor Flexibles North America, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. ***
Incorporated by Reference
10.20	Berry Global Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on March 10, 2015).	Incorporated by Reference

Exhibit		Description	Form of Filing
10.21
First Amendment to Berry Global Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Berry Global Group, Inc.’s Current Report on Form 8-K filed on March 6, 2018).
Incorporated by Reference
10.22		Second Amendment to Berry Global Group, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Amcor plc's Registration Statement on Form S-8 filed on May 7, 2025).	Incorporated by Reference
10.23
Separation and Distribution Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 2.2 to Berry Global Group, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024).
Incorporated by Reference
10.24
Tax Matters Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.1 to Berry Global Group, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024).
Incorporated by Reference
10.25
Employee Matters Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.2 to Berry Global Group, Inc.’s Current Report on Form 8-K/A filed on February 12, 2024).
Incorporated by Reference
10.26
First Amendment to the Employee Matters Agreement, dated July 8, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.46 to Berry Global Group, Inc.’s Annual Report on Form 10-K filed on November 26, 2024).
Incorporated by Reference
10.27
Second Amendment to the Employee Matters Agreement, dated September 25, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.47 to Berry Global Group, Inc.’s Annual Report on Form 10-K filed on November 26, 2024).
Incorporated by Reference
10.28
Third Amendment to the Employee Matters Agreement, dated October 24, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.48 to Berry Global Group, Inc.’s Annual Report on Form 10-K filed on November 26, 2024).
Incorporated by Reference
10.29
Fourth Amendment to the Employee Matters Agreement, dated November 1, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc. and Glatfelter Corporation (incorporated by reference to Exhibit 10.49 to Berry Global Group, Inc.’s Annual Report on Form 10-K filed on November 26, 2024).
Incorporated by Reference
19		Insider Share Trading Policy	Filed Herewith
21		Subsidiaries of Amcor plc.	Filed Herewith
22		Subsidiary Guarantors and Issuers of Guaranteed Securities.	Filed Herewith
23		Consent of PricewaterhouseCoopers AG as auditors for the financial statements of Amcor plc.	Filed Herewith
31.1		Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith
31.2		Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished Herewith
97		Amcor plc Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Amcor plc's Form 10-K filed on August 16, 2024).	Incorporated by Reference
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	Filed Electronically
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Electronically
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Electronically
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Electronically
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Electronically

Exhibit		Description	Form of Filing
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Electronically
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically
* This exhibit is a management contract or compensatory plan or arrangement.
**Certain provisions of this Exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K. Amcor agrees to furnish supplementally to the SEC or its staff an unredacted copy of this Exhibit upon request.
***Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Item 16. - Form 10-K Summary

    None.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCOR PLC

By	/s/ Michael Casamento	By	/s/ Julie Sorrells
	Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
	August 15, 2025		August 15, 2025

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Casamento	/s/ Julie Sorrells
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
August 15, 2025	August 15, 2025

/s/ Peter Konieczny	/s/ Lucrèce Foufopoulos-De Ridder
Peter Konieczny, Director and Chief Executive Officer (Principal Executive Officer)	Lucrèce Foufopoulos-De Ridder, Director
August 15, 2025	August 15, 2025

/s/ Graeme Liebelt	/s/ Graham Chipchase
Graeme Liebelt, Director and Chairman	Graham Chipchase, Director
August 15, 2025	August 15, 2025

/s/ Nicholas (Tom) Long	/s/ Jonathan F. Foster
Nicholas (Tom) Long, Director	Jonathan F. Foster, Director
August 15, 2025	August 15, 2025

/s/ Stephen E. Sterrett	/s/ Susan Carter
Stephen E. Sterrett, Director	Susan Carter, Director
August 15, 2025	August 15, 2025

/s/ Achal Agarwal	/s/ James T. Glerum, Jr.
Achal Agarwal, Director	James T. Glerum, Jr., Director
August 15, 2025	August 15, 2025

/s/ Jill A. Rahman
Jill A. Rahman, Director
August 15, 2025

Schedule II - Valuation and Qualifying Accounts and Reserves
($ in millions)

    Reserves for Credit Losses, Sales Returns, Discounts, and Allowances:

Year ended June 30,	Balance at Beginning of the Year	Additions Charged to Profit and Loss	Write-offs	Foreign Currency Impact and Other (1)	Balance at End of the Year
2025	$24	$4	$(5)	$11	$34
2024	21	7	(3)	(1)	24
2023	25	3	(8)	1	21
(1)Foreign Currency Impact and Other includes reserve accruals related to acquisitions. Fiscal year 2025 includes $10 million impact from the Merger.