Form 10-Q
period 2025-09-30
Amcor plc
filed 2025-11-06
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of November 4, 2025, the registrant had 2,308,359,941 ordinary shares, $0.01 par value, outstanding.

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
•risk that the strategic review of our portfolio may cause disruptions to our business or may not result in completion of a transaction to restructure or divest non-core businesses or may not create additional value for our shareholders;
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
•physical impacts of climate change;
•significant disruption at a key manufacturing facility;
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

    These risks and uncertainties are supplemented by those identified from time to time in our filings with the Securities and Exchange Commission (the "SEC"), including without limitation, those described under Part I, "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and as updated by our quarterly reports on Form 10-Q. You can obtain copies of Amcor’s filings with the SEC for free at the SEC’s website (www.sec.gov). Forward-looking statements included herein are made only as of the date hereof and Amcor does not undertake any obligation to update any forward-looking statements, or any other information in this communication, as a result of new information, future developments or otherwise, or to correct any inaccuracies or omissions in them which become apparent, except as expressly required by law. All forward-looking statements in this communication are qualified in their entirety by this cautionary statement.

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2025	2024
Net sales	$5,745	$3,353
Cost of sales	(4,621)	(2,694)

Gross profit	1,124	659

Selling, general, and administrative expenses	(435)	(276)
Amortization of acquired intangible assets	(133)	(39)
Research and development expenses	(46)	(28)
Restructuring, transaction and integration expenses, net	(75)	(6)
Other income, net	26	2

Operating income	461	312

Interest income	15	11
Interest expense	(168)	(86)
Other non-operating income/(expenses), net	1	(1)

Income before income taxes and equity in income of affiliated companies	309	236

Income tax expense	(49)	(43)
Equity in income of affiliated companies, net of tax	2	—

Net income	$262	$193

Net income attributable to non-controlling interests	—	(2)

Net income attributable to Amcor plc	$262	$191

Basic earnings per share:	$0.113	$0.132
Diluted earnings per share:	$0.113	$0.132
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2025	2024
Net income	$262	$193
Other comprehensive income:
Net gains on cash flow hedges, net of tax (a)	3	1
Foreign currency translation adjustments, net of tax (b)	(4)	1
Net investment hedge of foreign operations, net of tax (c)	20	—
Excluded components of fair value hedges	6	11
Pension, net of tax (d)	1	1
Other comprehensive income	26	14
Total comprehensive income	288	207
Comprehensive income attributable to non-controlling interests	—	(2)
Comprehensive income attributable to Amcor plc	$288	$205

(a) Tax expense related to cash flow hedges	$(1)	$(1)
(b) Tax benefit related to foreign currency translation adjustments	$1	$1
(c) Tax expense related to net investment hedge of foreign operations	$(7)	$—
(d) Tax benefit related to pension adjustments	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$825	$827
Trade receivables, net of allowance for credit losses of $45 and $34, respectively	3,430	3,426
Inventories, net:
Raw materials and supplies	1,405	1,394
Work in process and finished goods	2,068	2,077
Prepaid expenses and other current assets	801	710
Total current assets	8,529	8,434
Non-current assets:
Property, plant, and equipment, net	8,220	8,202
Operating lease assets	1,123	1,116
Deferred tax assets	241	218
Other intangible assets, net	7,158	7,403
Goodwill	11,422	11,276
Employee benefit assets	70	60
Other non-current assets	384	357
Total non-current assets	28,618	28,632
Total assets	$37,147	$37,066
Liabilities
Current liabilities:
Current portion of long-term debt	$1,915	$141
Short-term debt	89	116
Trade payables	3,002	3,490
Accrued employee costs	532	619
Other current liabilities	2,647	2,621
Total current liabilities	8,185	6,987
Non-current liabilities:
Long-term debt, less current portion	12,820	13,841
Operating lease liabilities	916	910
Deferred tax liabilities	2,423	2,482
Employee benefit obligations	332	352
Other non-current liabilities	741	754
Total non-current liabilities	17,232	18,339
Total liabilities	$25,417	$25,326

Commitments and contingencies (See Note 15)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.01 par value)
Authorized (9,000 million shares)
Issued (2,308 and 2,305 million shares, respectively)	$23	$23
Additional paid-in capital	12,251	12,226
Retained earnings	516	548
Accumulated other comprehensive loss	(1,037)	(1,063)
Treasury shares (4 and 0 million shares, respectively)	(35)	(6)
Total Amcor plc shareholders' equity	11,718	11,728
Non-controlling interests	12	12
Total shareholders' equity	11,730	11,740
Total liabilities and shareholders' equity	$37,147	$37,066
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2025	2024
Cash flows from operating activities:
Net income	$262	$193
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and impairment	364	141
Net periodic benefit cost	4	4
Amortization of debt discount and other deferred financing costs	16	3
Net gain on disposal of property, plant, and equipment	(24)	—
Equity in income of affiliated companies	(2)	—
Net foreign exchange (gain)/loss	3	(2)
Share-based compensation	10	5
Other, net	(17)	12
Loss from highly inflationary accounting for Argentine subsidiaries	13	8
Deferred income taxes, net	(44)	(2)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(718)	(631)
Net cash used in operating activities	(133)	(269)
Cash flows from investing activities:
Business acquisitions	(16)	(11)
Purchase of property, plant, and equipment, and other intangible assets	(238)	(145)
Proceeds from sales of property, plant, and equipment, and other intangible assets	28	1
Net cash used in investing activities	(226)	(155)
Cash flows from financing activities:
Proceeds from exercise of options	—	13
Purchase of treasury shares and tax withholdings for share-based incentive plans	(36)	(47)
Proceeds from issuance of long-term debt	1	3
Repayment of long-term debt	(2)	(2)
Net borrowing of commercial paper	730	446
Net borrowing/(repayment) of short-term debt	(33)	7
Repayment of lease liabilities	(8)	(3)
Dividends paid	(294)	(180)
Net cash provided by financing activities	358	237

Effect of exchange rates on cash and cash equivalents	(1)	31

Net decrease in cash and cash equivalents	(2)	(156)
Cash and cash equivalents balance at beginning of year	827	588

Cash and cash equivalents balance at end of period	$825	$432

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$163	$43
Income taxes paid	$105	$75

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$88	$69
Contingent purchase considerations related to acquired businesses, accrued but not paid	$6	$17
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of June 30, 2024	$14	$4,019	$879	$(1,020)	$(11)	$72	$3,953
Net income			191			2	193
Other comprehensive income				14		—	14
Dividends declared ($0.1250 per share)			(180)			—	(180)
Options exercised and shares vested, and related tax withholdings		(37)			45		8
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		43					43
Purchase of treasury shares					(43)		(43)
Share-based compensation expense		5					5
Balance as of September 30, 2024	$14	$4,030	$890	$(1,006)	$(9)	$74	$3,993

Balance as of June 30, 2025	$23	$12,226	$548	$(1,063)	$(6)	$12	$11,740
Net income			262			—	262
Other comprehensive income				26		—	26
Issuance of shares for share-based awards	—	25			(25)		—
Dividends declared ($0.1275 per share)			(294)			—	(294)
Options exercised and shares vested, and related tax withholdings		(32)			18		(14)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		22					22
Purchase of treasury shares					(22)		(22)
Share-based compensation expense		10					10
Balance as of September 30, 2025	$23	$12,251	$516	$(1,037)	$(35)	$12	$11,730
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

    Amcor plc ("Amcor" or the "Company") is a public limited company incorporated under the Laws of the Bailiwick of Jersey. The Company's history dates back more than 150 years, with origins in both Australia and the United States of America. On April 30, 2025, the Company completed its acquisition (the "Merger") of Berry Global Group, Inc ("Berry"). The combination of Amcor and Berry has created the global leader in consumer packaging and dispensing solutions for healthcare, beauty and wellness and nutrition, that employs approximately 77,000 people and has more than 400 manufacturing facilities in more than 40 countries. See Note 3, "Acquisitions" for more information on the Berry acquisition.

    Today, we are the global leader in developing and producing responsible consumer packaging and dispensing solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enables us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons, and closures that are more functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. Further, the year-end condensed consolidated balance sheet data as of June 30, 2025, was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. It is management's opinion, however, that all material and recurring adjustments have been made that are necessary for a fair statement of the Company's interim financial position, results of operations, and cash flows. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

    There have been no material changes to the accounting policies followed by the Company during the current fiscal year to date. The Company reclassified prior year comparatives in the unaudited condensed consolidated statements of income to conform to the current year's presentation which provides a standalone line item for the amortization expense on the Company's intangible assets. The Company has certain U.S. and foreign subsidiaries that report on a 5-4-4 calendar or 52-week fiscal year, all of which were acquired as part of the Merger completed on April 30, 2025, and which the Company consolidates into its respective fiscal period. The difference in period end for these foreign and U.S. subsidiaries has been determined to not be material. Certain amounts in the Company's notes to unaudited condensed consolidated financial statements may not add or recalculate due to rounding.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

    In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 that adds new reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit or loss. The ASU became effective for the Company beginning with its fiscal year ending June 30, 2025, and interim periods beginning with the first quarter of fiscal year 2026. The Company adopted ASU 2023-07 in fiscal year 2025, which modified our annual disclosures and our interim disclosures in fiscal year 2026. See Note 13, "Segments."

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

    In September 2025, the FASB issued ASU 2025-06 to modernize the guidance for accounting for software costs by aligning the accounting with how software is developed today. The ASU becomes effective for the Company for annual and interim periods beginning July 1, 2028, with early adoption permitted, and can be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the impact that this guidance will have on its financial statements and disclosures.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

Note 3 - Acquisitions

Fiscal Year 2026 - Acquisition

    On August 29, 2025, the Company completed the acquisition of 100% equity interest in a Brazilian entity manufacturing rigid packaging. The purchase consideration amounted to $16 million and is subject to customary post-closing adjustments. The acquisition is part of the Company's Global Rigid Packaging Solutions reportable segment and has resulted in the recognition of acquired identifiable net assets of $15 million and goodwill of $1 million. Goodwill is not deductible for tax purposes. The fair values of the identifiable net assets acquired and goodwill are based on the Company's best estimate as of September 30, 2025, and are considered preliminary. The fair value estimates for the acquisition were based on market and cost valuation methods. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

    Pro forma information related to the acquisition has not been presented, as the effect of the acquisition on the Company's condensed consolidated financial statements was not material.

Fiscal Year 2025 - Acquisition of Berry Global Group, Inc.

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

    The Merger with Berry positions the Company as a global leader in consumer packaging and dispensing solutions for healthcare, beauty and wellness and nutrition with a comprehensive global footprint in flexible and rigid packaging solutions and greater scale in the key regions of North America, Latin America, Asia Pacific and Europe, along with industry-leading research and development capabilities.

    The Merger with Berry was accounted for as a business combination in accordance with ASC 805, "Business Combinations," with Amcor management determining that Amcor is the accounting acquirer in the Merger. The purchase consideration was required to be allocated to the estimated fair values of identifiable assets acquired and liabilities assumed in the transaction.

    The following is a summary of the preliminary allocation of the purchase price and measurement period adjustments made in the first quarter of fiscal year 2026:

($ in millions)	Initial Purchase Price Allocation	Measurement Period Adjustments	Revised Preliminary Purchase Price Allocation
Cash and cash equivalents	$555	$—	$555
Trade receivables	1,313	(16)	1,297
Inventories	1,543	(13)	1,530
Prepaid expenses and other current assets	159	(6)	153
Property, plant, and equipment	4,310	2	4,312
Operating lease assets	589	4	593
Deferred tax assets	39	—	39
Other intangible assets	6,231	(110)	6,121
Employee benefit assets	31	—	31
Other non-current assets	19	(7)	12
Total identifiable assets acquired	$14,789		$14,643

Current portion of long-term debt	$859	$—	$859
Short term debt	1	—	1
Trade payables	624	—	624
Accrued employee costs	156	2	158
Other current liabilities	990	28	1,018
Non-current operating lease liabilities	474	4	478
Long-term debt, less current portion	4,362	—	4,362
Deferred tax liabilities	2,022	(44)	1,978
Employee benefit obligations	154	—	154
Other non-current liabilities	604	7	611
Total liabilities assumed	$10,246		$10,243
Net identifiable assets acquired	$4,543		$4,400
Fair value of non-controlling interest	(5)	(1)	$(6)
Goodwill	5,859	144	6,003
Net assets acquired	$10,397		$10,397

    The following table details the preliminary identifiable intangible assets acquired from Berry, their fair values and estimated useful lives:

($ in millions)	Fair Value ($ in millions)	Weighted-average Estimated Useful Life (Years)
Customer relationships	$5,385	16
Technology	326	8
Other	410	10
Total other intangible assets	$6,121

    The purchase price allocation is preliminary in nature and subject to adjustments, which could be material. The Company is still evaluating the fair value of acquired property, plant and equipment, intangible assets, certain income tax related items and non-controlling interest in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. Any necessary adjustments will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price resulted in $1,689 million of goodwill for the Global Flexible Packaging Solutions Segment and $4,314 million of goodwill for the Global Rigid Packaging Solutions Segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies.

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

Note 4 - Restructuring, Transaction, and Integration Expenses, Net

    Restructuring, transaction and integration expenses, net, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended September 30,
($ in millions)	2025	2024
Transaction costs	$(22)	$—
Restructuring, integration and related expenses, net (1)	(53)	(6)
Restructuring, transaction, and integration expenses, net	$(75)	$(6)
(1)Includes restructuring and related expenses of $45 million and integration costs of $8 million for the three months ended September 30, 2025. The three months ended September 30, 2024, includes restructuring and related expenses of $6 million.

    Transaction costs include advisory services, financing-related, legal, and other costs associated with the Merger. Refer to Note 3, "Acquisitions."

    Refer to Note 5, "Restructuring" for information on restructuring, integration and other related expenses, net.

Note 5 - Restructuring

    Restructuring and related expenses, net, were $45 million and $6 million during the three months ended September 30, 2025, and 2024. The net expenses related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as part of restructuring, transaction and integration expenses, net. The Company's restructuring activities for the three months ended September 30, 2025, were primarily comprised of restructuring activities related to the Berry Plan (as defined below). In the three months ended September 30, 2024, the Company's restructuring activities primarily related to the 2023 Restructuring Plan (as described in footnote 2 in the Consolidated Restructuring Plans table below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more complete information on its restructuring activities.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The total Berry Plan pre-tax cash cost is estimated at $280 million, net, including restructuring activities and general integration expenses. As of September 30, 2025, the Company has initiated restructuring projects with an expected net cost of approximately $165 million, of which $94 million relates to employee related expenses, $13 million to fixed asset related expenses (net of expected gains on asset disposals), $33 million to other restructuring expenses, and $25 million to restructuring related expenses. In addition, the Company expects to spend approximately $90 million on general integration costs. The Company estimates that restructuring and general integration activities initiated to date will result in net cash expenditures of approximately $190 million. The Berry Plan relates to both reportable segments and Corporate and is expected to be completed by the end of fiscal year 2028.

    In the three months ended September 30, 2025, the Company incurred $48 million in employee related expenses, $3 million in other restructuring, and $2 million in restructuring related expenses, partially offset by a net gain of $13 million on fixed asset related items, with $9 million incurred in the Global Flexible Packaging Solutions reportable segment and $28 million incurred in the Global Rigid Packaging Solutions reportable segment, and $3 million incurred in Corporate. Net cash outflows for restructuring and related expenses for the three months ended September 30, 2025, were approximately $1 million. Net cash expenditures of approximately $100 million to $120 million are expected for the balance of the fiscal year for restructuring and general integration activities, with $80 million to $90 million representing payments for restructuring and related expenses.

    From the initiation of the Berry Plan through September 30, 2025, the Company has incurred $62 million in employee related expenses, $3 million in other restructuring and $2 million in restructuring related expenses, partially offset by a net gain of $13 million on fixed asset related items, with $23 million incurred in the Global Flexible Packaging Solutions reportable segment, $28 million incurred in the Global Rigid Packaging Solutions reportable segment, and $3 million incurred in Corporate. To date, the Berry Plan has resulted in approximately $4 million of restructuring net cash outflows. The Company has also incurred $41 million in general integration expenses to date, in both reportable segments and Corporate.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). Expenses incurred on such programs are primarily costs to move equipment and other costs.

Consolidated Restructuring Plans

    The total restructuring and related costs incurred in the first quarter of fiscal years 2025 and 2026 are as follows:

($ in millions)	Berry Plan (1)	2023 Restructuring Plan (2)	Other Restructuring Plans (3)	Total Restructuring and Related Expenses
Fiscal year 2025, first quarter	—	6	—	6
Fiscal year 2026, first quarter	40	—	5	45
(1)Includes restructuring related expenses of $2 million for the first quarter of fiscal year 2026.

(2)The 2023 Restructuring Plan was announced on February 7, 2023, and relates to the Company’s various cost saving initiatives to partly offset divested earnings from the three manufacturing facilities in Russia that were sold in fiscal year 2023. This plan was completed at the end of calendar year 2025 and included restructuring related expenses of $2 million for the first quarter of fiscal year 2025.
(3)Includes restructuring related costs of $2 million for the first quarter of fiscal year 2026.

    An analysis of the restructuring charges by type incurred is as follows:

	Three Months Ended September 30,
($ in millions)	2025	2024
Employee related expenses	$48	$—
Fixed asset related expenses/(gains) (1)	(12)	1
Other expenses	5	3
Total restructuring expenses, net	$41	$4

(1) Three Months Ended September 30, 2025 includes a net gain on disposal of $21 million.

    An analysis of the Company's restructuring plan liability, not including restructuring related liabilities, is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2025	$97	$—	$8	$105
Net charges to earnings	48	9	5	62
Cash paid	(26)	—	(4)	(30)
Non-cash and other	(1)	(9)	—	(10)
Liability balance as of September 30, 2025	$118	$—	$9	$127

     The majority of the accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 6 - Supply Chain Financing Arrangements

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

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2025, and June 30, 2025, the amounts due to suppliers participating in the Company’s SCF programs amounted to $0.8 billion and $0.9 billion, respectively.

Note 7 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Global Flexible Packaging Solutions Segment	Global Rigid Packaging Solutions Segment	Total
Balance as of June 30, 2025	$6,086	$5,190	$11,276
Acquisitions and acquisition adjustments (1)	32	113	145
Foreign currency translation	5	(4)	1
Balance as of September 30, 2025	$6,123	$5,299	$11,422
(1)Acquisitions and acquisition adjustments are detailed in Note 3, "Acquisitions".

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	September 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,412	$(1,114)	$6,298
Computer software	318	(218)	100
Other	1,079	(319)	760
Total other intangible assets	$8,809	$(1,651)	$7,158

	June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,530	$(1,020)	$6,510
Computer software	316	(214)	102
Other	1,079	(288)	791
Total other intangible assets	$8,925	$(1,522)	$7,403
(1)Accumulated amortization and impairment as of September 30, 2025, and June 30, 2025, included $39 million of accumulated impairment in the Other category. In addition, September 30, 2025, and June 30, 2025, included $13 million of accumulated impairment in the computer software category.

    Amortization expenses for intangible assets were $137 million and $42 million during the three months ended September 30, 2025, and 2024, respectively.

    As of September 30, 2025, the purchase price allocation of the Merger remains preliminary (refer to Note 3, "Acquisitions" for further information). As a result of measurement period adjustments identified during the three months ended September 30, 2025, the revised expected future amortization expense on its intangible assets is as follows:

($ in millions)	Amortization expense
Fiscal year 2026 (1)	$580
Fiscal year 2027	582
Fiscal year 2028	580
Fiscal year 2029	574
Fiscal year 2030	569
(1)Fiscal year 2026 includes $137 million incurred for the three months ended September 30, 2025, as well as the expected amortization for the remainder of the annual reporting period ended June 30, 2026.

Note 8 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of September 30, 2025, and June 30, 2025, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company's long-term debt with fixed interest rates is based on market prices, if available, or expected future cash flows discounted at the current interest rate for financial liabilities with similar risk profiles.

    The carrying values and estimated fair values of term debt with fixed interest rates (excluding the fair value of designated receive-fixed, pay-variable rate swaps) were as follows:

	September 30, 2025		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total term debt with fixed interest rates (excluding commercial paper and finance leases)	$12,201	$12,316	$12,174	$12,213

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$2	$—	$2
Forward exchange contracts	—	4	—	4
Total assets measured at fair value	$—	$6	$—	$6

Liabilities
Contingent purchase consideration	$—	$—	$18	$18
Commodity contracts	—	1	—	1
Forward exchange contracts	—	2	—	2
Interest rate swaps	—	58	—	58
Cross currency swaps	—	461	—	461
Total liabilities measured at fair value	$—	$522	$18	$540

	June 30, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	6	—	6
Total assets measured at fair value	$—	$7	$—	$7

Liabilities
Contingent purchase consideration	$—	$—	$20	$20
Commodity contracts	—	3	—	3
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	63	—	63
Cross currency swaps	—	497	—	497
Total liabilities measured at fair value	$—	$568	$20	$588

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of September 30, 2025, the Company had contingent purchase consideration liabilities of $18 million, consisting of $6 million of contingent purchase consideration predominantly relating to historical acquisitions and a $12 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material.

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

    During the three months ended September 30, 2025, the Company has recorded impairment charges of $8 million related to long-lived assets, with $7 million incurred in the Global Rigid Packaging Solutions reportable segment and $1 million incurred in the Global Flexible Packaging Solutions reportable segment. For information on long-lived asset impairments, refer to Note 5, "Restructuring".

    During the three months ended September 30, 2024, the Company recorded an impairment charge of $4 million within the Global Flexible Packaging Solutions reportable segment, to adjust the carrying value of the net assets of $11 million that were held for sale to their estimated fair value less cost to sell. The Company subsequently completed the sale of these non-core assets in the three months ended December 31, 2024.

    During the three months ended September 30, 2025, and for the period ended September 30, 2024, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill.

    Refer to Note 3, "Acquisitions" for further information about the preliminary estimated acquisition date fair values of the identifiable assets acquired and liabilities assumed in the Merger.

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

    As of September 30, 2025, and June 30, 2025, the total notional amount of the Company’s receive-fixed, pay-variable interest rate swaps was $650 million.

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

    As of September 30, 2025, and June 30, 2025, the notional amounts of the outstanding forward contracts were $593 million and $600 million, respectively.

    The Company has designated certain cross currency swap contracts as a fair value hedge of its $500 million notes, recognizing the components excluded from the hedging relationship in accumulated other comprehensive loss ("AOCI") and reclassifying into earnings through the accrual of periodic interest settlement on the swaps. During the three month period ended September 30, 2025, there have not been any changes to these hedging relationships. These swaps mature on May 23, 2029.

    The Company also uses various cross currency swaps, and an outstanding long-term euro denominated debt to hedge certain euro and pound sterling net investments in foreign operations, with the effective movements in fair value of the swaps being recognized in AOCI. The Company also uses a cross currency swap as an economic hedge of certain foreign intercompany loans. The swaps all mature on June 15, 2026. During the three month period ended September 30, 2025, there have not been any changes to these hedging relationships.

    At September 30, 2025, and June 30, 2025, the Company had cross currency swaps outstanding with a notional amount of $3.0 billion.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	September 30, 2025	June 30, 2025
Commodity	Volume	Volume
Aluminum	21,066 tons	29,354 tons
PET resin	1,763,805 lbs.	5,840,909 lbs.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	September 30, 2025	June 30, 2025
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$2	$1
Forward exchange contracts	Other current assets	3	6
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	1	—
Total current derivative contracts		6	7
Total non-current derivative contracts		—	—
Total derivative asset contracts		$6	$7

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$3
Forward exchange contracts	Other current liabilities	2	4
Derivatives in net investment hedge relationships:
Cross currency swaps	Other current liabilities	268	294
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	—	1
Cross currency swaps	Other current liabilities	112	114
Total current derivative contracts		383	416
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	58	63
Cross currency swaps	Other non-current liabilities	81	89
Total non-current derivative contracts		139	152
Total derivative liability contracts		$522	$568

    Refer to Note 8, "Fair Value Measurements", for further information about the fair value of the derivative instruments, by level, within the fair value hierarchy.

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,
($ in millions)		2025	2024
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(1)	$1
Treasury locks	Interest expense	(1)	(1)
Total		$(2)	$—

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended September 30,
($ in millions)		2025	2024
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	1	$—
Interest rate swaps	Other income, net	—	(1)
Cross currency swaps (1)	Other income, net	4	—
Total		$5	$(1)

(1)Includes the amortization of the excluded component of cross currency swaps designated in a net investment hedge relationship.

	Location of Gain Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended September 30,
($ in millions)		2025	2024
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$5	$25
Cross currency swaps (1)	Interest expense	4	3
Cross currency swaps	Other income, net	(2)	(35)
Total		$7	$(7)

(1)Represents the gains for amounts excluded from the effectiveness testing.

Note 10 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for defined benefit plans includes the following components:

	Three Months Ended September 30,
($ in millions)	2025	2024
Service cost	$5	$4
Interest cost	22	13
Expected return on plan assets	(24)	(13)
Amortization of actuarial loss	2	1
Amortization of prior service credit	(1)	(1)
Net periodic benefit cost	$4	$4

    Service cost is included in operating income. All other components of net periodic benefit cost are recorded within other non-operating income/(expenses), net.

Note 11 - Income Taxes

    The provision for income taxes for the three months ended September 30, 2025 and 2024 is based on the Company’s estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in income of affiliated companies, and is adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended September 30, 2025, decreased by 2.3 percentage points compared to the three months ended September 30, 2024, from 18.2% to 15.9%, primarily due to differences in non-deductible expenditure, and discrete events between the periods.

Note 12 - Shareholders' Equity

    The changes in ordinary and treasury shares during the three months ended September 30, 2025, and 2024 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2024	1,445	$14	1	$(11)
Options exercised and shares vested	—	—	(4)	45
Purchase of treasury shares	—	—	4	(43)
Balance as of September 30, 2024	1,445	$14	1	$(9)

Balance as of June 30, 2025	2,305	$23	—	$(6)
Options exercised and shares vested	—	—	(1)	18
Purchase of treasury shares	—	—	2	(22)
Issuance of shares	3	—	3	(25)
Balance as of September 30, 2025	2,308	$23	4	$(35)

    The changes in the components of accumulated other comprehensive loss, net of tax, during the three months ended September 30, 2025, and 2024 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)
Balance as of June 30, 2024	$(931)	$(13)	$(55)	$(21)	$(1,020)
Other comprehensive income before reclassifications	1	—	1	12	14
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current period other comprehensive income	1	—	1	12	14
Balance as of September 30, 2024	$(930)	$(13)	$(54)	$(9)	$(1,006)

Balance as of June 30, 2025	$(910)	$(73)	$(53)	$(27)	$(1,063)
Other comprehensive income / (loss) before reclassifications	(4)	20	—	7	23
Amounts reclassified from accumulated other comprehensive loss	—	—	1	2	3
Net current period other comprehensive income / (loss)	(4)	20	1	9	26
Balance as of September 30, 2025	$(914)	$(53)	$(52)	$(18)	$(1,037)

    The following tables provide details of amounts reclassified from AOCI into income:

	Three Months Ended September 30,
($ in millions)	2025	2024
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)
Amortization of actuarial loss	2	1
Effect of pension settlement/curtailment	—	—
Total before tax effect	1	—
Tax effect on amounts reclassified into earnings	—	—
Total net of tax	$1	$—

(Gains)/Losses on cash flow hedges:
Commodity contracts	$1	$(1)
Forward exchange contracts	—	—
Treasury locks	1	1
Total before tax effect	2	—
Tax effect on amounts reclassified into earnings	—	—
Total net of tax	$2	$—

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company acquired shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    As of June 30, 2025, the Company had forward contracts outstanding that were entered into in September 2022 to purchase 2 million shares at a weighted average price of $12.16. During the three months ended September 30, 2025, the Company settled the remaining forward contracts and therefore had no such contracts outstanding as of September 30, 2025.

    As of June 30, 2025, the forward contracts to purchase the Company's own shares were included in other current liabilities in the unaudited condensed consolidated balance sheets. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts was determined based on the present value of the cost required to settle the contracts.

Note 13 - Segments

    The Company's business is organized and presented in the two reportable segments outlined below.

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

    In the fourth quarter of fiscal year 2025, following the Merger with Berry, the Company appointed Chief Operating Officers to lead each of its reportable segments. The Chief Operating Officers report directly to the Company's Chief Operating Decision Maker ("CODM"), which the Company has determined is its Chief Executive Officer. The Company's measure of profit for its reportable segments is adjusted earnings before interest and taxes ("Adjusted EBIT"). The Company defines Adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in income/(loss) of affiliated companies, net of tax. The Company's management, including the CODM, uses Adjusted EBIT to evaluate segment performance and allocate resources. The Company's CODM uses consolidated expense information in the evaluation of segment performance and to allocate resources and is not regularly provided disaggregated expense information for each of the reportable segments.

    The accounting policies of the reportable segments are the same as those in the unaudited condensed consolidated financial statements.

    The following table presents information about reportable segments. Intersegment sales are not material and therefore are not presented in the table below:

	Three Months Ended September 30,
($ in millions)	2025	2024
Global Flexible Packaging Solutions	$3,257	$2,552
Global Rigid Packaging Solutions	2,488	801
Net sales	$5,745	$3,353

Global Flexible Packaging Solutions	$(2,831)	$(2,223)
Global Rigid Packaging Solutions	(2,193)	(739)
Other	(34)	(26)
Segment expenses and other (1)	$(5,058)	$(2,988)

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Global Flexible Packaging Solutions	$426	$329
Global Rigid Packaging Solutions	295	62
Other	(34)	(26)
Adjusted EBIT	687	365
Less: Amortization of acquired intangible assets from business combinations (2)	(133)	(39)
Less: Impact of hyperinflation (3)	(11)	(2)
Less: Transaction costs (4)	(22)	—
Less: Restructuring, integration and related expenses, net (5)	(53)	(6)
Less: Other (6)	(4)	(7)
Interest income	15	11
Interest expense	(168)	(86)
Equity in (income)/loss of affiliated companies, net of tax	(2)	—
Income before income taxes and equity in (income)/loss of affiliated companies	$309	$236

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
(4)Transaction costs includes incremental costs related to the Merger. Refer to Note 4 "Restructuring, Transaction, and Integration Expenses, Net".
(5)For the three months ended September 30, 2025, Restructuring, integration and related expenses, net, primarily includes costs incurred in connection with the Berry Plan. For the three months ended September 30, 2024, Restructuring, integration and related expenses, net includes expenses relating to 2023 Restructuring Plan. Refer to Note 5 - "Restructuring" for further information.
(6)For the three months ended September 30, 2025, Other includes various expense and income items primarily relating to legal matters. For the three months ended September 30, 2024, Other includes various expense and income items primarily relating to an impairment charge of $4 million (refer to Note 8 - "Fair Value Measurements"), and fair value movements on economic hedges.

    The tables below present additional financial information by reportable segments:

    Capital expenditures for the acquisition of long-lived assets by reportable segment were:

	Three Months Ended September 30,
($ in millions)	2025	2024
Global Flexible Packaging Solutions	$122	$103
Global Rigid Packaging Solutions	116	41
Other	—	1
Total capital expenditures for the acquisition of long-lived assets	$238	$145

    Depreciation and amortization on long-lived assets by reportable segment were:

	Three Months Ended September 30,
($ in millions)	2025	2024
Global Flexible Packaging Solutions	$173	$107
Global Rigid Packaging Solutions	185	31
Other	4	2
Total depreciation and amortization on long-lived assets	$362	$140

    Total assets by segment are not disclosed as the CODM does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The following table disaggregates net sales by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended September 30,
	2025			2024
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$1,544	$1,387	$2,931	$1,032	$605	$1,637
Latin America	267	192	459	271	196	467
Europe	1,050	820	1,870	838	—	838
Asia Pacific	396	89	485	411	—	411
Net sales	$3,257	$2,488	$5,745	$2,552	$801	$3,353

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

	Three Months Ended September 30,
(in millions, except per share amounts)	2025	2024
Numerator
Net income attributable to Amcor plc	$262	$191
Distributed and undistributed earnings attributable to shares to be repurchased	—	(1)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$262	$190

Denominator
Weighted-average ordinary shares outstanding (1)	2,315	1,444
Weighted-average ordinary shares to be repurchased by Amcor plc	(1)	(4)
Weighted-average ordinary shares outstanding for EPS—basic	2,314	1,440
Effect of dilutive shares	1	4
Weighted-average ordinary shares outstanding for EPS—diluted	2,315	1,444

Per ordinary share income
Basic earnings per ordinary share	$0.113	$0.132
Diluted earnings per ordinary share	$0.113	$0.132

(1)For the three months ended September 30, 2025, the calculation of weighted-average ordinary shares outstanding includes approximately 10 million shares that had not been issued as of September 30, 2025, but whose issuance is not contingent on factors other than the passage of time.

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 25 million and 19 million shares, for the three months ended September 30, 2025, and 2024 respectively.

Note 15 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of September 30, 2025, the Company has recorded accruals of $13 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $25 million as of September 30, 2025. The litigation process is subject to many uncertainties, and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of September 30, 2025, the Company provided letters of credit of $17 million, judicial insurance of $1 million, and deposited cash of $16 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of September 30, 2025, the Company has recorded aggregate accruals of $10 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of September 30, 2025, the Company has also recorded aggregate accruals of $65 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three months ended September 30, 2025.

    While the Company believes that its accruals are adequate to cover its future obligations, there can be no assurance that the ultimate payments will not exceed the accrued amounts. Nevertheless, based on the available information, the Company does not believe that its potential environmental obligations will have a material adverse effect on its liquidity, results of operations, or financial condition.

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

Note 16 - Subsequent Events

    On November 5, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.13 per share to be paid on December 17, 2025, to shareholders of record as of November 28, 2025. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from November 27, 2025, to November 28, 2025, inclusive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our Form 10-K for fiscal year 2025 filed with the U.S. Securities and Exchange Commission (the "SEC") on August 15, 2025, together with the unaudited condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q. Throughout the MD&A, amounts and percentages may not recalculate due to rounding.

Summary of Financial Results

	Three Months Ended September 30,
($ in millions)	2025		2024
Net sales	$5,745	100.0%	$3,353	100.0%
Cost of sales	(4,621)	(80.4%)	(2,694)	(80.3%)

Gross profit	1,124	19.6%	659	19.7%

Operating expenses:
Selling, general, and administrative expenses	(435)	(7.6%)	(276)	(8.2%)
Amortization of acquired intangible assets	(133)	(2.3%)	(39)	(1.2%)
Research and development expenses	(46)	(0.8%)	(28)	(0.8%)
Restructuring, transaction and integration expenses, net	(75)	(1.3%)	(6)	(0.2%)
Other income, net	26	0.5%	2	0.1%

Operating income	461	8.0%	312	9.3%

Interest income	15	0.3%	11	0.3%
Interest expense	(168)	(2.9%)	(86)	(2.6%)
Other non-operating income/(expenses), net	1	—%	(1)	—%

Income before income taxes and equity in income of affiliated companies	309	5.4%	236	7.0%

Income tax expense	(49)	(0.9%)	(43)	(1.3%)
Equity in income of affiliated companies, net of tax	2	—%	—	—%

Net income	$262	4.6%	$193	5.8%

Net income attributable to non-controlling interests	—	—%	(2)	(0.1%)

Net income attributable to Amcor plc	$262	4.6%	$191	5.7%

Overview

    Amcor is the global leader in developing and producing responsible packaging solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enables us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons and closures that are more sustainable, functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future. Supported by a commitment to safety, in fiscal year 2025, 77,000 people generated $23 billion in annualized sales from operations on a pro forma basis from over 400 locations in more than 40 countries.

Significant Developments and Trends

Merger with Berry Global Group, Inc.

    On November 19, 2024, the Company, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Berry Global Group, Inc., a Delaware corporation (“Berry”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Merger Sub with and into Berry (the “Merger”), with Berry surviving the Merger as a wholly-owned subsidiary of Amcor. On April 30, 2025, we completed the transactions called for by the Merger Agreement to obtain all of the ownership interest in Berry for purchase consideration of $10.4 billion, not including Berry debt assumed by Amcor of approximately $5.2 billion. In connection with the closing of the Merger, we issued approximately 846 million ordinary shares to Berry shareholders, excluding shares for Berry vested share-based payment and cash settled awards at closing, and paid $2.2 billion in connection with the required extinguishment of certain Berry indebtedness using the proceeds from the cumulative issuance of $2.2 billion in long-term debt in March 2025. Refer to Part 1, Item 1 - Financial Statements, Note 3, "Acquisitions", for further information.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The Company continues to target realizing approximately $530 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings, $60 million in annual financial synergies and $60 million in pre-tax earnings benefits from growth synergies by the end of fiscal year 2028. The total Berry Plan pre-tax cash cost is estimated at $280 million, net, including restructuring activities and general integration expenses. As of September 30, 2025, the Company has initiated restructuring projects with an expected net cost of approximately $165 million, of which $94 million relates to employee related expenses, $13 million to fixed asset related expenses (net of expected gains on asset disposals), $33 million to other restructuring expenses, and $25 million to restructuring related expenses. In addition, the Company expects to spend approximately $90 million on general integration costs. The restructuring and general integration activities initiated to date are expected to result in $190 million of net cash expenditures. The Berry Plan is expected to be completed by the end of fiscal year 2028.

    In the three months ended September 30, 2025, the Company incurred $48 million in employee related expenses, $3 million in other restructuring, and $2 million in restructuring related expenses, partially offset by a net gain of $13 million on fixed asset related items, with $9 million incurred in the Global Flexible Packaging Solutions reportable segment, $28 million incurred in the Global Rigid Packaging Solutions reportable segment, and $3 million incurred in Corporate. The Company also incurred $8 million in integration activities in the first quarter of fiscal year 2026. Net cash outflows for restructuring and related expenses for the three months ended September 30, 2025, were approximately $1 million. Net cash expenditures of approximately $100 million to $120 million are expected for the balance of fiscal year 2026 for restructuring and general integration activities, with $80 million to $90 million representing payments for restructuring and related expenses.

Review of Portfolio-Related Strategic Alternatives

    In August 2025, we announced that we are reviewing strategic alternatives to maximize the value of our portfolio and have identified businesses with combined sales of $2.5 billion, which includes our North American Beverage business, for further review given they are less aligned with one or more core portfolio attributes including attractive growth and margin profile, industry structure, and scale and leadership position. Possible actions for these businesses include and are not limited to restructuring, partnership and joint venture ownership models, cash sale or a combination thereof. While we continue to progress in our strategic alternatives review and expect to make progress in fiscal year 2026 on actions related to this strategic review, we have not identified a set deadline or definitive timetable for completion of the strategic alternatives review process and related actions and there is no assurance that this review will result in any transaction or that any such outcome will be successful.

Economic and Market Conditions

    Market dynamics remain challenging with softer consumer demand and customer order volatility in certain markets, and higher costs in certain areas, including labor costs, during the first quarter of fiscal year 2026. The underlying causes for the market volatility being experienced can be attributed to a variety of factors, such as geopolitical tension and conflicts, volatility and changes in U.S. domestic and global tariff frameworks and inflation in many economies impacting consumption and consumer demand. Rapid changes in U.S. trade policies, including the announcement of wide-spread tariff increases which were paused and then re-announced, amid persistent inflation in the U.S., has impacted global market conditions resulting in fluctuating consumer demand across many categories.

    While we generally source and manufacture our products in the local markets where they are sold, the volatility in tariffs may continue to negatively impact customer and consumer demand, disrupt our supply chains, and increase inflation, raising our costs. In this context, we have remained focused on taking price and cost actions to offset inflation and aligning our cost base with market dynamics and expect to continue to do so. There is no assurance that we will meet our performance expectations or that ongoing geopolitical tensions, including disruptions related to tariffs and other factors, will not negatively impact our financial results.

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. The impact of highly inflationary accounting in the three months ended September 30, 2025, and 2024 resulted in a negative impact on monetary assets of $11 million and $2 million, respectively, and $11 million and $2 million in the three months ended September 30, 2025, and 2024, respectively, in foreign currency transaction losses that were reflected in the unaudited condensed consolidated statements of income. In October 2025, the Argentine central bank indicated it had signed a $20 billion exchange-rate stabilization agreement with the United States Treasury Department. We continue to monitor the foreign currency exposure risk of our operations in Argentina, which represented less than 1% of total assets as of September 30, 2025.

Results of Operations - Three Months Ended September 30, 2025

Consolidated Results of Operations

	Three Months Ended September 30,
($ in millions, except per share data)	2025	2024
Net sales	$5,745	$3,353
Operating income	461	312
Operating income as a percentage of net sales	8.0%	9.3%

Net income attributable to Amcor plc	$262	$191
Diluted Earnings Per Share	$0.113	$0.132

    Net sales increased by $2,392 million, or 71%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Excluding the increase of sales from the merger with Berry Global Group, Inc. (the "Merger"), net of divestments, of approximately $2,363 million, the positive currency impacts of approximately $110 million, and the negative impacts from the pass-through of lower raw material costs of approximately $23 million, the remaining variation in net sales for the three months ended September 30, 2025 was a decrease of approximately $58 million or 2%, reflecting lower sales volumes of approximately 3% and favorable price/mix impact of approximately 1%.

    Net income attributable to Amcor plc increased by $71 million, or 37%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This is mainly due to increased gross profit of $465 million and higher other income, net, of $24 million, partially offset by higher selling, general, and administrative expenses of $159 million, increased amortization of acquired intangible assets of approximately $94 million, increased restructuring, transaction and integration expenses of $69 million, increased research and development expenses of $18 million, and higher interest expense, net, of $78 million, all primarily due to the Merger.

    Diluted earnings per share ("Diluted EPS") decreased by $0.019, or 14%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, with the net income available to ordinary shareholders of Amcor plc increasing by 38% due to the above items and the diluted weighted average number of shares remaining increasing by 60% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in the diluted weighted-average number of shares outstanding was largely due to the completion of the Merger with Berry and the related share issuances.

Segment Results of Operations

Global Flexible Packaging Solutions Segment

	Three Months Ended September 30,
($ in millions)	2025	2024
Net sales	$3,257	$2,552
Adjusted EBIT	426	329
Adjusted EBIT as a percentage of net sales	13.1%	12.9%

    Net sales increased by $705 million, or 28% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Excluding the increase of sales from the Merger, net of divestments, of approximately $640 million, the positive currency impacts of approximately $62 million, and the positive impacts from pass-through of higher raw material costs of approximately $24 million, the remaining variation in net sales for the three months ended September 30, 2025 was a decrease of approximately $21 million, or 1%, reflecting unfavorable sales volumes of approximately 3% and partially offset by a favorable price/mix impact of approximately 2%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $97 million, or 29% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Excluding the positive impacts from the Merger, net of divestments, of approximately $75 million, the positive currency impacts of approximately $7 million, the remaining variation in Adjusted EBIT for the three months ended September 30, 2025 was an increase of approximately $15 million, or 4%, mainly reflecting synergy benefits from the Merger and favorable operating cost performance of 12%, partly offset by unfavorable volumes of approximately 7% and unfavorable price/mix impacts of approximately 1%.

Global Rigid Packaging Solutions Segment.

	Three Months Ended September 30,
($ in millions)	2025	2024
Net sales	$2,488	$801
Adjusted EBIT	295	62
Adjusted EBIT as a percentage of net sales	11.9%	7.7%

    Net sales increased by $1,687 million, or 211%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Excluding the increase of sales from the Merger, net of divestments, of approximately $1,719 million , the positive currency impacts of approximately $49 million, and the negative impacts from the pass-through of lower raw material costs of approximately $45 million, the remaining variation in net sales for the three months ended September 30, 2025 was a decrease of approximately $36 million, or 4%, reflecting unfavorable sales volumes of approximately 5%, partially offset by favorable price/mix impacts of approximately 1%.

    Adjusted EBIT increased by $233 million, or 377%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Excluding the positive impacts from the Merger, net of divestments, of approximately $240 million and the positive currency impacts of approximately $9 million, the remaining variation in Adjusted EBIT for the three months ended September 30, 2025 was a decrease of approximately $16 million, or 26%, reflecting the net negative effect of 28% from unfavorable volumes, an unfavorable price/mix impact on earnings of approximately 23%, partially offset by synergy benefits from the Merger and cost performance impacts of approximately 25%.

Consolidated Gross Profit

	Three Months Ended September 30,
($ in millions)	2025	2024
Gross profit	$1,124	$659
Gross profit as a percentage of net sales	19.6%	19.7%

    Gross profit increased by $465 million, or 71%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by the Merger and synergies. Gross profit as a percentage of sales of 19.6% remained stable as of September 30, 2025, compared to September 30, 2024.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
($ in millions)	2025	2024
SG&A expenses	$(435)	$(276)
SG&A expenses as a percentage of net sales	(7.6%)	(8.2%)

    SG&A expenses increased by $159 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by the Merger.

Consolidated Amortization of Acquired Intangible Assets

	Three Months Ended September 30,
($ in millions)	2025	2024
Amortization of acquired intangible assets	$(133)	$(39)
Amortization of acquired intangible assets as a percentage of net sales	(2.3)%	(1.2)%

    Amortization of acquired intangible assets increased by $94 million, or 241%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by the additional intangible assets acquired in the Merger.

Consolidated Research and Development Expenses

	Three Months Ended September 30,
($ in millions)	2025	2024
Research and development expenses	$(46)	$(28)
Research and development expenses as a percentage of net sales	(0.8)%	(0.8)%

    Research and development expenses increased by $18 million, or 64%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily driven by the Merger.

Consolidated Restructuring, Transaction and Integration Expenses, Net

	Three Months Ended September 30,
($ in millions)	2025	2024
Restructuring, transaction and integration expenses, net	$(75)	$(6)
Restructuring, transaction and integration expenses, net as a percentage of net sales	(1.3%)	(0.2%)

    Restructuring, transaction and integration expenses, net increased by $69 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The change was a result of transaction costs of $22 million, incurred in connection with the Merger and an increase in restructuring, integration, and related expenses, net, of $53 million.

Consolidated Other Income, Net

	Three Months Ended September 30,
($ in millions)	2025	2024
Other income, net	$26	$2
Other income, net as a percentage of net sales	0.5%	0.1%

    Other income, net changed by $24 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The change was primarily driven by asset disposal impacts and indirect tax benefits, partially offset by the impact of highly inflationary accounting for subsidiaries in Argentina.

Consolidated Interest Income

	Three Months Ended September 30,
($ in millions)	2025	2024
Interest income	$15	$11
Interest income as a percentage of net sales	0.3%	0.3%

    Interest income increased by $4 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven by interest on higher cash balances.

Consolidated Interest Expense

	Three Months Ended September 30,
($ in millions)	2025	2024
Interest expense	$(168)	$(86)
Interest expense as a percentage of net sales	(2.9)%	(2.6)%

    Interest expense increased by $82 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by the additional debt issued and assumed in the Merger.

Consolidated Income Tax Expense

	Three Months Ended September 30,
($ in millions)	2025	2024
Income tax expense	$(49)	$(43)
Effective income tax rate	15.9%	18.2%

    Income tax expense increased by $6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to differences in non-deductible expenditure, and discrete events between the periods.

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three months ended September 30, 2025, and 2024 is as follows:

	Three Months Ended September 30,
($ in millions)	2025	2024
Net income attributable to Amcor plc, as reported	$262	$191
Add: Net income attributable to non-controlling interests	—	2
Net income	262	193
Add: Income tax expense	49	43
Add: Interest expense	168	86
Less: Interest income	(15)	(11)
EBIT	464	311
Add: Amortization of acquired intangible assets from business combinations (1)	133	39
Add: Impact of hyperinflation (2)	11	2
Add: Transaction costs (3)	22	—
Add: Restructuring, integration and related expenses, net (4)	53	6
Add: Other (5)	4	7
Adjusted EBIT	$687	$365
Less: Interest expense	(168)	(86)
Add: Adjustments to interest expense (6)	13	—
Less: Income tax expense	(49)	(43)
Less: Adjustments to income tax expense (7)	(50)	(11)
Add: Interest income	15	11
Less: Net income attributable to non-controlling interests	—	(2)
Adjusted net income	$448	$234
(1)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Transaction costs includes incremental costs related to the Merger. Refer to Note 4 "Restructuring, Transaction, and Integration Expenses, Net."

(4)For the three months ended September 30, 2025, Restructuring, integration and related expenses, net, primarily includes costs incurred in connection with the Berry Plan. For the three months ended September 30, 2024, Restructuring, integration and related expenses, net includes expenses relating to 2023 Restructuring Plan. Refer to Note 5 - "Restructuring" for further information.
(5)For the three months ended September 30, 2025, Other primarily relates to legal matters. For the three months ended September 30, 2024, Other primarily relates to an impairment charge of $4 million (refer to Note 8 - "Fair Value Measurements"), and fair value movements on economic hedges.
(6)Adjustments to interest expense includes amortization of the fair value adjustment to debt acquired in connection with the Merger.
(7)Net tax impact on items (1) through (6) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of September 30, 2025, and June 30, 2025, is as follows:

($ in millions)	September 30, 2025	June 30, 2025
Current portion of long-term debt (1)	$1,915	$141
Short-term debt	89	116
Long-term debt, less current portion	12,820	13,841
Total debt	14,824	14,098
Less cash and cash equivalents	(825)	(827)
Net debt	$13,999	$13,271
(1) Refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, Note 14 "Debt", for additional information on debt maturities.

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

Notes Guaranteed by Obligor Group 1 companies (as defined below):
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
•$500 million, 5.450% Guaranteed Senior Notes due 2029 of Amcor Group Finance plc

Note Guaranteed by the Obligor Group 2 companies (as defined below):
• $1,525 million, 1.570% First Priority Senior Secured Notes due January 2026 of Berry Global, Inc.

Notes Guaranteed by the Obligor Group 3 companies (as defined below):
• $400 million, 1.650% First Priority Senior Secured Notes due 2027 of Berry Global, Inc.
• $500 million, 5.500% First Priority Senior Secured Notes due 2028 of Berry Global, Inc.
• $800 million, 5.800% First Priority Senior Secured Notes due 2031 of Berry Global, Inc.
• $800 million, 5.650% First Priority Senior Secured Notes due 2034 of Berry Global, Inc.

The table below summarizes the composition of Obligor Groups:

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

    Set forth below is the summarized financial information of the Obligor Groups 1, 2 and 3:

Basis of Preparation

    The following summarized financial information is presented for the parent, issuer, and guarantor subsidiaries ("Obligor Group") on a combined basis after elimination of intercompany transactions between entities in each Obligor Group and amounts related to investments in any subsidiary that is a non-guarantor. This information is not intended to present the financial position or results of operations of the combined group of companies in accordance with U.S. GAAP. The Company reclassified prior year comparative in the Balance Sheets for Obligor Group to conform with current year presentation which transferred certain subsidiary liabilities due to subsidiaries outside the obligor group from current to non-current.

Statement of Income for Obligor Group
($ in millions)

Three Months Ended September 30, 2025	Obligor Group 1	Obligor Group 2	Obligor Group 3
Net sales - external	$441	$202	$441
Net sales - to subsidiaries outside the Obligor Group	2	—	2
Total net sales	$443	$202	$443

Gross profit	100	42	100

Net income (1)	$183	$152	$183

Net income attributable to non-controlling interests	—	—	—

Net income attributable to Obligor Group	$183	$152	$183

(1) Includes income from Amcor entities from outside each Obligor Group, mainly attributable to intercompany interest income.

Balance Sheets for Obligor Group
($ in millions)

As of September 30, 2025	Obligor Group 1	Obligor Group 2		Obligor Group 3
Assets
Current assets - external	$2,780	$226		$2,780
Current assets - due from subsidiaries outside the Obligor Group	141	—		141
Total current assets	2,921	226		2,921
Non-current assets - external	3,183	1,773		3,183
Non-current assets - due from subsidiaries outside the Obligor Group	11,981	1,087		11,981
Total non-current assets	15,164	2,860	—	15,164
Total assets	$18,085	$3,086		$18,085
Liabilities
Current liabilities - external	$4,642	$3,031		$4,642
Current liabilities - due to subsidiaries outside the Obligor Group	18	—		18
Total current liabilities	4,660	3,031		4,660
Non-current liabilities - external	15,490	5,809		15,490
Non-current liabilities - due to subsidiaries outside the Obligor Group (1)	8,016	1,560		6,976
Total non-current liabilities	23,506	7,369		22,466
Total liabilities	$28,166	$10,400		$27,126

As of June 30, 2025	Obligor Group 1	Obligor Group 2	Obligor Group 3
Assets
Current assets - external	$2,620	$274	$2,620
Current assets - due from subsidiaries outside the Obligor Group	212	—	212
Total current assets	2,832	274	2,832
Non-current assets - external	3,187	1,784	3,187
Non-current assets - due from subsidiaries outside the Obligor Group	11,806	1,134	11,806
Total non-current assets	14,993	2,918	14,993
Total assets	$17,825	$3,192	$17,825
Liabilities
Current liabilities - external	$4,534	$2,478	$4,534
Current liabilities - due to subsidiaries outside the Obligor Group	35	—	35
Total current liabilities	4,569	2,478	4,569
Non-current liabilities - external	15,154	6,199	15,154
Non-current liabilities - due to subsidiaries outside the Obligor Group (1)	8,094	1,703	7,060
Total non-current liabilities	23,248	7,902	22,214
Total liabilities	$27,817	$10,380	$26,783
(1) Includes unsettled cash pooling arrangement received by the obligor group on behalf of subsidiaries outside of the obligor group.

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations. Our estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes in critical accounting estimates and judgments as of September 30, 2025, from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

    We believe that our cash flows provided by operating activities, together with borrowings available under our credit facilities and access to the commercial paper market, backstopped by our bank debt facilities, will continue to provide sufficient liquidity to fund our operations, capital expenditures, and other commitments, including dividends and purchases of our ordinary shares and CHESS Depositary Instruments under authorized share repurchase programs, if any, into the foreseeable future.

Overview

	Three Months Ended September 30,
($ in millions)	2025	2024
Net cash used in operating activities	$(133)	$(269)
Net cash used in investing activities	(226)	(155)
Net cash provided by financing activities	358	237

Cash Flow Overview

    Net Cash Used in Operating Activities

    Net cash used in operating activities decreased by $136 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The change is primarily driven by higher net income, adjusted for non-cash items, in the current period, partially offset by higher working capital outflows in the current period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $71 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The change is primarily driven by higher net purchases of property, plant, and equipment in the current period, primarily driven by the Merger.

    Net Cash Provided by Financing Activities

    Net cash provided by financing activities increased by $121 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The change is primarily driven by higher net borrowings of commercial paper in the current period, partially offset by higher dividends paid, and higher dividend per share paid for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. These changes were primarily driven by the Merger.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness incurred outside the guarantor group as well as the secured indebtedness we can incur to an aggregate of 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times, stepping up to 4.25 times for the twelve consecutive calendar months following the consummation of an acquisition with aggregate consideration in excess of $375 million. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of September 30, 2025, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of September 30, 2025, and June 30, 2025, was $14.0 billion and $13.3 billion, respectively.

Debt Facilities

    As of September 30, 2025, the revolving senior bank debt facility had an aggregate limit of $3.75 billion, of which $2.44 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facility is available to fund working capital, growth capital expenditures, and refinancing obligations. Subject to certain conditions, we can request the total commitment level under the agreement to be increased by up to $1.0 billion.

Dividend Payments

    We declared and paid a $0.1275 cash dividend per ordinary share during the three months ended September 30, 2025.

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

Share Repurchases

    In the three months ended September 30, 2025, the Company did not maintain a share repurchase program as the prior program had expired on its terms.

    We had cash outflows of $22 million and $43 million for the purchase of our shares in the open market during the three months ended September 30, 2025, and 2024, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of September 30, 2025, and June 30, 2025, we held treasury shares at a cost of $35 million and $6 million, respectively, representing approximately 3.6 million and 0.5 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended September 30, 2025. For additional information, refer to Note 8, "Fair Value Measurements," and Note 9, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

    We completed our Merger with Berry on April 30, 2025. As noted under Item 9A, "Controls and Procedures", contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2025, management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the merged operations of Berry on April 30, 2025. Under SEC guidelines, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition. We are in the process of integrating Berry's and the Company's internal controls over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 15, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    Other than the risk factor set forth below, there have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Additional risks not currently known to us or that we currently deem to be immaterial may also materially affect our consolidated financial position, results of operations, or cash flows.

Strategic Review of Portfolio - Our strategic review of our portfolio may cause disruptions to our business, may not result in the completion of a transaction to restructure or divest of non-core businesses or create additional value for our shareholders.

    In August 2025, we announced that we had completed a review of portfolio-related strategic alternatives and identified businesses with combined sales of $2.5 billion for further review, which could result in restructuring or sale of the identified businesses, among other options. There is no assurance as to the timeline or outcome of the strategic review process, including that actions taken will increase shareholder value. In addition, the strategic review process may require the deployment of significant resources and expense and cause disruption in our business given speculation and uncertainty around our ultimate actions. If we are unable to mitigate these or other potential risks related to our strategic review of our portfolio, then this process may adversely impact our business, financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    In the quarter ended September 30, 2025, the Company did not maintain a share repurchase program as the prior program had expired on its terms. The table below is presented in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1 - 31, 2025	—	$—	—	$—
August 1 - 31, 2025	1,792	12.16	—	—
September 1 - 30, 2025	—	—	—	—
Total	1,792	$12.16	—
(1) Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2) Average price paid per share excludes costs associated with the repurchases.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

    The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit		Description
10.1		Mutual Settlement Agreement between Amcor Group GmbH and Michael Casamento, dated as of October 8, 2025 (incorporated by reference to Exhibit 10.3 to Amcor plc’s Form 8-K filed on October 9, 2025).*
10.2		Letter Agreement between Amcor plc and Stephen R. Scherger, dated as of October 8, 2025 (incorporated by reference to Exhibit 10.4 to Amcor plc’s Form 8-K filed on October 9, 2025).*
10.3		Amcor plc Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Amcor Plc's Form 8-K filed on September 25, 2025).*
22		Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1		Chief Executive Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Chief Financial Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date	November 6, 2025	By	/s/ Michael Casamento
Michael Casamento, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	November 6, 2025	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)