Form 10-Q
period 2025-12-31
Amcor plc
filed 2026-02-04
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-38932

AMCOR PLC
(Exact name of Registrant as specified in its charter)

Jersey	98-1455367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

83 Tower Road North
Warmley, Bristol BS30 8XP
United Kingdom
(Address of principal executive offices)

Registrant’s telephone number, including area code: +44 117 9753200

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares, Par Value $0.05 Per Share	AMCR	New York Stock Exchange
1.125% Guaranteed Senior Notes Due 2027	AUKF/27	New York Stock Exchange
5.450% Guaranteed Senior Notes Due 2029	AMCR/29	New York Stock Exchange
3.200% Guaranteed Senior Notes Due 2029	AUKF/29	New York Stock Exchange
3.950% Guaranteed Senior Notes Due 2032	AMCR/32	New York Stock Exchange
3.750% Guaranteed Senior Notes Due 2033	AUKF/33	New York Stock Exchange

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of February 2, 2026 (which reflects the registrant's 1-for-5 reverse split of ordinary shares), the registrant had 462,045,690 ordinary shares, $0.05 par value, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2025	2024	2025	2024
Net sales	$5,449	$3,241	$11,194	$6,594
Cost of sales	(4,410)	(2,615)	(9,031)	(5,309)

Gross profit	1,039	626	2,163	1,285

Selling, general, and administrative expenses	(440)	(255)	(875)	(531)
Amortization of acquired intangible assets	(144)	(40)	(277)	(79)
Research and development expenses	(38)	(27)	(84)	(55)
Restructuring, transaction and integration expenses, net	(118)	(33)	(193)	(39)
Other income, net	32	26	58	28

Operating income	331	297	792	609

Interest income	15	9	30	20
Interest expense	(169)	(81)	(337)	(167)
Other non-operating income/(expenses), net	1	(1)	2	(2)

Income before income taxes and equity in income of affiliated companies	178	224	487	460

Income tax expense	(3)	(58)	(52)	(101)
Equity in income of affiliated companies, net of tax	2	1	4	1

Net income	$177	$167	$439	$360

Net income attributable to non-controlling interests	—	(4)	—	(6)

Net income attributable to Amcor plc	$177	$163	$439	$354

Basic earnings per share:	$0.38	$0.57	$0.95	$1.22
Diluted earnings per share:	$0.38	$0.56	$0.95	$1.22
Note: Per share amounts may not add due to rounding. All periods presented have been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 1, "Nature of Operations and Basis of Presentation" for further information. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
Net income	$177	$167	$439	$360
Other comprehensive income/(loss):
Net gains on cash flow hedges, net of tax (a)	5	3	8	4
Foreign currency translation adjustments, net of tax (b)	31	(106)	27	(105)
Net investment hedge of foreign operations, net of tax (c)	(2)	—	18	—
Excluded components of fair value hedges	6	(22)	12	(11)
Pension, net of tax (d)	2	(3)	3	(2)
Other comprehensive income/(loss)	42	(128)	68	(114)
Total comprehensive income	219	39	507	246
Comprehensive income attributable to non-controlling interests	—	(4)	—	(6)
Comprehensive income attributable to Amcor plc	$219	$35	$507	$240

(a) Tax expense related to cash flow hedges	$(1)	$—	$(2)	$(1)
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$—	$(4)	$1	$(3)
(c) Tax expense related to net investment hedge of foreign operations	$—	$—	$(7)	$—
(d) Tax benefit/(expense) related to pension adjustments	$(1)	$1	$(1)	$1
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$1,057	$827
Trade receivables, net of allowance for credit losses of $46 and $34, respectively	3,161	3,426
Inventories, net:
Raw materials and supplies	1,382	1,394
Work in process and finished goods	2,099	2,077
Prepaid expenses and other current assets	859	710
Total current assets	8,558	8,434
Non-current assets:
Property, plant, and equipment, net	7,766	8,202
Operating lease assets	1,094	1,116
Deferred tax assets	259	218
Other intangible assets, net	7,011	7,403
Goodwill	11,889	11,276
Employee benefit assets	69	60
Other non-current assets	400	357
Total non-current assets	28,488	28,632
Total assets	$37,046	$37,066
Liabilities
Current liabilities:
Current portion of long-term debt	$436	$141
Short-term debt	83	116
Trade payables	3,045	3,490
Accrued employee costs	477	619
Other current liabilities	2,537	2,621
Total current liabilities	6,578	6,987
Non-current liabilities:
Long-term debt, less current portion	14,619	13,841
Operating lease liabilities	881	910
Deferred tax liabilities	2,229	2,482
Employee benefit obligations	323	352
Other non-current liabilities	769	754
Total non-current liabilities	18,821	18,339
Total liabilities	$25,399	$25,326

Commitments and contingencies (See Note 16)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.05 par value)
Authorized (1,800.0 million shares)
Issued (462.1 and 461.1 million shares, respectively)	$23	$23
Additional paid-in capital	12,230	12,226
Retained earnings	393	548
Accumulated other comprehensive loss	(995)	(1,063)
Treasury shares (0.2 and 0.1 million shares, respectively)	(15)	(6)
Total Amcor plc shareholders' equity	11,636	11,728
Non-controlling interests	11	12
Total shareholders' equity	11,647	11,740
Total liabilities and shareholders' equity	$37,046	$37,066
All periods presented have been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 1, "Nature of Operations and Basis of Presentation" for further information. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2025	2024
Cash flows from operating activities:
Net income	$439	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	737	267
Net periodic benefit cost	10	9
Amortization of debt discount and other deferred financing costs	33	7
Net gain on disposal of property, plant, and equipment	(25)	—
Net gain on disposal of businesses	—	(8)
Equity in income of affiliated companies	(4)	(1)
Net foreign exchange loss	2	—
Share-based compensation	32	18
Other, net	10	20
Loss from highly inflationary accounting for Argentine subsidiaries	21	17
Deferred income taxes, net	(124)	(27)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(761)	(503)
Net cash provided by operating activities	370	159
Cash flows from investing activities:
Business acquisitions	(18)	(11)
Purchase of property, plant, and equipment, and other intangible assets	(459)	(243)
Proceeds from divestitures, net of cash divested	—	113
Proceeds from sales of property, plant, and equipment, and other intangible assets	36	7
Net cash used in investing activities	(441)	(134)
Cash flows from financing activities:
Proceeds from exercise of options	—	14
Purchase of treasury shares and tax withholdings for share-based incentive plans	(58)	(52)
Proceeds from issuance of long-term debt	1,728	2
Repayment of long-term debt	(13)	(2)
Financing-related transaction fees	—	(11)
Net borrowing/(repayment) of commercial paper	(711)	287
Net repayment of short-term debt	(49)	(9)
Repayment of lease liabilities	(12)	(6)
Dividends paid	(594)	(366)
Net cash provided by/(used in) financing activities	291	(143)

Effect of exchange rates on cash and cash equivalents	10	(25)

Net increase/(decrease) in cash and cash equivalents	230	(143)
Cash and cash equivalents balance at beginning of year	827	588

Cash and cash equivalents balance at end of period	$1,057	$445

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$293	$140
Income taxes paid	$191	$127

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$107	$68
Contingent purchase considerations related to acquired businesses, accrued but not paid	$7	$15
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of September 30, 2024	$14	$4,030	$890	$(1,006)	$(9)	$74	$3,993
Net income			163			4	167
Other comprehensive loss				(128)		—	(128)
Dividends declared ($0.6375 per share)			(184)			(2)	(186)
Options exercised and shares vested, and related tax withholdings		(2)			3		1
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		4					4
Purchase of treasury shares					(4)		(4)
Share-based compensation expense		13					13
Change in non-controlling interests		—				(69)	(69)
Balance as of December 31, 2024	$14	$4,045	$869	$(1,134)	$(10)	$7	$3,791

Balance as of June 30, 2024	$14	$4,019	$879	$(1,020)	$(11)	$72	$3,953
Net income			354			6	360
Other comprehensive loss				(114)		—	(114)
Dividends declared ($1.2625 per share)			(364)			(2)	(366)
Options exercised and shares vested, and related tax withholdings		(39)			48		9
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		47					47
Purchase of treasury shares					(47)		(47)
Share-based compensation expense		18					18
Change in non-controlling interests		—				(69)	(69)
Balance as of December 31, 2024	$14	$4,045	$869	$(1,134)	$(10)	$7	$3,791

Balance as of September 30, 2025	$23	$12,251	$516	$(1,037)	$(35)	$12	$11,730
Net income			177			—	177
Other comprehensive income				42		—	42
Issuance of shares for share-based awards		17			(17)		—
Dividends declared ($0.65 per share)			(300)			—	(300)
Options exercised and shares vested, and related tax withholdings		(60)			37		(23)
Share-based compensation expense		22					22
Change in non-controlling interests						(1)	(1)
Balance as of December 31, 2025	$23	$12,230	$393	$(995)	$(15)	$11	$11,647

Balance as of June 30, 2025	$23	$12,226	$548	$(1,063)	$(6)	$12	$11,740
Net income			439			—	439
Other comprehensive income				68		—	68
Issuance of shares for share-based awards	—	42			(42)		—
Dividends declared ($1.2875 per share)			(594)			—	(594)
Options exercised and shares vested, and related tax withholdings		(92)			55		(37)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		22					22
Purchase of treasury shares					(22)		(22)
Share-based compensation expense		32					32
Change in non-controlling interests						(1)	(1)
Balance as of December 31, 2025	$23	$12,230	$393	$(995)	$(15)	$11	$11,647
All periods presented have been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 1, "Nature of Operations and Basis of Presentation" for further information. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

    Amcor plc ("Amcor" or the "Company") is a public limited company incorporated under the Laws of the Bailiwick of Jersey. The Company's history dates back more than 150 years, with origins in both Australia and the United States of America. On April 30, 2025, the Company completed its acquisition (the "Merger") of Berry Global Group, Inc ("Berry"). The combination of Amcor and Berry has created the global leader in consumer packaging and dispensing solutions for healthcare, beauty and wellness and nutrition, that employs approximately 77,000 people and has more than 400 manufacturing facilities in more than 40 countries. See Note 3, "Acquisitions and Disposals" for more information on the Berry acquisition.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. Further, the year-end condensed consolidated balance sheet data as of June 30, 2025, was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. It is management's opinion, however, that all material and recurring adjustments have been made that are necessary for a fair statement of the Company's interim financial position, results of operations, and cash flows. In the second quarter of fiscal year 2026, the Company recorded out of period adjustments that increased cost of sales by $3 million, sales, general and administrative expense by $2 million and restructuring, transaction and integration expenses, net by $15 million with corresponding reductions in inventory of $12 million and other current assets of $8 million, which adjustments should have been recognized over the past 13 quarters related primarily to inventory discrepancies in our Asia operations. The Company evaluated the impact of the adjustments and concluded they are not material, individually and in the aggregate, to the current or any prior period financial statements. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

    On January 14, 2026, the Company filed an amendment to its memorandum of association to effect a 1-for-5 reverse stock split (the "Reverse Split"). The Reverse Split became effective on January 14, 2026. In connection with the Reverse Split, the par value of the Company's ordinary shares was increased to $0.05 and the Company's number of ordinary shares authorized was reduced to 1,800 million ordinary shares. Any resulting fractional shares were settled in cash. All share and per share amounts for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Split.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

    In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 that adds new reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit or loss. The ASU became effective for the Company beginning with its fiscal year ending June 30, 2025, and interim periods beginning with the first quarter of fiscal year 2026. The Company adopted ASU 2023-07 in fiscal year 2025, which modified our annual disclosures and our interim disclosures in fiscal year 2026. See Note 14, "Segments."

Accounting Standards Not Yet Adopted

    In December 2023, the FASB issued ASU 2023-09 that adds new income tax disclosure requirements, primarily related to existing income tax rate reconciliation and income taxes paid information. The standard's amendments are effective for the Company for annual periods beginning July 1, 2025, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company will provide the required disclosures on a prospective basis in its Annual Report on Form 10-K for the year ended June 30, 2026, and the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

    In September 2025, the FASB issued ASU 2025-06 to modernize the guidance for accounting for software costs by aligning the accounting with how software is developed today. The ASU becomes effective for the Company for annual and interim periods beginning July 1, 2028, with early adoption permitted, and can be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

    In December 2025, the FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. The ASU becomes effective for the Company for annual periods beginning on July 1, 2029, with early adoption permitted. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a retrospective basis. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

Note 3 - Acquisitions and Disposals

Fiscal Year 2026 - Acquisition

    On August 29, 2025, the Company completed the acquisition of 100% equity interest in a Brazilian entity manufacturing rigid packaging. The purchase consideration amounted to $17 million. The acquisition is part of the Company's Global Rigid Packaging Solutions reportable segment and has resulted in the recognition of acquired identifiable net assets of $16 million and goodwill of $1 million. Goodwill is not deductible for tax purposes. The fair values of the identifiable net assets acquired and goodwill are based on the Company's best estimate as of December 31, 2025, and are considered preliminary. The fair value estimates for the acquisition were based on market and cost valuation methods. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

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

    On April 30, 2025, the Company completed the Merger with Berry, a global leader in innovative packaging solutions based in the United States, acquiring 100 percent of their equity. Pursuant to the Merger Agreement, the purchase consideration of $10.4 billion was based on the conversion of each outstanding share of Berry common stock issued (excluding shares held by Berry as treasury stock immediately prior to Merger) to 7.25 Amcor ordinary shares (and, if applicable, cash in lieu of fractional shares), fair value of converted vested Berry share-based awards at closing, fair value of converted unvested share-based awards attributable to pre-combination service, and debt required to be paid off at transaction close. In addition to the purchase consideration below, approximately $5.2 billion of debt was assumed by Amcor.

    The following table summarizes the fair value of consideration exchanged:

($ in millions, except price per share)
Berry shares outstanding at April 30, 2025 (in millions)	117
Share Exchange Ratio (1)	7.25
Price per Share (Based on Amcor’s closing share price on April 30, 2025) (1)	$9.33
Total equity consideration issued to legacy Berry shareholders	$7,897
Issuance of replacement equity awards	$310
Repayment of outstanding Berry indebtedness upon consummation of Merger	$2,190
Total consideration	$10,397
(1)The share exchange ratio and price per share have not been adjusted for the Reverse Split.

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

    The following table summarizes the preliminary purchase allocation of the assets acquired and liabilities assumed on the acquisition date and the measurement period adjustments made through December 31, 2025.

($ in millions)	Purchase Price Allocation as per June 30, 2025	Measurement Period Adjustments	Revised Preliminary Purchase Price Allocation
Cash and cash equivalents	$555	$—	$555
Trade receivables	1,313	(29)	1,284
Inventories	1,543	(38)	1,505
Prepaid expenses and other current assets	159	(7)	152
Property, plant, and equipment	4,310	(466)	3,844
Operating lease assets	589	4	593
Deferred tax assets	39	—	39
Other intangible assets	6,231	(111)	6,120
Employee benefit assets	31	—	31
Other non-current assets	19	(1)	18
Total identifiable assets acquired	$14,789		$14,141

Current portion of long-term debt	$859	$—	$859
Short term debt	1	—	1
Trade payables	624	1	625
Accrued employee costs	156	4	160
Other current liabilities	990	53	1,043
Non-current operating lease liabilities	474	4	478
Long-term debt, less current portion	4,362	3	4,365
Deferred tax liabilities	2,022	(176)	1,846
Employee benefit obligations	154	—	154
Other non-current liabilities	604	35	639
Total liabilities assumed	$10,246		$10,170
Net identifiable assets acquired	$4,543		$3,971
Fair value of non-controlling interest	(5)	(1)	$(6)
Goodwill	5,859	573	6,432
Net assets acquired	$10,397		$10,397

    The following table details the preliminary identifiable intangible assets acquired from Berry, their fair values and estimated useful lives:

($ in millions)	Fair Value ($ in millions)	Weighted-average Estimated Useful Life (Years)
Customer relationships	$5,640	16
Technology	326	8
Other	154	10
Total other intangible assets	$6,120

    The purchase price allocation is preliminary in nature and subject to adjustments, which could be material. The Company is still evaluating the fair value of acquired property, plant and equipment, intangible assets and certain income tax related items in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. Any necessary adjustments will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price resulted in $1,751 million of goodwill for the Global Flexible Packaging Solutions Segment and $4,681 million of goodwill for the Global Rigid Packaging Solutions Segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies.

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

Fiscal year 2025 - Disposals

    On November 25, 2024, the Company completed the sale of a non-core business in France in the Global Flexible Packaging Solutions reportable segment, recording a pre-tax net loss on sale of $7 million which includes a $4 million impairment charge recorded in the first quarter of fiscal year 2025. The loss has been recorded as other income, net, within the unaudited condensed consolidated statements of income.

    On December 27, 2024, the Company completed the sale of its 50% equity interest in the Bericap North America closures business ("Bericap"), which was fully consolidated under the Global Rigid Packaging Solutions reportable segment, for cash consideration of $123 million. The sale resulted in a pre-tax net gain of $15 million which was recorded as other income, net, within the unaudited condensed consolidated statements of income. The proceeds from the sale were used to reduce the Company's debt.

Note 4 - Restructuring, Transaction, and Integration Expenses, Net

    Restructuring, transaction and integration expenses, net, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
Transaction costs	$(6)	$(10)	$(28)	$(10)
Restructuring, integration and related expenses, net (1)	(112)	(23)	(165)	(29)
Restructuring, transaction, and integration expenses, net	$(118)	$(33)	$(193)	$(39)
(1)Includes restructuring and related expenses of $90 million and $135 million for the three and six months ended December 31, 2025, and integration costs of $22 million and $30 million for the three and six months ended December 31, 2025, respectively. Includes restructuring and related expenses of $23 million and $29 million for the three and six months ended December 31, 2024.

    Transaction costs include advisory services, financing-related, legal, and other costs associated with the Merger. Refer to Note 3, "Acquisitions and Disposals."

    Refer to Note 5, "Restructuring" for information on restructuring, integration and other related expenses, net.

Note 5 - Restructuring

    Restructuring and related expenses, net, were $90 million and $23 million during the three months ended December 31, 2025, and 2024, respectively, and $135 million and $29 million during the six months ended December 31, 2025, and 2024, respectively. The net expenses related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as part of restructuring, transaction and integration expenses, net. The Company's restructuring activities for the three and six months ended December 31, 2025, were primarily comprised of restructuring activities related to the Berry Plan (as defined below). In the six months ended December 31, 2024, the Company's restructuring activities primarily related to the 2023 Restructuring Plan (as described in footnote 2 in the Consolidated Restructuring Plans table below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more complete information on its restructuring activities.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The total Berry Plan pre-tax cash cost is estimated at $280 million, net, including restructuring activities and general integration expenses. As of December 31, 2025, the Company has initiated restructuring projects with an expected net cost of approximately $285 million, of which $132 million relates to employee related expenses, $46 million to fixed asset related expenses (net of expected gains on asset disposals), $58 million to other restructuring expenses, and $49 million to restructuring related expenses. In addition, the Company expects to spend approximately $110 million on general integration costs. The Company estimates that restructuring and general integration activities initiated to date will result in net cash expenditures of approximately $260 million. The Berry Plan relates to both reportable segments and Corporate and is expected to be completed by the end of fiscal year 2028.

    In the three months ended December 31, 2025, the Company incurred $48 million in employee related expenses, $7 million in fixed asset related expenses, $5 million in other restructuring, and $24 million in restructuring related expenses, with $60 million incurred in the Global Flexible Packaging Solutions reportable segment and $19 million incurred in the Global Rigid Packaging Solutions reportable segment, and $5 million incurred in Corporate. Restructuring related expenses in the three months ended December 31, 2025, include inventory discrepancies of $15 million, including errors from prior periods, tied to manufacturing inefficiencies and other management issues which supported the decision to close three facilities in Asia and other costs, including start-up costs after relocation of equipment. Net cash outflows for restructuring and related expenses for the three months ended December 31, 2025, were approximately $32 million. Net cash expenditures of approximately $150 million to $160 million are expected for the balance of the fiscal year for restructuring and general integration activities, with $120 million to $130 million representing payments for restructuring and related expenses.

    From the initiation of the Berry Plan through December 31, 2025, the Company has incurred $110 million in employee related expenses, $8 million in other restructuring and $26 million in restructuring related expenses, partially offset by a net gain of $6 million on fixed asset related items, with $83 million incurred in the Global Flexible Packaging Solutions reportable segment, $47 million incurred in the Global Rigid Packaging Solutions reportable segment, and $8 million incurred in Corporate. To date, the Berry Plan has resulted in approximately $36 million of restructuring net cash outflows. The Company has also incurred $63 million in general integration expenses to date, in both reportable segments and Corporate.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). Expenses incurred on such programs are primarily costs to move equipment and other costs.

Consolidated Restructuring Plans

    The total restructuring and related costs incurred in the first and second quarters of fiscal years 2025 and 2026 are as follows:

($ in millions)	Berry Plan (1)	2023 Restructuring Plan (2)	Other Restructuring Plans (3)	Total Restructuring and Related Expenses
Fiscal year 2025, first quarter	—	6	—	6
Fiscal year 2025, second quarter	—	21	2	23
Fiscal year 2026, first quarter	40	—	5	45
Fiscal year 2026, second quarter	84	—	6	90
(1)Includes restructuring related expenses of $2 million and $24 million for the first quarter of fiscal year 2026, and second quarter of fiscal year 2026, respectively.
(2)The 2023 Restructuring Plan was announced on February 7, 2023, and relates to the Company’s various cost saving initiatives to partly offset divested earnings from the three manufacturing facilities in Russia that were sold in fiscal year 2023. This plan was completed at the end of calendar year 2025 and included restructuring related expenses of $2 million and $1 million for the first quarter of fiscal year 2025, and the second quarter of fiscal year 2025, respectively.
(3)Includes restructuring related costs of $1 million, $2 million, and $4 million for the second quarter of fiscal year 2025, first quarter of fiscal year 2026, and second quarter of fiscal year 2026, respectively.

    An analysis of the restructuring charges by type incurred is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
Employee related expenses	$49	$18	$97	$18
Fixed asset related expenses/(gains) (1)	7	1	(5)	2
Other expenses	6	2	11	5
Total restructuring expenses, net	$62	$21	$103	$25
(1) The six months ended December 31, 2025 includes a net gain on disposal of $21 million.

    An analysis of the Company's restructuring plan liability, not including restructuring related liabilities, is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2025	$97	$—	$8	$105
Net charges to earnings	97	16	11	124
Cash paid	(54)	(2)	(9)	(65)
Non-cash and other	(1)	(14)	(1)	(16)
Liability balance as of December 31, 2025	$139	$—	$9	$148

    The majority of the accruals related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 6 - Supply Chain Financing Arrangements

    The Company facilitates several regional voluntary supply chain financing ("SCF") programs with financial institutions, all of which have similar characteristics. The Company establishes these SCF programs to provide its suppliers with a potential source of liquidity and to enable a more efficient payment process. Under these SCF programs, qualifying suppliers may elect, but are not obligated, to sell their receivables due from the Company to these financial institutions in advance of the agreed payment due date. The Company is not involved in negotiations between the suppliers and the financial institutions, and its rights and obligations to its suppliers are not impacted by its suppliers’ decisions to sell amounts to the financial institutions. Under these SCF programs, the Company agrees to pay the financial institution the stated invoice amounts from its participating suppliers on the original maturity dates of the invoices. The range of payment terms negotiated with suppliers under these arrangements are consistent with industry norms and short-term in nature, regardless of whether a supplier participates in the program. The Company's SCF programs do not include any guarantees to the financial institutions, or any assets pledged as securities.

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of December 31, 2025, and June 30, 2025, the amounts due to suppliers participating in the Company’s SCF programs amounted to $0.8 billion and $0.9 billion, respectively.

Note 7 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Global Flexible Packaging Solutions Segment	Global Rigid Packaging Solutions Segment	Total
Balance as of June 30, 2025	$6,086	$5,190	$11,276
Acquisitions and acquisition adjustments (1)	95	479	574
Foreign currency translation	11	28	39
Balance as of December 31, 2025	$6,192	$5,697	$11,889
(1)Acquisitions and acquisition adjustments are detailed in Note 3, "Acquisitions and Disposals".

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	December 31, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,672	$(1,247)	$6,425
Computer software	320	(223)	97
Other	823	(334)	489
Total other intangible assets, net	$8,815	$(1,804)	$7,011

	June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,530	$(1,020)	$6,510
Computer software	316	(214)	102
Other	1,079	(288)	791
Total other intangible assets, net	$8,925	$(1,522)	$7,403
(1)Accumulated amortization and impairment as of December 31, 2025, and June 30, 2025, included $39 million of accumulated impairment in the Other category. In addition, December 31, 2025, and June 30, 2025, included $13 million of accumulated impairment in the computer software category.

    Amortization expenses for intangible assets were $150 million and $42 million during the three months ended December 31, 2025, and 2024, respectively and $287 million and $84 million during the six months ended December 31, 2025, and 2024, respectively.

    As of December 31, 2025, the purchase price allocation of the Merger remains preliminary (refer to Note 3, "Acquisitions and Disposals" for further information). As a result of measurement period adjustments identified, the revised expected future amortization expense on its intangible assets is as follows:

($ in millions)	Amortization expense
Fiscal year 2026 (1)	$574
Fiscal year 2027	576
Fiscal year 2028	574
Fiscal year 2029	568
Fiscal year 2030	563
(1)Fiscal year 2026 includes $287 million incurred for the six months ended December 31, 2025, as well as the expected amortization for the remainder of the annual reporting period ended June 30, 2026.

Note 8 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of December 31, 2025, and June 30, 2025, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of term debt with fixed interest rates (excluding the fair value of designated receive-fixed, pay-variable rate swaps) were as follows:

	December 31, 2025		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total term debt with fixed interest rates (excluding commercial paper and finance leases)	$13,971	$14,105	$12,174	$12,213

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$6	$—	$6
Forward exchange contracts	—	4	—	4
Total assets measured at fair value	$—	$10	$—	$10

Liabilities
Contingent purchase consideration	$—	$—	$19	$19
Commodity contracts	—	—	—	—
Forward exchange contracts	—	4	—	4
Interest rate swaps	—	56	—	56
Cross currency swaps	—	463	—	463
Total liabilities measured at fair value	$—	$523	$19	$542

	June 30, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	6	—	6
Total assets measured at fair value	$—	$7	$—	$7

Liabilities
Contingent purchase consideration	$—	$—	$20	$20
Commodity contracts	—	3	—	3
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	63	—	63
Cross currency swaps	—	497	—	497
Total liabilities measured at fair value	$—	$568	$20	$588

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of December 31, 2025, the Company had contingent purchase consideration liabilities of $19 million, consisting of $7 million of contingent purchase consideration relating to historical acquisitions and a $12 million liability that is contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017. The fair values of the contingent purchase consideration liabilities were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material.

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

    As of December 31, 2025, the Company has identified net assets held for sale with a net carrying value of $27 million. During the three and six months ended December 31, 2025, the Company has recorded impairment charges, including the effect of accelerated depreciation, of $7 million and $15 million, respectively, related to long-lived assets, with $2 million and $9 million incurred in the Global Rigid Packaging Solutions reportable segment and $5 million and $6 million incurred in the Global Flexible Packaging Solutions reportable segment. For information on long-lived asset impairments, refer to Note 5, "Restructuring".

    In the first quarter of fiscal year 2025, the Company recorded an impairment charge of $4 million within the Global Flexible Packaging Solutions reportable segment, to adjust the carrying value of the net assets of $11 million that were held for sale to their estimated fair value less cost to sell. The Company subsequently completed the sale of these non-core assets in the three months ended December 31, 2024. Refer to Note 3, "Acquisitions and Disposals".

    During the six months ended December 31, 2025, and 2024, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill.

    Refer to Note 3, "Acquisitions and Disposals" for further information about the preliminary estimated acquisition date fair values of the identifiable assets acquired and liabilities assumed in the Merger.

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

    As of December 31, 2025, and June 30, 2025, the total notional amount of the Company’s receive-fixed, pay-variable interest rate swaps was $650 million.

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

    As of December 31, 2025, and June 30, 2025, the notional amounts of the outstanding forward contracts were $629 million and $600 million, respectively.

    The Company has designated certain cross currency swap contracts as a fair value hedge of its $500 million notes, recognizing the components excluded from the hedging relationship in accumulated other comprehensive loss ("AOCI") and reclassifying into earnings through the accrual of periodic interest settlement on the swaps. During the six month period ended December 31, 2025, there have not been any changes to these hedging relationships. These swaps mature on May 23, 2029.

    The Company also uses various cross currency swaps, and an outstanding long-term euro denominated debt to hedge certain euro and pound sterling net investments in foreign operations, with the effective movements in fair value of the swaps being recognized in AOCI. The Company also uses a cross currency swap as an economic hedge of certain foreign intercompany loans. The swaps all mature on June 15, 2026. During the six month period ended December 31, 2025, there have not been any changes to these hedging relationships.

    At December 31, 2025, and June 30, 2025, the Company had cross currency swaps outstanding with a notional amount of $3.0 billion.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	December 31, 2025	June 30, 2025
Commodity	Volume	Volume
Aluminum	16,429 tons	29,354 tons
Aluminum Premium (1)	12,793 tons	—
PET resin	1,400,000 lbs.	5,840,909 lbs.
(1)Aluminum Premium represents the regional cost to obtain physical delivery of aluminum and includes shipping, insurance, taxes and freight to a designated offloading harbor in a certain region.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	December 31, 2025	June 30, 2025
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$6	$1
Forward exchange contracts	Other current assets	4	6
Total current derivative contracts		10	7
Total non-current derivative contracts		—	—
Total derivative asset contracts		$10	$7

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$—	$3
Forward exchange contracts	Other current liabilities	4	4
Derivatives in net investment hedge relationships:
Cross currency swaps	Other current liabilities	269	294
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	—	1
Cross currency swaps	Other current liabilities	111	114
Total current derivative contracts		384	416
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	56	63
Cross currency swaps	Other non-current liabilities	83	89
Total non-current derivative contracts		139	152
Total derivative liability contracts		$523	$568

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

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Loss Reclassified from AOCI into Income	Loss Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2025	2024	2025	2024
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$(1)	$(1)	$(2)	$—
Treasury locks	Interest expense	—	—	(1)	(1)
Total		$(1)	$(1)	$(3)	$(1)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2025	2024	2025	2024
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	(1)	$(2)	$—	$(2)
Interest rate swaps	Other income, net	—	1	—	—
Cross currency swaps (1)	Other income, net	2	—	6	—
Total		$1	$(1)	$6	$(2)
(1)Includes the amortization of the excluded component of cross currency swaps designated in a net investment hedge relationship.

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)		2025	2024	2025	2024
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$2	$(19)	$7	$6
Cross currency swaps (1)	Interest expense	3	4	7	7
Cross currency swaps	Other income, net	(4)	38	(6)	3
Total		$1	$23	$8	$16
(1)Represents the gains for amounts excluded from the effectiveness testing.

Note 10 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for defined benefit plans includes the following components:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
Service cost	$6	$3	$11	$7
Interest cost	22	13	44	26
Expected return on plan assets	(24)	(13)	(48)	(26)
Amortization of actuarial loss	2	2	4	3
Amortization of prior service credit	—	(1)	(1)	(2)
Settlement costs	—	1	—	1
Net periodic benefit cost	$6	$5	$10	$9

    Service cost is included in operating income. All other components of net periodic benefit cost are recorded within other non-operating income/(expenses), net.

Note 11 - Debt

    On November 12, 2025, the Company issued additional guaranteed senior euro notes in an aggregate principal amount of €1.5 billion (collectively, the “Notes”). The Notes consist of (i) €750 million principal amount of 3.20% Guaranteed Senior Notes due 2029 and (ii) €750 million principal amount of 3.75% Guaranteed Senior Notes due 2033. The Notes are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries.

Note 12 - Income Taxes

    The provision for income taxes for the three and six months ended December 31, 2025 and 2024 is based on the Company’s estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in income of affiliated companies, and is adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended December 31, 2025, decreased by 24.2 percentage points compared to the three months ended December 31, 2024, from 25.9% to 1.7%. In the six months ended December 31, 2025, the effective tax rate decreased by 11.3 percentage points compared to the six months ended December 31, 2024, from 22.0% to 10.7%. The changes relate primarily to differences in non-deductible expenditures, and discrete events between the periods, and includes a $43 million discrete benefit from post-acquisition restructuring in the current period.

Note 13 - Shareholders' Equity

    The changes in ordinary and treasury shares during the six months ended December 31, 2025, and 2024 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares (1)	Amount	Number of Shares (1)	Amount
Balance as of June 30, 2024	289.0	$14	0.2	$(11)
Options exercised and shares vested	—	—	(0.8)	48
Purchase of treasury shares	—	—	0.8	(47)
Balance as of December 31, 2024	289.0	$14	0.2	$(10)

Balance as of June 30, 2025	461.1	$23	0.1	$(6)
Options exercised and shares vested	—	—	(1.2)	55
Purchase of treasury shares	—	—	0.3	(22)
Issuance of shares	1.0	—	1.0	(42)
Balance as of December 31, 2025	462.1	$23	0.2	$(15)
(1)The number of shares has been retroactively adjusted to reflect the Reverse Split. Refer to Note 1, "Nature of Operations and Basis of Presentation" for further information.

    The changes in the components of accumulated other comprehensive loss, net of tax, during the six months ended December 31, 2025, and 2024 were as follows:

	Foreign Currency Translation (Net of Tax)	Net Investment Hedge (Net of Tax)	Pension (Net of Tax)	Effective Derivatives, Excl. Net Investment Hedges (Net of Tax)	Total Accumulated Other Comprehensive Loss
($ in millions)
Balance as of June 30, 2024	$(931)	$(13)	$(55)	$(21)	$(1,020)
Other comprehensive loss before reclassifications	(113)	—	(4)	(8)	(125)
Amounts reclassified from accumulated other comprehensive loss	8	—	2	1	11
Net current period other comprehensive loss	(105)	—	(2)	(7)	(114)
Balance as of December 31, 2024	$(1,036)	$(13)	$(57)	$(28)	$(1,134)

Balance as of June 30, 2025	$(910)	$(73)	$(53)	$(27)	$(1,063)
Other comprehensive income before reclassifications	27	18	—	17	62
Amounts reclassified from accumulated other comprehensive loss	—	—	3	3	6
Net current period other comprehensive income	27	18	3	20	68
Balance as of December 31, 2025	$(883)	$(55)	$(50)	$(7)	$(995)

    The following tables provide details of amounts reclassified from AOCI into income:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
Amortization of pension:
Amortization of prior service credit	$—	$(1)	$(1)	$(2)
Amortization of actuarial loss	2	2	4	3
Effect of pension settlement/curtailment	—	1	—	1
Total before tax effect	2	2	3	2
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$2	$2	$3	$2

Losses on cash flow hedges:
Commodity contracts	$1	$1	$2	$—
Treasury locks	—	—	1	1
Total before tax effect	1	1	3	1
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$1	$1	$3	$1

Losses on foreign currency translation
Foreign currency translation adjustment	$—	$8	$—	$8
Total before tax effect	—	8	—	8
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$8	$—	$8

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company acquired shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    As of June 30, 2025, the Company had forward contracts outstanding that were entered into in September 2022 to purchase 0.4 million shares at a weighted average price of $60.80. During the six months ended December 31, 2025, the Company settled the remaining forward contracts and therefore had no such contracts outstanding as of December 31, 2025.

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

    The following table presents information about reportable segments. Intersegment sales are not material and therefore are not presented in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
Sales including intersegment sales
Global Flexible Packaging Solutions	$3,188	$2,511	$6,445	$5,062
Global Rigid Packaging Solutions	2,264	730	4,752	1,532
Total sales including intersegment sales	5,452	3,241	11,197	6,594

Intersegment sales
Global Flexible Packaging Solutions	2	—	2	—
Global Rigid Packaging Solutions	1	—	1	—
Total intersegment sales	3	—	3	—

Net sales	$5,449	$3,241	$11,194	$6,594

Global Flexible Packaging Solutions	$(2,786)	$(2,189)	$(5,617)	$(4,411)
Global Rigid Packaging Solutions	(2,036)	(677)	(4,229)	(1,417)
Other	(27)	(12)	(61)	(38)
Segment expenses and other (1)	$(4,849)	$(2,878)	$(9,907)	$(5,866)

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Global Flexible Packaging Solutions	$402	$322	$828	$651
Global Rigid Packaging Solutions	228	53	523	115
Other	(27)	(12)	(61)	(38)
Adjusted EBIT	603	363	1,290	728
Less: Amortization of acquired intangible assets from business combinations (2)	(144)	(40)	(277)	(79)
Less: Impact of hyperinflation (3)	(4)	(3)	(15)	(5)
Less: Transaction costs (4)	(6)	(10)	(28)	(10)
Less: Restructuring, integration and related expenses, net (5)	(112)	(23)	(165)	(29)
Add/(Less): Other (6)	(3)	10	(7)	3
Interest income	15	9	30	20
Interest expense	(169)	(81)	(337)	(167)
Equity in income of affiliated companies, net of tax	(2)	(1)	(4)	(1)
Income before income taxes and equity income of affiliated companies	$178	$224	$487	$460
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
(4)Transaction costs include incremental costs related to the Merger. Refer to Note 4 "Restructuring, Transaction, and Integration Expenses, Net".
(5)For the three and six months ended December 31, 2025, Restructuring, integration and related expenses, net, primarily includes costs incurred in connection with the Berry Plan. For the three and six months ended December 31, 2024, Restructuring, integration and related expenses, net includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 5 - "Restructuring" for further information.
(6)For the three and six months ended December 31, 2025, Other primarily includes the Company's former Chief Financial Officer's accelerated compensation, including share-based compensation, and other transition related expenses. For the three and six months ended December 31, 2024, Other includes various expense and income items primarily relating to a pre-tax gain on the disposal Bericap of $15 million, offset by a loss on disposal of a non-core business. Refer to Note 3 - "Acquisitions and Disposals" for further information.

    The tables below present additional financial information by reportable segments:

    Capital expenditures for the acquisition of long-lived assets by reportable segment were:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
Global Flexible Packaging Solutions	$98	$76	$220	$179
Global Rigid Packaging Solutions	105	22	221	63
Other	18	—	18	1
Total capital expenditures for the acquisition of long-lived assets	$221	$98	$459	$243
    Depreciation and amortization on long-lived assets by reportable segment were:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
Global Flexible Packaging Solutions	$173	$99	$346	$206
Global Rigid Packaging Solutions	198	28	383	59
Other	3	3	7	5
Total depreciation and amortization on long-lived assets	$374	$130	$736	$270

    Total assets by segment are not disclosed as the CODM does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The following tables disaggregate net sales, excluding intersegment sales, by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended December 31,
	2025			2024
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$1,488	$1,228	$2,716	$980	$519	$1,499
Latin America	249	203	452	250	211	461
Europe	1,034	746	1,780	857	—	857
Asia Pacific	415	86	501	424	—	424
Net sales	$3,186	$2,263	$5,449	$2,511	$730	$3,241

	Six Months Ended December 31,
	2025			2024
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$3,032	$2,615	$5,647	$2,011	$1,124	$3,135
Latin America	516	395	911	521	408	929
Europe	2,084	1,566	3,650	1,695	—	1,695
Asia Pacific	811	175	986	835	—	835
Net sales	$6,443	$4,751	$11,194	$5,062	$1,532	$6,594

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

    On January 14, 2026, the Company effected a 1-for-5 reverse split of ordinary shares. The share and per share data presented below has been retroactively adjusted for the effects of the Reverse Split. For further information, refer to Note 1, "Nature of Operations and Basis of Presentation" and Note 17, "Subsequent Events".

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share amounts)	2025	2024	2025	2024
Numerator
Net income attributable to Amcor plc	$177	$163	$439	$354
Distributed and undistributed earnings attributable to shares to be repurchased	—	—	—	(1)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$177	$163	$439	$353

Denominator
Weighted-average ordinary shares outstanding (1)	463.1	288.9	463.1	288.9
Weighted-average ordinary shares to be repurchased by Amcor plc	—	(0.4)	(0.5)	(0.6)
Weighted-average ordinary shares outstanding for EPS—basic	463.1	288.5	462.6	288.3
Effect of dilutive shares	0.7	0.6	0.4	0.6
Weighted-average ordinary shares outstanding for EPS—diluted	463.8	289.1	463.0	288.9

Per ordinary share income
Basic earnings per ordinary share	$0.38	$0.57	$0.95	$1.22
Diluted earnings per ordinary share	$0.38	$0.56	$0.95	$1.22

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

(1)For the three and six months ended December 31, 2025 , the calculation of weighted-average ordinary shares outstanding includes approximately 1.6 million and 1.8 million shares, respectively, that had not been issued as of December 31, 2025, but whose issuance is not contingent on factors other than the passage of time.

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 8.4 million and 6.7 million shares, for the three and six months ended December 31, 2025, respectively. The excluded stock awards represented an aggregate of 3.4 million and 3.6 million shares, for the three and six months ended December 31, 2024, respectively.

Note 16 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of December 31, 2025, the Company has recorded accruals of $13 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $25 million as of December 31, 2025. The litigation process is subject to many uncertainties, and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of December 31, 2025, the Company provided letters of credit of $18 million, judicial insurance of $1 million, and deposited cash of $15 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of December 31, 2025, the Company has recorded aggregate accruals of $10 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of December 31, 2025, the Company has also recorded aggregate accruals of $64 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three and six months ended December 31, 2025.

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

Note 17 - Subsequent Events

Execution of a reverse stock split (the "Reverse Split")

    On January 14, 2026, the Company filed an amendment to its memorandum of association to effect a 1-for-5 reverse stock split. The Reverse Split became effective on January 14, 2026. In connection with the Reverse Split, the par value of the Company's ordinary shares was increased to $0.05 and the Company's number of ordinary shares authorized was reduced to 1,800 million ordinary shares. Any resulting fractional shares were settled in cash.

Sale of ePac Holdings, LLC ("ePac") investment

    On January 14, 2026, the Company completed the sale of its investment in ePac and its operating subsidiaries for estimated proceeds of approximately $79 million, including contingent consideration. The Company’s investment in ePac has been accounted for under the equity method since fiscal year 2023.

Quarterly dividend distribution

    On February 3, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.65 per share to be paid on March 17, 2026, to shareholders of record as of February 25, 2026. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from February 24, 2026, to February 25, 2026, inclusive.

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

    On January 14, 2026, the Company filed an amendment to its memorandum of association to effect a 1-for-5 reverse stock split (the "Reverse Split"). The Reverse Split became effective on January 14, 2026. In connection with the Reverse Split, the par value of the Company's ordinary shares was increased to $0.05 and the Company's number of ordinary shares authorized was reduced to 1,800 million ordinary shares. All references made to ordinary shares and per share amounts throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the effects of the Reverse Split.

Summary of Financial Results

	Three Months Ended December 31,				Six Months Ended December 31,
($ in millions)	2025		2024		2025		2024
Net sales	$5,449	100.0%	$3,241	100.0%	$11,194	100.0%	$6,594	100.0%
Cost of sales	(4,410)	(80.9%)	(2,615)	(80.7%)	(9,031)	(80.7%)	(5,309)	(80.5%)

Gross profit	1,039	19.1%	626	19.3%	2,163	19.3%	$1,285	19.5%

Operating expenses:
Selling, general, and administrative expenses	(440)	(8.1%)	(255)	(7.9%)	(875)	(7.8%)	(531)	(8.1%)
Amortization of acquired intangible assets	(144)	(2.6%)	(40)	(1.2%)	(277)	(2.5%)	(79)	(1.2%)
Research and development expenses	(38)	(0.7%)	(27)	(0.8%)	(84)	(0.8%)	(55)	(0.8%)
Restructuring, transaction and integration expenses, net	(118)	(2.2%)	(33)	(1.0%)	(193)	(1.7%)	(39)	(0.6%)
Other income, net	32	0.6%	26	0.8%	58	0.5%	28	0.4%

Operating income	331	6.1%	297	9.2%	792	7.1%	609	9.2%

Interest income	15	0.3%	9	0.3%	30	0.3%	20	0.3%
Interest expense	(169)	(3.1%)	(81)	(2.5%)	(337)	(3.0%)	(167)	(2.5%)
Other non-operating income/(expenses), net	1	—%	(1)	—%	2	—%	(2)	—%

Income before income taxes and equity in income of affiliated companies	178	3.3%	224	6.9%	487	4.4%	460	7.0%

Income tax expense	(3)	(0.1%)	(58)	(1.8%)	(52)	(0.5%)	(101)	(1.5%)
Equity in income of affiliated companies, net of tax	2	—%	1	—%	4	—%	1	—%
						—%		—%
Net income	$177	3.2%	$167	5.2%	439	3.9%	360	5.5%

Net income attributable to non-controlling interests	—	—%	(4)	(0.1%)	—	—%	(6)	(0.1%)

Net income attributable to Amcor plc	$177	3.2%	$163	5.0%	439	3.9%	354	5.4%

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

Significant Developments and Trends

Merger with Berry Global Group, Inc.

    On November 19, 2024, the Company, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Berry Global Group, Inc., a Delaware corporation (“Berry”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Merger Sub with and into Berry (the “Merger”), with Berry surviving the Merger as a wholly-owned subsidiary of Amcor. On April 30, 2025, we completed the transactions called for by the Merger Agreement to obtain all of the ownership interest in Berry for purchase consideration of $10.4 billion, not including Berry debt assumed by Amcor of approximately $5.2 billion. In connection with the closing of the Merger, we issued approximately 846 million ordinary shares to Berry shareholders, excluding shares for Berry vested share-based payment and cash settled awards at closing, and paid $2.2 billion in connection with the required extinguishment of certain Berry indebtedness using the proceeds from the cumulative issuance of $2.2 billion in long-term debt in March 2025. Refer to Part 1, Item 1 - Financial Statements, Note 3, "Acquisitions and Disposals", for further information.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The Company continues to target realizing approximately $530 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings, $60 million in annual financial synergies and $60 million in pre-tax earnings benefits from growth synergies by the end of fiscal year 2028. The total Berry Plan pre-tax cash cost is estimated at $280 million, net, including restructuring activities and general integration expenses. As of December 31, 2025, the Company has initiated restructuring projects with an expected net cost of approximately $285 million, of which $132 million relates to employee related expenses, $46 million to fixed asset related expenses (net of expected gains on asset disposals), $58 million to other restructuring expenses, and $49 million to restructuring related expenses. In addition, the Company expects to spend approximately $110 million on general integration costs. The restructuring and general integration activities initiated to date are expected to result in $260 million of net cash expenditures. The Berry Plan is expected to be completed by the end of fiscal year 2028.

    In the six months ended December 31, 2025, the Company incurred $96 million in employee related expenses, $8 million in other restructuring, and $26 million in restructuring related expenses, partially offset by a net gain of $6 million on fixed asset related items, with $69 million incurred in the Global Flexible Packaging Solutions reportable segment, $47 million incurred in the Global Rigid Packaging Solutions reportable segment, and $8 million incurred in Corporate. The Company also incurred $30 million in integration activities in the first half of fiscal year 2026. Net cash outflows for restructuring and related expenses for both the three months ended and six months ended December 30, 2025, were approximately $32 million. Net cash expenditures of approximately $150 million to $160 million are expected for the balance of fiscal year 2026 for restructuring and general integration activities, with $120 million to $130 million representing payments for restructuring and related expenses.

Review of Portfolio-Related Strategic Alternatives

    In August 2025, we announced that we are reviewing strategic alternatives to maximize the value of our portfolio and have identified businesses with combined sales of $2.5 billion, which includes our North American Beverage business, for further review given they are less aligned with one or more core portfolio attributes including attractive growth and margin profile, industry structure, and scale and leadership position. Possible actions for these businesses include and are not limited to restructuring, partnership and joint venture ownership models, cash sale or a combination thereof. While we continue to progress in our strategic alternatives review and expect to make progress in fiscal year 2026 on actions related to this strategic review, we have not identified a set deadline or definitive timetable for completion of the strategic alternatives review process and related actions and there is no assurance that this review will result in any transaction or that any such outcome will be successful. Subsequent to the end of the second quarter of fiscal year 2026, we completed the sale of our investment in ePac for estimated proceeds of $79 million, including contingent consideration. Refer to Note 17 - "Subsequent Events" for further information.

Economic and Market Conditions

    Market dynamics remain challenging with softer consumer demand and customer order volatility in certain markets, and higher costs in certain areas, including labor costs, during the first half of fiscal year 2026. The underlying causes for the market volatility being experienced can be attributed to a variety of factors, such as geopolitical tension and conflicts, volatility and changes in U.S. domestic and global tariff frameworks and inflation in many economies impacting consumption and consumer demand. Rapid changes in U.S. trade policies, including the announcement of wide-spread tariff increases which were paused and then re-announced, amid persistent inflation in the U.S., has impacted global market conditions resulting in fluctuating consumer demand across many categories.

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

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. The impact of highly inflationary accounting in the three months ended December 31, 2025, and 2024 resulted in a negative impact on monetary assets of $4 million and $3 million, respectively, and $15 million and $5 million in the six months ended December 31, 2025, and 2024, respectively, in foreign currency transaction losses that were reflected in the unaudited condensed consolidated statements of income. In December 2025, the Argentine central bank announced a new phase of its economic program which included changing its foreign exchange rate band mechanism and launching an active foreign exchange reserve accumulation program to strengthen the country's economy. In December 2025, the Argentine central bank repaid the portion that it drew on the $20 billion exchange-rate stabilization agreement it entered into with the United States Treasury Department. We continue to monitor the foreign currency exposure risk of our operations in Argentina, which represented less than 1% of total assets as of December 31, 2025.

Results of Operations - Three Months Ended December 31, 2025

Consolidated Results of Operations

	Three Months Ended December 31,
($ in millions, except per share data)	2025	2024
Net sales	$5,449	$3,241
Operating income	331	297
Operating income as a percentage of net sales	6.1%	9.2%

Net income attributable to Amcor plc	$177	$163
Diluted Earnings Per Share	$0.38	$0.56

    Net sales increased by $2,208 million, or 68%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Excluding the increase of sales from the merger with Berry Global Group, Inc. (the "Merger"), net of divestments, of approximately $2,155 million, the positive currency impacts of approximately $168 million, and the negative impacts from the pass-through of lower raw material costs of approximately $5 million, the remaining variation in net sales for the three months ended December 31, 2025 was a decrease of approximately $110 million or 3%, reflecting lower sales volumes of approximately 3%.

    Net income attributable to Amcor plc increased by $14 million, or 9%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. This is mainly due to increased gross profit of $413 million, lower income tax expense of $55 million, and higher other income, net, of $6 million, partially offset by higher selling, general, and administrative expenses of $185 million, increased amortization of acquired intangible assets of $104 million, increased restructuring, transaction and integration expenses, net of $85 million, higher interest expense, net, of $82 million, and increased research and development expenses of $11 million, all primarily due to the Merger.

    Diluted earnings per share ("Diluted EPS") decreased by $0.180, or 32%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, with the net income available to ordinary shareholders of Amcor plc increasing by 9% due to the above items and the diluted weighted average number of shares increasing by 60% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase in the diluted weighted-average number of shares outstanding was largely due to the completion of the Merger with Berry and the related share issuances.

Segment Results of Operations

Global Flexible Packaging Solutions Segment

	Three Months Ended December 31,
($ in millions)	2025	2024
Net sales including intersegment sales	$3,188	$2,511
Adjusted EBIT	402	322
Adjusted EBIT as a percentage of net sales	12.6%	12.8%

    Net sales, including intersegment sales, increased by $677 million, or 27% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Excluding the increase of sales from the Merger, net of divestments, of approximately $605 million and the positive currency impacts of approximately $96 million, the remaining variation in net sales for the three months ended December 31, 2025 was a decrease of approximately $25 million, or 1%, reflecting unfavorable sales volumes of approximately 2% which was partially offset by favorable price/mix impacts of approximately 1%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $80 million, or 25% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Excluding the positive impacts from the Merger, net of divestments, of approximately $65 million, and the positive currency impacts of approximately $9 million, the remaining variation in Adjusted EBIT for the three months ended December 31, 2025 was an increase of approximately $7 million, or 2%, mainly reflecting synergy benefits from the Merger and favorable operating cost performance of approximately 15%, partly offset by unfavorable volumes of approximately 8% and unfavorable price/mix impacts of approximately 5%.

Global Rigid Packaging Solutions Segment

	Three Months Ended December 31,
($ in millions)	2025	2024
Net sales including intersegment sales	$2,264	$730
Adjusted EBIT	228	53
Adjusted EBIT as a percentage of net sales	10.1%	7.3%

    Net sales, including intersegment sales, increased by $1,534 million, or 210%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Excluding the increase of sales from the Merger, net of divestments, of approximately $1,550 million, the positive currency impacts of approximately $73 million, and the negative impacts from the pass-through of lower raw material costs of approximately $5 million, the remaining variation in net sales for the three months ended December 31, 2025 was a decrease of approximately $84 million, or 11%, reflecting unfavorable sales volumes of approximately 6%, and unfavorable price/mix impacts of approximately 6%.

    Adjusted EBIT increased by $175 million, or 327%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. Excluding the positive impacts from the Merger, net of divestments, of approximately $165 million and the positive currency impacts of approximately $10 million, the remaining variation in Adjusted EBIT for the three months ended December 31, 2025 was an increase of approximately $1 million, or 2%, reflecting synergy benefits from the Merger and favorable operating cost performance impacts of approximately 55%, partially offset by the net negative effect of 17% from unfavorable volumes and unfavorable price/mix impacts on earnings of approximately 36%.

Consolidated Gross Profit

	Three Months Ended December 31,
($ in millions)	2025	2024
Gross profit	$1,039	$626
Gross profit as a percentage of net sales	19.1%	19.3%

    Gross profit increased by $413 million, or 66%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase was primarily driven by the Merger and synergies. Gross profit as a percentage of sales of 19.1% remained relatively stable as of December 31, 2025, compared to December 31, 2024.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended December 31,
($ in millions)	2025	2024
SG&A expenses	$(440)	$(255)
SG&A expenses as a percentage of net sales	(8.1%)	(7.9%)

    SG&A expenses increased by $185 million, or 73%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase was primarily driven by the Merger.

Consolidated Amortization of Acquired Intangible Assets

	Three Months Ended December 31,
($ in millions)	2025	2024
Amortization of acquired intangible assets	$(144)	$(40)
Amortization of acquired intangible assets as a percentage of net sales	(2.6)%	(1.2)%

    Amortization of acquired intangible assets increased by $104 million, or 260%, in the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase was primarily driven by the additional intangible assets acquired in the Merger.

Consolidated Research and Development Expenses

	Three Months Ended December 31,
($ in millions)	2025	2024
Research and development expenses	$(38)	$(27)
Research and development expenses as a percentage of net sales	(0.7)%	(0.8)%

    Research and development expenses increased by $11 million, or 41%, in the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase was primarily driven by the Merger.

Consolidated Restructuring, Transaction and Integration Expenses, Net

	Three Months Ended December 31,
($ in millions)	2025	2024
Restructuring, transaction and integration expenses, net	$(118)	$(33)
Restructuring, transaction and integration expenses, net as a percentage of net sales	(2.2%)	(1.0%)

    Restructuring, transaction and integration expenses, net increased by $85 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The change was a result of an increase in restructuring, integration, and related expenses, net, of $89 million, partially offset by a decrease of transaction costs of $4 million.

Consolidated Other Income, Net

	Three Months Ended December 31,
($ in millions)	2025	2024
Other income, net	$32	$26
Other income, net as a percentage of net sales	0.6%	0.8%

    Other income, net changed by $6 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The change was primarily driven by indirect tax benefits, partially offset by the impact of highly inflationary accounting for subsidiaries in Argentina.

Consolidated Interest Income

	Three Months Ended December 31,
($ in millions)	2025	2024
Interest income	$15	$9
Interest income as a percentage of net sales	0.3%	0.3%

    Interest income increased by $6 million in the three months ended December 31, 2025, compared to the three months ended December 31, 2024, driven by interest on higher cash balances.

Consolidated Interest Expense

	Three Months Ended December 31,
($ in millions)	2025	2024
Interest expense	$(169)	$(81)
Interest expense as a percentage of net sales	(3.1)%	(2.5)%

    Interest expense increased by $88 million in the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily driven by the additional debt issued and assumed in the Merger.

Consolidated Income Tax Expense

	Three Months Ended December 31,
($ in millions)	2025	2024
Income tax expense	$(3)	$(58)
Effective income tax rate	1.7%	25.9%

    Income tax expense decreased by 24.2 percentage points for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to differences in non-deductible expenditures, and discrete events between the periods, which includes a $43 million discrete benefit from post-acquisition restructuring in the current period.

Results of Operations - Six Months Ended December 31, 2025

Consolidated Results of Operations

	Six Months Ended December 31,
($ in millions, except per share data)	2025	2024
Net sales	$11,194	$6,594
Operating income	$792	$609
Operating income as a percentage of net sales	7.1%	9.2%

Net income attributable to Amcor plc	$439	$354
Diluted Earnings Per Share	$0.95	$1.22

    Net sales increased by $4,600 million, or 70%, for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. Excluding the increase of sales from the merger with Berry Global Group, Inc. (the "Merger"), net of divestments, of approximately $4,519 million, the positive currency impacts of approximately $278 million, and the negative impacts from the pass-through of lower raw material costs of approximately $29 million, the remaining variation in net sales for the six months ended December 31, 2025 was a decrease of approximately $168 million or 3%, reflecting lower sales volumes of 3%, partially offset by favorable price/mix impacts of approximately 1%.

    Net income attributable to Amcor plc increased by $85 million, or 24%, for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, mainly due to an increase in gross profit of $878 million, lower income tax expense of $49 million, and higher other income, net, of $30 million, partially offset by higher selling, general, and administrative expenses of $344 million, higher amortization of acquired intangible assets of $198 million, higher restructuring, transaction and integration expenses, net of $154 million, higher interest expense, net of $160 million, and increased research and development expenses of $29 million, all primarily due to the Merger.

    Diluted earnings per share decreased by $0.270, or 22%, for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, with the net income available to ordinary shareholders of Amcor plc increasing by 24% due to the above items and the diluted weighted average number of shares increasing by 60% for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The increase in the diluted weighted-average number of shares outstanding was largely due to the completion of the Merger with Berry and the related share issuances.

Segment Results of Operations

Global Flexible Packaging Solutions Segment

	Six Months Ended December 31,
($ in millions)	2025	2024
Net sales including intersegment sales	$6,445	$5,062
Adjusted EBIT	$828	$651
Adjusted EBIT as a percentage of net sales	12.9%	12.9%

    Net sales, including intersegment sales, increased by $1,383 million, or 27% for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. Excluding the increase of sales from the Merger, net of divestments, of approximately $1,249 million, the positive currency impacts of approximately $158 million, and the positive impacts from the pass-through of higher raw material costs of approximately $22 million, the remaining variation in net sales for the six months ended December 31, 2025 was a decrease of approximately $46 million, or 1%, mainly reflecting unfavorable sales volumes offset by favorable price/mix impacts of approximately 2%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $177 million, or 27%, for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. Excluding the positive impacts from the Merger, net of divestments, of approximately $140 million, and the positive currency impacts of approximately $15 million, the remaining variation in Adjusted EBIT for the six months ended December 31, 2025 was an increase of approximately $22 million, or 3%, mainly reflecting synergy benefits from the Merger and favorable operating cost performance of approximately 14%, partially offset by unfavorable volumes of approximately 8% and negative price/mix impacts of approximately 3%.

Global Rigid Packaging Solutions Segment

	Six Months Ended December 31,
($ in millions)	2025	2024
Net sales including intersegment sales	$4,752	$1,532
Adjusted EBIT	$523	$115
Adjusted EBIT as a percentage of net sales	11.0%	7.5%

    Net sales, including intersegment sales, increased by $3,220 million, or 210%, for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. Excluding the increase of sales from the Merger, net of divestments, of approximately $3,270 million, the positive currency impacts of approximately $121 million, and the negative impacts from the pass-through of lower raw material costs of approximately $51 million, the remaining variation in net sales for the six months ended December 31, 2025 was a decrease of approximately $120 million, or 8%, reflecting unfavorable sales volumes of approximately 5% and unfavorable price/mix impacts of approximately 3%.

    Adjusted EBIT increased by $408 million, or 354%, for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. Excluding the positive impacts from the Merger, net of divestments, of approximately $405 million and the positive currency impacts of approximately $17 million, the remaining variation in Adjusted EBIT for the six months ended December 31, 2025 was a decrease of approximately $15 million, or 13%, reflecting negative effect of approximately 23% from unfavorable volumes, unfavorable price/mix impact of approximately 29%, partially offset by synergy benefits from the Merger and cost performance impacts of approximately 39%.

Consolidated Gross Profit

	Six Months Ended December 31,
($ in millions)	2025	2024
Gross profit	$2,163	$1,285
Gross profit as a percentage of net sales	19.3%	19.5%

    Gross profit increased by $878 million, or 68%, for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The increase was primarily driven by the Merger and synergies. Gross profit as a percentage of sales of 19.3% remained relatively stable as of December 31, 2025, compared to December 31, 2024.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Six Months Ended December 31,
($ in millions)	2025	2024
SG&A expenses	$(875)	$(531)
SG&A expenses as a percentage of net sales	(7.8%)	(8.1%)

    Selling, general, and administrative expenses increased by $344 million or 65% for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The increase was primarily driven by the Merger.

Consolidated Amortization of Acquired Intangible Assets

	Six Months Ended December 31,
($ in millions)	2025	2024
Amortization of acquired intangible assets	$(277)	$(79)
Amortization of acquired intangible assets as a percentage of net sales	(2.5%)	(1.2%)

    Amortization of acquired intangible assets increased by $198 million, or 251%, in the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The increase was primarily driven by the additional intangible assets acquired in the Merger.

Consolidated Research and Development Expenses

	Six Months Ended December 31,
($ in millions)	2025	2024
Research and development expenses	$(84)	$(55)
Research and development expenses as a percentage of net sales	(0.8%)	(0.8%)

    Research and development expenses increased by $29 million, or 53%, in the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The increase was primarily driven by the Merger.

Consolidated Restructuring, Transaction and Integration Expenses, Net

	Six Months Ended December 31,
($ in millions)	2025	2024
Restructuring, transaction and integration expenses, net	$(193)	$(39)
Restructuring, transaction and integration expenses, net as a percentage of net sales	(1.7%)	(0.6%)

    Restructuring, transaction and integration expenses, net increased by $154 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The change was a result of an increase in restructuring, integration, and related expenses, net, of $136 million and an increase in transaction costs incurred in connection with the Merger of $18 million.

Consolidated Other Income, Net

	Six Months Ended December 31,
($ in millions)	2025	2024
Other income, net	$58	$28
Other income, net as a percentage of net sales	0.5%	0.4%

    Other income, net changed by $30 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily driven by asset disposal impacts and indirect tax benefits, partially offset by the impact of highly inflationary accounting for subsidiaries in Argentina.

Consolidated Interest Income

	Six Months Ended December 31,
($ in millions)	2025	2024
Interest income	$30	$20
Interest income as a percentage of net sales	0.3%	0.3%

    Interest income increased by $10 million in the six months ended December 31, 2025, compared to the six months ended December 31, 2024, driven by interest on higher cash balances.

Consolidated Interest Expense

	Six Months Ended December 31,
($ in millions)	2025	2024
Interest expense	$(337)	$(167)
Interest expense as a percentage of net sales	(3.0%)	(2.5%)

    Interest expense increased by $170 million in the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily driven by the additional debt issued and assumed in the Merger.

Consolidated Income Tax Expense

	Six Months Ended December 31,
($ in millions)	2025	2024
Income tax expense	$(52)	$(101)
Effective income tax rate	10.7%	22.0%

    The effective tax rate for the six months ended December 31, 2025, decreased by 11.3 percentage points compared to the six months ended December 31, 2024, primarily due to differences in non-deductible expenditures, and discrete events between the periods, which includes a $43 million discrete benefit from post-acquisition restructuring in the current period.

Presentation of Non-GAAP Information

    This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain regulatory and litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including financing-related, transaction, and integration expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of contingent acquisition payments and economic hedging instruments on commercial paper, CEO and CFO transition costs, and impacts related to the Russia-Ukraine conflict. Note that while amortization of acquired intangible assets is excluded from non-GAAP adjusted financial measures, the revenue of the acquired entities and all other expenses unless otherwise stated, are reflected in Adjusted EBIT and adjusted net income and the acquired assets contribute to revenue generation.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three and six months ended December 31, 2025, and 2024 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
Net income attributable to Amcor plc, as reported	$177	$163	$439	$354
Add: Net income attributable to non-controlling interests	—	4	—	6
Net income	177	167	439	360
Add: Income tax expense	3	58	52	101
Add: Interest expense	169	81	337	167
Less: Interest income	(15)	(9)	(30)	(20)
EBIT	334	297	798	608
Add: Amortization of acquired intangible assets from business combinations (1)	144	40	277	79
Add: Impact of hyperinflation (2)	4	3	15	5
Add: Transaction costs (3)	6	10	28	10
Add: Restructuring, integration and related expenses, net (4)	112	23	165	29
Add/(Less): Other (5)	3	(10)	7	(3)
Adjusted EBIT	$603	$363	$1,290	$728
Less: Interest expense	(169)	(81)	(337)	(167)
Add: Adjustments to interest expense (6)	13	—	26	—
Less: Income tax expense	(3)	(58)	(52)	(101)
Add/(Less): Adjustments to income tax expense (7)	(59)	4	(109)	(7)
Add: Interest income	15	9	30	20
Less: Net income attributable to non-controlling interests	—	(4)	—	(6)
Adjusted net income	$400	$233	$848	$467
(1)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(3)Transaction costs include incremental costs related to the Merger. Refer to Note 4 "Restructuring, Transaction, and Integration Expenses, Net."
(4)For the three and six months ended December 31, 2025, Restructuring, integration and related expenses, net, primarily includes costs incurred in connection with the Berry Plan. For the three and six months ended December 31, 2024, Restructuring, integration and related expenses, net includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 5 - "Restructuring" for further information.
(5)For the three and six months ended December 31, 2025, Other primarily includes the Company's former Chief Financial Officer accelerated compensation, including share-based compensation, and other transition related expenses. For the three and six months ended December 31, 2024, Other includes various expense and income items primarily relating to a pre-tax gain on the disposal Bericap of $15 million, offset by a loss on disposal of a non-core business. Refer to Note 3 - "Acquisitions and Disposals".
(6)Adjustments to interest expense includes amortization of the fair value adjustment to debt acquired in connection with the Merger.
(7)Net tax impact on items (1) through (6) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of December 31, 2025, and June 30, 2025, is as follows:

($ in millions)	December 31, 2025	June 30, 2025
Current portion of long-term debt (1)	$436	$141
Short-term debt	83	116
Long-term debt, less current portion	14,619	13,841
Total debt	15,138	14,098
Less cash and cash equivalents	(1,057)	(827)
Net debt	$14,081	$13,271
(1)Refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, Note 14 "Debt", and Note 11 - "Debt" in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" for additional information on debt maturities.

Supplemental Guarantor Information

    Amcor plc, along with certain wholly-owned subsidiary guarantors, guarantee the following senior notes issued by the wholly-owned subsidiaries, Amcor Flexibles North America, Inc. (“Amcor Flexibles North America”), Amcor UK Finance plc (“Amcor UK”), Amcor International UK plc ("AIUK"), Amcor Finance (USA), Inc. (“AFUI”), Amcor Group Finance plc (“AGF”), and Berry Global, Inc. (“Berry Global”).

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
•€750 million, 3.200% Guaranteed Senior Notes due 2029 of Amcor UK Finance plc
•€500 million, 3.950% Guaranteed Senior Notes due 2032 of Amcor UK Finance plc
•€750 million, 3.750% Guaranteed Senior Notes due 2033 of Amcor UK Finance plc
•$500 million, 5.625% Guaranteed Senior Notes due 2033 of Amcor Finance (USA), Inc.
•$500 million, 5.450% Guaranteed Senior Notes due 2029 of Amcor Group Finance plc

Note Guaranteed by the Obligor Group 2 companies (as defined below):
• $1,525 million, 1.570% First Priority Senior Secured Notes due January 2026 of Berry Global, Inc.

Notes Guaranteed by the Obligor Group 3 companies (as defined below):
• $400 million, 1.650% First Priority Senior Secured Notes due 2027 of Berry Global, Inc. (1)
• $500 million, 5.500% First Priority Senior Secured Notes due 2028 of Berry Global, Inc. (1)
• $800 million, 5.800% First Priority Senior Secured Notes due 2031 of Berry Global, Inc. (1)
• $800 million, 5.650% First Priority Senior Secured Notes due 2034 of Berry Global, Inc. (1)

(1)On April 30, 2025, in connection with the consummation of the Merger and Amcor plc’s consent solicitations from the holders of the 1.650% First Priority Senior Secured Notes due 2027, 5.500% First Priority Senior Secured Notes due 2028, 5.800% First Priority Senior Secured Notes due 2031, and 5.650% First Priority Senior Secured Notes due 2034 issued by Berry, Amcor plc provided a guarantee of each series of Consent Solicitation Notes and, as a result, among other things, the liens on all of the collateral of Berry granted to secure each such series of Consent Solicitation Notes was released.

The table below summarizes the composition of Obligor Groups:

Entity	Incorporated in	Obligor Group 1	Obligor Group 2	Obligor Group 3
Amcor Plc (ultimate parent entity)	Jersey	x	x	x
Subsidiary guarantors:
Amcor Flexibles North America	Missouri, USA	x		x
Amcor UK	United Kingdom	x		x
AIUK	United Kingdom	x		x
AFUI	Delaware, USA	x		x
AGF	United Kingdom	x		x
Berry Global	Delaware, USA	x	x	x
Berry Global Group, Inc.	Delaware, USA	x	x

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

Statement of Income for Obligor Group
($ in millions)

Six Months Ended December 31, 2025	Obligor Group 1	Obligor Group 2	Obligor Group 3
Net sales - external	$866	$399	$866
Net sales - to subsidiaries outside the Obligor Group	5	—	5
Total net sales	$871	$399	$871

Gross profit	193	84	193

Net income (1)	$(5,491)	$(5,673)	$(5,491)

Net income attributable to non-controlling interests	—	—	—

Net income attributable to Obligor Group	$(5,491)	$(5,673)	$(5,491)
(1)Includes a loss relating to an internal restructuring.

Balance Sheets for Obligor Group
($ in millions)

As of December 31, 2025	Obligor Group 1	Obligor Group 2	Obligor Group 3
Assets
Current assets - external	$2,479	$829	$2,479
Current assets - due from subsidiaries outside the Obligor Group	219	—	219
Total current assets	2,698	829	2,698
Non-current assets - external	3,216	1,805	3,216
Non-current assets - due from subsidiaries outside the Obligor Group	14,994	2,237	14,994
Total non-current assets	18,210	4,042	18,210
Total assets	$20,908	$4,871	$20,908
Liabilities
Current liabilities - external	$4,849	$2,721	$4,849
Current liabilities - due to subsidiaries outside the Obligor Group	36	—	36
Total current liabilities	4,885	2,721	4,885
Non-current liabilities - external	15,774	5,783	15,774
Non-current liabilities - due to subsidiaries outside the Obligor Group (1)	10,087	3,587	9,026
Total non-current liabilities	25,861	9,370	24,800
Total liabilities	$30,746	$12,091	$29,685

As of June 30, 2025	Obligor Group 1	Obligor Group 2	Obligor Group 3
Assets
Current assets - external	$2,620	$274	$2,620
Current assets - due from subsidiaries outside the Obligor Group	212	—	212
Total current assets	2,832	274	2,832
Non-current assets - external	3,187	1,784	3,187
Non-current assets - due from subsidiaries outside the Obligor Group	11,806	1,134	11,806
Total non-current assets	14,993	2,918	14,993
Total assets	$17,825	$3,192	$17,825
Liabilities
Current liabilities - external	$4,534	$2,478	$4,534
Current liabilities - due to subsidiaries outside the Obligor Group	35	—	35
Total current liabilities	4,569	2,478	4,569
Non-current liabilities - external	15,154	6,199	15,154
Non-current liabilities - due to subsidiaries outside the Obligor Group (1)	8,094	1,703	7,060
Total non-current liabilities	23,248	7,902	22,214
Total liabilities	$27,817	$10,380	$26,783
(1)Includes unsettled cash pooling arrangement received by the obligor group on behalf of subsidiaries outside of the obligor group.

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations. Our estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes in critical accounting estimates and judgments as of December 31, 2025, from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Overview

	Six Months Ended December 31,
($ in millions)	2025	2024
Net cash provided by operating activities	$370	$159
Net cash used in investing activities	(441)	(134)
Net cash provided by/(used in) financing activities	291	(143)

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities increased by $211 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The change is primarily driven by higher net income, adjusted for non-cash items, in the current period, partially offset by higher working capital outflows in the current period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $307 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The change is primarily driven by higher net purchases of property, plant, and equipment in the current period, primarily driven by the Merger and by the proceeds received from the sale of Bericap in the prior period.

    Net Cash Provided by/(used in) Financing Activities

    Net cash provided by/(used in) financing activities increased by $434 million for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The change is primarily driven by higher proceeds of long-term debt, partially offset by repayment of commercial paper and higher dividends paid on the issuance of shares related to the Merger in the current period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

    On November 12, 2025, the Company issued additional guaranteed senior euro notes in an aggregate principal amount of €1.5 billion (collectively, the “Notes”). The Notes consist of (i) €750 million principal amount of 3.20% Guaranteed Senior Notes due 2029 and (ii) €750 million principal amount of 3.75% Guaranteed Senior Notes due 2033. The Notes are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness incurred outside the guarantor group as well as the secured indebtedness we can incur to an aggregate of 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times, stepping up to 4.25 times for the twelve consecutive calendar months following the consummation of an acquisition with aggregate consideration in excess of $375 million. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of December 31, 2025, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of December 31, 2025, and June 30, 2025, was $14.1 billion and $13.3 billion, respectively.

Debt Facilities

    As of December 31, 2025, the revolving senior bank debt facility had an aggregate limit of $3.75 billion, of which $0.99 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facility is available to fund working capital, growth capital expenditures, and refinancing obligations. Subject to certain conditions, we can request the total commitment level under the agreement to be increased by up to $1.0 billion.

Dividend Payments

    We declared and paid a $0.6375 cash dividend per ordinary share (as adjusted for the Reverse Split) during the three months ended September 30, 2025, and a $0.65 cash dividend per ordinary share (as adjusted for the Reverse Split) during the three months ended December 31, 2025.

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

Share Repurchases

    In the six months ended December 31, 2025, the Company did not maintain a share repurchase program as the prior program had expired on its terms.

    We had cash outflows of $22 million and $47 million for the purchase of our shares in the open market during the six months ended December 31, 2025, and 2024, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of December 31, 2025, and June 30, 2025, we held treasury shares at a cost of $15 million and $6 million, respectively, representing approximately 0.2 million and 0.1 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended December 31, 2025. For additional information, refer to Note 8, "Fair Value Measurements," and Note 9, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

    We completed our Merger with Berry on April 30, 2025. As noted under Item 9A, "Controls and Procedures", contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2025, management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the merged operations of Berry on April 30, 2025. Under SEC guidelines, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition. We are in the process of integrating Berry's and the Company's internal controls over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    In the quarter ended December 31, 2025, the Company did not maintain a share repurchase program as the prior program had expired on its terms.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

    The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit		Description
3.1		Amended Memorandum of Association of Amcor plc, dated January 14, 2026 (incorporated by reference to Exhibit 3.1 to Amcor plc’s Form 8-K filed on January 15, 2026).
4.1
Indenture, dated as of November 17, 2025, among Amcor UK Finance plc, Amcor plc, Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor International UK, plc, Amcor Flexibles North America, Inc., Berry Global Group, Inc., Berry Global, Inc. and U.S. Bank Trust Company, National Association, as trustee (including the guarantees) (incorporated herein by reference to Exhibit 4.1 to Amcor plc’s Current Report on Form 8-K filed on November 17, 2025).

4.2
Agency Agreement, dated as of November 17, 2025, among Amcor UK Finance plc, as issuer, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Trust Company, National Association, as transfer agent, registrar and trustee (incorporated by reference to Exhibit 4.2 to Amcor plc's Current Report on Form 8-K filed on November 17, 2025).*

4.3		Form of 3.200% Guaranteed Senior Note due 2029 (incorporated by reference to Exhibit 4.5 to Amcor plc's Current Report on Form 8-K filed on November 17, 2025).
4.4		Form of 3.750% Guaranteed Senior Note due 2033 (incorporated by reference to Exhibit 4.6 to Amcor plc's Current Report on Form 8-K filed on November 17, 2025).
22		Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1		Chief Executive Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Chief Financial Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

    * Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Amcor hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOR PLC

Date	February 4, 2026	By	/s/ Stephen R. Scherger
Stephen R. Scherger, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	February 4, 2026	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)