Form 10-Q
period 2026-03-31
Amcor plc
filed 2026-05-07
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of May 5, 2026 (which reflects the registrant's 1-for-5 reverse split of ordinary shares), the registrant had 462,345,690 ordinary shares, $0.05 par value, outstanding.

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
•risk that the anticipated benefits of the Transaction may not be realized when expected or in full;
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
•challenging global economic conditions, including impacts from the Middle East conflict;
•impacts of operating internationally;
•price fluctuations or shortages in the availability of raw materials, energy and other inputs, which could adversely affect our business;
•production, supply, and other commercial risks, including those resulting from geopolitical conflicts and counterparty credit risks, which may be exacerbated in times of economic volatility;
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

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2026	2025	2026	2025
Net sales	$5,914	$3,333	$17,108	$9,927
Cost of sales	(4,724)	(2,679)	(13,755)	(7,988)

Gross profit	1,190	654	3,353	1,939

Selling, general, and administrative expenses	(488)	(266)	(1,363)	(797)
Amortization of acquired intangible assets	(134)	(37)	(411)	(116)
Research and development expenses	(44)	(27)	(128)	(82)
Restructuring, transaction and integration expenses, net	(69)	(32)	(262)	(71)
Other income, net	6	21	64	49

Operating income	461	313	1,253	922

Interest income	17	10	47	30
Interest expense	(170)	(85)	(507)	(252)
Other non-operating income/(expenses), net	2	(1)	4	(3)

Income before income taxes and equity in income of affiliated companies	310	237	797	697

Income tax expense	(32)	(40)	(84)	(141)
Equity in income of affiliated companies, net of tax	—	—	4	1

Net income	$278	$197	$717	$557

Net income attributable to non-controlling interests	—	(1)	—	(7)

Net income attributable to Amcor plc	$278	$196	$717	$550

Basic earnings per share:	$0.60	$0.68	$1.55	$1.91
Diluted earnings per share:	$0.60	$0.68	$1.55	$1.90
Note: Per share amounts may not add due to rounding. All prior periods presented have been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 1, "Nature of Operations and Basis of Presentation" for further information. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Net income	$278	$197	$717	$557
Other comprehensive income/(loss):
Net gains/(losses) on cash flow hedges, net of tax (a)	2	(1)	10	3
Foreign currency translation adjustments, net of tax (b)	(25)	32	2	(73)
Net investment hedge of foreign operations, net of tax (c)	40	—	58	—
Excluded components of fair value hedges	(3)	11	9	—
Pension, net of tax (d)	1	—	4	(2)
Other comprehensive income/(loss)	15	42	83	(72)
Total comprehensive income	293	239	800	485
Comprehensive income attributable to non-controlling interests	—	(1)	—	(7)
Comprehensive income attributable to Amcor plc	$293	$238	$800	$478

(a) Tax expense related to cash flow hedges	$—	$—	$(2)	$(1)
(b) Tax benefit/(expense) related to foreign currency translation adjustments	$1	$—	$2	$(3)
(c) Tax expense related to net investment hedge of foreign operations	$—	$—	$(7)	$—
(d) Tax expense related to pension adjustments	$—	$(1)	$(1)	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$1,587	$827
Trade receivables, net of allowance for credit losses of $48 and $34, respectively	3,513	3,426
Inventories, net:
Raw materials and supplies	1,339	1,394
Work in process and finished goods	2,023	2,077
Prepaid expenses and other current assets	863	710
Assets held for sale, net	503	—
Total current assets	9,828	8,434
Non-current assets:
Property, plant, and equipment, net	7,410	8,202
Operating lease assets	1,037	1,116
Deferred tax assets	266	218
Other intangible assets, net	6,684	7,403
Goodwill	11,955	11,276
Employee benefit assets	71	60
Other non-current assets	331	357
Total non-current assets	27,754	28,632
Total assets	$37,582	$37,066
Liabilities
Current liabilities:
Current portion of long-term debt	$561	$141
Short-term debt	92	116
Trade payables	2,989	3,490
Accrued employee costs	588	619
Other current liabilities	2,405	2,621
Liabilities held for sale	177	—
Total current liabilities	6,812	6,987
Non-current liabilities:
Long-term debt, less current portion	15,200	13,841
Operating lease liabilities	853	910
Deferred tax liabilities	2,040	2,482
Employee benefit obligations	305	352
Other non-current liabilities	710	754
Total non-current liabilities	19,108	18,339
Total liabilities	$25,920	$25,326

Commitments and contingencies (See Note 17)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.05 par value)
Authorized (1,800.0 million shares)
Issued (462.3 and 461.1 million shares, respectively)	$23	$23
Additional paid-in capital	12,246	12,226
Retained earnings	371	548
Accumulated other comprehensive loss	(980)	(1,063)
Treasury shares (0.2 and 0.1 million shares, respectively)	(9)	(6)
Total Amcor plc shareholders' equity	11,651	11,728
Non-controlling interests	11	12
Total shareholders' equity	11,662	11,740
Total liabilities and shareholders' equity	$37,582	$37,066
All prior periods presented in condensed consolidated balance sheets above have been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 1, "Nature of Operations and Basis of Presentation" for further information. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2026	2025
Cash flows from operating activities:
Net income	$717	$557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	1,114	399
Net periodic benefit cost	17	12
Amortization of debt discount and other deferred financing costs	40	24
Net gain on disposal of property, plant, and equipment	(24)	(3)
Net (gain)/loss on disposal of businesses and affiliated companies	2	(8)
Equity in income of affiliated companies	(4)	(1)
Net foreign exchange loss	—	1
Share-based compensation	53	30
Other, net	(135)	97
Loss from highly inflationary accounting for Argentine subsidiaries	22	21
Deferred income taxes, net	(145)	(49)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(1,101)	(804)
Net cash provided by operating activities	556	276
Cash flows from investing activities:
Business acquisitions	(17)	(11)
Purchase of property, plant, and equipment, and other intangible assets	(687)	(360)
Proceeds from divestitures, net of cash divested	—	113
Proceeds from sale of affiliated companies and other investments	70	—
Proceeds from sales of property, plant, and equipment, and other intangible assets	38	9
Net cash used in investing activities	(596)	(249)
Cash flows from financing activities:
Proceeds from exercise of options	6	15
Purchase of treasury shares and tax withholdings for share-based incentive plans	(63)	(53)
Purchase of non-controlling interests	(1)	—
Proceeds from issuance of long-term debt	3,223	2,185
Repayment of long-term debt	(1,539)	(3)
Financing-related transaction fees	—	(11)
Net borrowing/(repayment) of commercial paper	145	(192)
Net borrowing/(repayment) of short-term debt	(42)	65
Repayment of lease liabilities	(15)	(8)
Share buybacks/cancellations	(1)	—
Dividends paid	(894)	(550)
Net cash provided by financing activities	819	1,448

Effect of exchange rates on cash and cash equivalents	(2)	(18)
Cash and cash equivalents included in assets held for sale	(17)	—

Net increase in cash and cash equivalents	760	1,457
Cash and cash equivalents balance at beginning of year	827	588

Cash and cash equivalents balance at end of period	$1,587	$2,045

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$446	$189
Income taxes paid	$381	$148

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$89	$66
Contingent purchase considerations related to acquired businesses, accrued but not paid	$7	$15
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of December 31, 2024	$14	$4,045	$869	$(1,134)	$(10)	$7	$3,791
Net income			196			1	197
Other comprehensive income				42		—	42
Dividends declared ($0.6375 per share)			(184)			—	(184)
Options exercised and shares vested, and related tax withholdings		(2)			3		1
Share-based compensation expense		12					12
Balance as of March 31, 2025	$14	$4,055	$881	$(1,092)	$(7)	$8	$3,859

Balance as of June 30, 2024	$14	$4,019	$879	$(1,020)	$(11)	$72	$3,953
Net income			550			7	557
Other comprehensive loss				(72)		—	(72)
Dividends declared ($1.90 per share)			(548)			(2)	(550)
Options exercised and shares vested, and related tax withholdings		(41)			51		10
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		47					47
Purchase of treasury shares					(47)		(47)
Share-based compensation expense		30					30
Change in non-controlling interests		—				(69)	(69)
Balance as of March 31, 2025	$14	$4,055	$881	$(1,092)	$(7)	$8	$3,859

Balance as of December 31, 2025	$23	$12,230	$393	$(995)	$(15)	$11	$11,647
Net income			278			—	278
Other comprehensive income				15		—	15
Share buyback/cancellations		(1)					(1)
Issuance of shares for share-based awards		14			(14)		—
Dividends declared ($0.65 per share)			(300)			—	(300)
Options exercised and shares vested, and related tax withholdings		(18)			20		2
Share-based compensation expense		21					21
Balance as of March 31, 2026	$23	$12,246	$371	$(980)	$(9)	$11	$11,662

Balance as of June 30, 2025	$23	$12,226	$548	$(1,063)	$(6)	$12	$11,740
Net income			717			—	717
Other comprehensive income				83		—	83
Share buyback/cancellations	—	(1)					(1)
Issuance of shares for share-based awards	—	56			(56)		—
Dividends declared ($1.9375 per share)			(894)			—	(894)
Options exercised and shares vested, and related tax withholdings		(110)			75		(35)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		22					22
Purchase of treasury shares					(22)		(22)
Share-based compensation expense		53					53
Change in non-controlling interests						(1)	(1)
Balance as of March 31, 2026	$23	$12,246	$371	$(980)	$(9)	$11	$11,662
All prior periods presented have been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 1, "Nature of Operations and Basis of Presentation" for further information. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

    Amcor plc ("Amcor" or the "Company") is a public limited company incorporated under the Laws of the Bailiwick of Jersey. The Company's history dates back more than 150 years, with origins in both Australia and the United States of America. On April 30, 2025, the Company completed its acquisition (the "Merger") of Berry Global Group, Inc ("Berry"). The combination of Amcor and Berry has created the global leader in consumer packaging and dispensing solutions for healthcare, beauty and wellness and nutrition, that employs approximately 77,000 people and has more than 400 manufacturing facilities in more than 40 countries. See Note 4, "Acquisitions and Disposals" for more information on the Berry acquisition.

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

    There have been no material changes to the accounting policies followed by the Company during the current fiscal year to date. The Company reclassified prior year comparatives in the unaudited condensed consolidated statements of income to conform to the current year's presentation which provides a standalone line item for the amortization expense of the Company's intangible assets. The Company has certain U.S. and foreign subsidiaries that report on a 5-4-4 calendar or 52-week fiscal year, all of which were acquired as part of the Merger completed on April 30, 2025, and which the Company consolidates into its respective fiscal period. The difference in period end for these foreign and U.S. subsidiaries has been determined to not be material. Certain amounts in the Company's notes to unaudited condensed consolidated financial statements may not add or recalculate due to rounding.

    Effective January 1, 2026, the Company’s flexible operations in Latin America previously included in the Global Flexible Packaging Solutions reportable segment are now reflected in the Global Rigid Packaging Solutions reportable segment as the Company has consolidated management of its flexible and rigid packaging operations under one management team and the Company's Chief Operating Decision Maker is now reviewing results under this new structure. Prior period amounts have been recast to conform with current period presentation. Refer to Note 15, "Segments" for information on the Company's reportable segments.

    On January 14, 2026, the Company filed an amendment to its memorandum of association to effect a 1-for-5 reverse stock split (the "Reverse Split"). The Reverse Split became effective on January 14, 2026. In connection with the Reverse Split, the par value of the Company's ordinary shares was increased to $0.05 and the Company's number of ordinary shares authorized was reduced to 1,800 million ordinary shares. Any resulting fractional shares were settled in cash. All share and per share amounts for all prior periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Split.

Note 2 - New Accounting Guidance

Recently Adopted Accounting Standards

    In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 that adds new reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit or loss. The ASU became effective for the Company beginning with its fiscal year ending June 30, 2025, and interim periods beginning with the first quarter of fiscal year 2026. The Company adopted ASU 2023-07 in fiscal year 2025, which modified our annual disclosures and our interim disclosures in fiscal year 2026. See Note 15, "Segments."

Accounting Standards Not Yet Adopted

    In December 2023, the FASB issued ASU 2023-09 that adds new income tax disclosure requirements, primarily related to existing income tax rate reconciliation and income taxes paid information. The standard's amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company will provide the required disclosures on a prospective basis in its Annual Report on Form 10-K for the year ended June 30, 2026, and the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

    In November 2024, the FASB issued ASU 2024-03 that requires companies to disclose disaggregated information about certain income statement expense line items. The ASU becomes effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.

    In September 2025, the FASB issued ASU 2025-06 to modernize the guidance for accounting for software costs by aligning the accounting with how software is developed today. The ASU becomes effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance can be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

    In December 2025, the FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. The ASU becomes effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a retrospective basis. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

    The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

Note 3 - Held for Sale

    During the third quarter of fiscal year 2026, five individually immaterial businesses identified as part of the strategic review of the Company’s portfolio met the criteria to be classified as held for sale and are therefore presented separately in the March 31, 2026 unaudited condensed consolidated balance sheet. The disposal of these businesses, which are primarily part of the Global Rigid Packaging Solutions reportable segment, will not represent a strategic shift with a major effect on the Company’s operations and financial results, and therefore these businesses do not qualify for reporting as a discontinued operation.

    Assets held for sale are measured at the lower of their carrying value or fair value less estimated costs to sell and are not depreciated. During the third quarter of fiscal year 2026, impairment losses of $6 million were recognized. Refer to Note 9, "Fair Value Measurements", for further information.

    Major classes of assets and liabilities classified as held for sale were as follows:

($ in millions)	March 31, 2026
Cash and cash equivalents	$17
Trade receivables, net	86
Inventories, net	65
Prepaid expenses and other current assets	18
Property, plant and equipment, net	110
Operating lease assets	33
Goodwill	165
Other non-current assets	9
Total assets held for sale, net	$503

Trade payables	54
Accrued employee costs	10
Other current liabilities	58
Non-current operating lease liabilities	24
Deferred tax liabilities	24
Other non-current liabilities	7
Total liabilities held for sale	$177

Note 4 - Acquisitions and Disposals

Fiscal Year 2026 - Acquisition

    On August 29, 2025, the Company completed the acquisition of 100% equity interest in a Brazilian entity manufacturing rigid packaging. The purchase consideration amounted to $17 million. The acquisition is part of the Company's Global Rigid Packaging Solutions reportable segment and has resulted in the recognition of acquired identifiable net assets of $16 million and goodwill of $1 million. Goodwill is not deductible for tax purposes. The fair values of the identifiable net assets acquired and goodwill are based on the Company's best estimate as of March 31, 2026, and are considered preliminary. The fair value estimates for the acquisition were based on market and cost valuation methods. The Company aims to complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisition.

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

    The following table summarizes the preliminary purchase allocation of the assets acquired and liabilities assumed on the acquisition date and the measurement period adjustments made through March 31, 2026.

($ in millions)	Purchase Price Allocation as per June 30, 2025	Measurement Period Adjustments	Revised Preliminary Purchase Price Allocation
Cash and cash equivalents	$555	$—	$555
Trade receivables	1,313	(33)	1,280
Inventories	1,543	(47)	1,496
Prepaid expenses and other current assets	159	(8)	151
Property, plant, and equipment	4,310	(621)	3,689
Operating lease assets	589	1	590
Deferred tax assets	39	—	39
Other intangible assets	6,231	(306)	5,925
Employee benefit assets	31	3	34
Other non-current assets	19	(1)	18
Total identifiable assets acquired	$14,789		$13,777

Current portion of long-term debt	$859	$—	$859
Short term debt	1	—	1
Trade payables	624	2	626
Accrued employee costs	156	27	183
Other current liabilities	990	74	1,064
Non-current operating lease liabilities	474	1	475
Long-term debt, less current portion	4,362	3	4,365
Deferred tax liabilities	2,022	(276)	1,746
Employee benefit obligations	154	—	154
Other non-current liabilities	604	36	640
Total liabilities assumed	$10,246		$10,113
Net identifiable assets acquired	$4,543		$3,664
Fair value of non-controlling interest	(5)	(1)	$(6)
Goodwill	5,859	880	6,739
Net assets acquired	$10,397		$10,397

    The following table details the preliminary identifiable intangible assets acquired from Berry, their fair values and estimated useful lives:

($ in millions)	Fair Value ($ in millions)	Weighted-average Estimated Useful Life (Years)
Customer relationships	$5,521	16
Technology	326	8
Other	78	10
Total other intangible assets	$5,925

    The purchase price allocation is preliminary in nature and subject to adjustments, which could be material. The Company is in the final stages of establishing the fair value of acquired property, plant and equipment, intangible assets and certain income tax related items in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. Any necessary adjustments will be finalized within one year from the date of acquisition. The preliminary allocation of the purchase price resulted in $1,786 million of goodwill for the Global Flexible Packaging Solutions Segment and $4,953 million of goodwill for the Global Rigid Packaging Solutions Segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies.

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

Fiscal year 2026 - Sale of ePac Holdings, LLC ("ePac")

    On January 14, 2026, the Company completed the sale of its investment in ePac and its operating subsidiaries for estimated proceeds of approximately $79 million, including contingent and deferred consideration. The sale resulted in a loss of approximately $2 million, which was recorded as other income, net, within the unaudited condensed consolidated statements of income. ePac had been accounted for under the equity method since fiscal year 2023.

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

Note 5 - Restructuring, Transaction, and Integration Expenses, Net

    Restructuring, transaction and integration expenses, net, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Transaction costs	$(4)	$(18)	$(32)	$(27)
Restructuring, integration and related expenses, net (1)	(65)	(14)	(230)	(44)
Restructuring, transaction, and integration expenses, net	$(69)	$(32)	$(262)	$(71)
(1)Includes restructuring and related expenses of $47 million and $182 million for the three and nine months ended March 31, 2026, and integration costs of $18 million and $48 million for the three and nine months ended March 31, 2026, respectively. Includes restructuring and related expenses of $6 million and $35 million for the three and nine months ended March 31, 2025, and integration costs of $8 million and $9 million for the three and nine months ended March 31, 2025, respectively.

    Transaction costs include advisory services, financing-related, legal, and other costs associated with the Merger. Refer to Note 4, "Acquisitions and Disposals."

    Refer to Note 6, "Restructuring" for information on restructuring, integration and other related expenses, net.

Note 6 - Restructuring

    Restructuring and related expenses, net, were $47 million and $6 million during the three months ended March 31, 2026, and 2025, respectively, and $182 million and $35 million during the nine months ended March 31, 2026, and 2025, respectively. The net expenses related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as part of restructuring, transaction and integration expenses, net. The Company's restructuring activities for the three and nine months ended March 31, 2026, were primarily comprised of restructuring activities related to the Berry Plan (as defined below). In the nine months ended March 31, 2025, the Company's restructuring activities primarily related to the 2023 Restructuring Plan (as described in footnote 2 in the Consolidated Restructuring Plans table below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more complete information on its restructuring activities.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The total Berry Plan pre-tax net cash cost is estimated at $280 million, including restructuring activities and general integration expenses. As of March 31, 2026, the Company has initiated restructuring projects with an expected net cost of approximately $292 million, of which $129 million relates to employee related expenses, $44 million to fixed asset related expenses (net of expected gains on asset disposals), $56 million to other restructuring expenses, and $63 million to restructuring related expenses. In addition, the Company expects to spend approximately $120 million on general integration costs. The Company estimates that restructuring and general integration activities initiated to date will result in net cash expenditures of approximately $275 million. The Berry Plan relates to both reportable segments and Corporate and is expected to be completed by the end of fiscal year 2028.

    In the three months ended March 31, 2026, the Company incurred $6 million in employee related expenses, $16 million in fixed asset related expenses, $8 million in other restructuring, and $12 million in restructuring related expenses, with $11 million incurred in the Global Flexible Packaging Solutions reportable segment and $23 million incurred in the Global Rigid Packaging Solutions reportable segment, and $8 million incurred in Corporate. Net cash outflows for restructuring and related expenses for the three months ended March 31, 2026, were approximately $44 million. Net cash expenditures of approximately $45 million to $55 million are expected for the balance of the fiscal year for restructuring and general integration activities, with $40 million to $50 million representing payments for restructuring and related expenses.

    From the initiation of the Berry Plan through March 31, 2026, the Company has incurred $116 million in employee related expenses, $10 million on fixed asset related items (net of gains on asset disposals), $16 million in other restructuring and $38 million in restructuring related expenses, with $69 million incurred in the Global Flexible Packaging Solutions reportable segment, $95 million incurred in the Global Rigid Packaging Solutions reportable segment, and $16 million incurred in Corporate. To date, the Berry Plan has resulted in approximately $80 million of restructuring net cash outflows. The Company has also incurred $81 million in general integration expenses to date, in both reportable segments and Corporate. Restructuring related expenses in the nine months ended March 31, 2026, include inventory discrepancies of $15 million, including errors from prior periods, tied to manufacturing inefficiencies and other management issues which supported the decision to close three facilities in Asia and other costs, including start-up costs after relocation of equipment.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). Expenses incurred on such programs are primarily costs to move equipment and other costs.

Consolidated Restructuring Plans

    The total restructuring and related costs incurred in each quarter of fiscal year 2025 and 2026 are as follows:

($ in millions)	Berry Plan (1)	2023 Restructuring Plan (2)	Other Restructuring Plans (3)	Total Restructuring and Related Expenses
Fiscal year 2025, first quarter	—	6	—	6
Fiscal year 2025, second quarter	—	21	2	23
Fiscal year 2025, third quarter	—	5	1	6
Fiscal year 2025, fourth quarter	14	12	3	29
Fiscal year 2026, first quarter	40	—	5	45
Fiscal year 2026, second quarter	84	—	6	90
Fiscal year 2026, third quarter	42	—	5	47
(1)Includes restructuring related expenses of $2 million, $24 million and $12 million for the first quarter of fiscal year 2026, second quarter of fiscal year 2026, and third quarter of fiscal year 2026, respectively.
(2)The 2023 Restructuring Plan was announced on February 7, 2023, and relates to the Company’s various cost saving initiatives to partly offset divested earnings from the three manufacturing facilities in Russia that were sold in fiscal year 2023. This plan was completed at the end of calendar year 2025 and included restructuring related expenses of $2 million, $1 million, $2 million and $5 million for the first quarter of fiscal year 2025, the second quarter of fiscal year 2025, the third quarter of fiscal year 2025 and the fourth quarter of fiscal year 2025, respectively.
(3)Includes restructuring related costs of $1 million, $1 million, $1 million, $2 million, $4 million, and $5 million for the second quarter of fiscal year 2025, the third quarter of fiscal year 2025, fourth quarter of fiscal year 2025, first quarter of fiscal year 2026, second quarter of fiscal year 2026, and third quarter of fiscal year 2026, respectively.

    An analysis of the restructuring charges by type incurred is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Employee related expenses	$6	$—	$103	$18
Fixed asset related expenses/(gains) (1)	16	1	11	3
Other expenses	8	2	19	7
Total restructuring expenses, net	$30	$3	$133	$28
(1) The nine months ended March 31, 2026 includes a net gain on disposal of $21 million.

    An analysis of the Company's restructuring plan liability, not including restructuring related liabilities, is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2025	$97	$—	$8	$105
Net charges to earnings	103	32	19	154
Cash paid	(94)	(3)	(18)	(115)
Non-cash and other	(1)	(29)	(1)	(31)
Foreign currency translation	(1)	—	—	(1)
Liability balance as of March 31, 2026	$104	$—	$8	$112

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

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of March 31, 2026, and June 30, 2025, the amounts due to suppliers participating in the Company’s SCF programs amounted to $0.7 billion and $0.9 billion, respectively.

Note 8 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Global Flexible Packaging Solutions Segment	Global Rigid Packaging Solutions Segment	Total
Balance as of June 30, 2025	$6,086	$5,190	$11,276
Acquisitions and acquisition adjustments (1)	129	751	880
Transferred to assets held for sale (2)	(8)	(157)	(165)
Foreign currency translation	(5)	(31)	(36)
Balance as of March 31, 2026	$6,202	$5,753	$11,955
(1)Acquisitions and acquisition adjustments are detailed in Note 4, "Acquisitions and Disposals".
(2)Goodwill transferred to assets held for sale is detailed in Note 3,"Held for Sale".

    Goodwill is not amortized but is tested for impairment annually in the fourth quarter of the fiscal year, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	March 31, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,530	$(1,350)	$6,180
Computer software	347	(227)	120
Other	747	(363)	384
Total other intangible assets, net	$8,624	$(1,940)	$6,684

	June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,530	$(1,020)	$6,510
Computer software	316	(214)	102
Other	1,079	(288)	791
Total other intangible assets, net	$8,925	$(1,522)	$7,403
(1)Accumulated amortization and impairment as of March 31, 2026, and June 30, 2025, included $52 million and $39 million, respectively, of accumulated impairment in the Other category. In addition, March 31, 2026, and June 30, 2025, included $13 million of accumulated impairment in the computer software category.

    Amortization expenses for intangible assets were $139 million and $42 million during the three months ended March 31, 2026, and 2025, respectively and $426 million and $126 million during the nine months ended March 31, 2026, and 2025, respectively.

    As of March 31, 2026, the purchase price allocation of the Merger remains preliminary (refer to Note 4, "Acquisitions and Disposals" for further information). As a result of measurement period adjustments identified, the revised expected future amortization expense on Company's intangible assets is as follows:

($ in millions)	Amortization expense
Fiscal year 2026 (1)	$557
Fiscal year 2027	562
Fiscal year 2028	560
Fiscal year 2029	554
Fiscal year 2030	549
(1)Fiscal year 2026 includes $426 million incurred for the nine months ended March 31, 2026, as well as the expected amortization for the remainder of the annual reporting period ended June 30, 2026.

Note 9 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of March 31, 2026, and June 30, 2025, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of term debt with fixed interest rates (excluding the fair value of designated receive-fixed, pay-variable rate swaps) were as follows:

	March 31, 2026		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total term debt with fixed interest rates (excluding commercial paper and finance leases)	$13,860	$13,819	$12,174	$12,213

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2026
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Contingent sale consideration	$—	$—	$5	$5
Commodity contracts	—	10	—	10
Forward exchange contracts	—	3	—	3
Total assets measured at fair value	$—	$13	$5	$18

Liabilities
Contingent purchase consideration	$—	$—	$7	$7
Forward exchange contracts	—	7	—	7
Interest rate swaps	—	57	—	57
Cross currency swaps	—	403	—	403
Total liabilities measured at fair value	$—	$467	$7	$474

	June 30, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	6	—	6
Total assets measured at fair value	$—	$7	$—	$7

Liabilities
Contingent purchase consideration	$—	$—	$20	$20
Commodity contracts	—	3	—	3
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	63	—	63
Cross currency swaps	—	497	—	497
Total liabilities measured at fair value	$—	$568	$20	$588

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of March 31, 2026, the Company had contingent purchase consideration liabilities of $7 million. In the three months ended March 31, 2026, the Company derecognized $12 million of the contingent consideration relating to Discma AG, a subsidiary acquired in March 2017, to a fair value of nil. The derecognition was linked to Company's restructuring initiatives and was recorded within restructuring, transaction and integration expenses, net, in the unaudited condensed consolidated statements of income (refer to Note 6, "Restructuring"). Contingent sale consideration relates to the sale of ePac (refer to Note 4, "Acquisitions and Disposals"). The fair values of the contingent purchase consideration liabilities and contingent sale consideration assets were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material.

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

    As further discussed in Note 3, "Held for Sale", during the third quarter of fiscal year 2026, the Company met the criteria to recognize the related assets and liabilities of certain operations as held for sale which resulted in the Company remeasuring the disposal group at the lesser of its carrying value or fair value, less cost to sell, which is considered a Level 3 fair value measurement. This remeasurement resulted in a $6 million impairment charge in the three and nine months ended

March 31, 2026, which was recorded within other income, net, in the unaudited condensed consolidated statements of income. As of March 31, 2026, the Company has identified net assets held for sale with a net carrying value of $326 million.

    During the three and nine months ended March 31, 2026, the Company has recorded impairment charges, including the effect of accelerated depreciation, of $30 million and $45 million, respectively, related to long-lived assets, with $10 million and $19 million incurred in the Global Rigid Packaging Solutions reportable segment and $2 million and $8 million incurred in the Global Flexible Packaging Solutions reportable segment, and $18 million reported in Corporate. For information on long-lived asset impairments, refer to Note 6, "Restructuring".

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

    On January 14, 2026, the Company sold its equity method investment in ePac Holdings, LLC ("ePac") and its operating subsidiaries. Refer to Note 4 , "Acquisitions and Disposals".

    During the nine months ended March 31, 2026, and 2025, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill.

    Refer to Note 4, "Acquisitions and Disposals" for further information about the preliminary estimated acquisition date fair values of the identifiable assets acquired and liabilities assumed in the Merger.

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

    As of March 31, 2026, and June 30, 2025, the total notional amount of the Company’s receive-fixed, pay-variable interest rate swaps was $650 million.

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

    As of March 31, 2026, and June 30, 2025, the notional amounts of the outstanding forward contracts were $749 million and $600 million, respectively.

    The Company has designated certain cross currency swap contracts as a fair value hedge of its $500 million notes, recognizing the components excluded from the hedging relationship in accumulated other comprehensive loss ("AOCI") and reclassifying into earnings through the accrual of periodic interest settlement on the swaps. During the nine month period ended March 31, 2026, there have not been any changes to these hedging relationships. These swaps mature on May 23, 2029.

    The Company also uses various cross currency swaps, and an outstanding long-term euro denominated debt to hedge certain euro and pound sterling net investments in foreign operations, with the effective movements in fair value of the swaps being recognized in AOCI. Additionally, the Company uses a cross currency swap as an economic hedge of certain foreign intercompany loans. The swaps all mature on June 15, 2026. During the nine month period ended March 31, 2026, there have not been any changes to these hedging relationships.

    At March 31, 2026, and June 30, 2025, the Company had cross currency swaps outstanding with a notional amount of $3.0 billion.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	March 31, 2026	June 30, 2025
Commodity	Volume	Volume
Aluminum	18,167 tons	29,354 tons
Aluminum Premium (1)	10,524 tons	—
PET resin	8,600,000 lbs.	5,840,909 lbs.
(1)Aluminum Premium represents the regional cost to obtain physical delivery of aluminum and includes shipping, insurance, taxes and freight to a designated offloading harbor in a certain region.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	March 31, 2026	June 30, 2025
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$10	$1
Forward exchange contracts	Other current assets	3	6
Total current derivative contracts		13	7
Total non-current derivative contracts		—	—
Total derivative asset contracts		$13	$7

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$—	$3
Forward exchange contracts	Other current liabilities	6	4
Derivatives in net investment hedge relationships:
Cross currency swaps	Other current liabilities	236	294
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	1	1
Cross currency swaps	Other current liabilities	91	114
Total current derivative contracts		334	416
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	57	63
Cross currency swaps	Other non-current liabilities	76	89
Total non-current derivative contracts		133	152
Total derivative liability contracts		$467	$568

    Refer to Note 9, "Fair Value Measurements", for further information about the fair value of the derivative instruments, by level, within the fair value hierarchy.

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2026	2025	2026	2025
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$3	$—	$1	$—
Treasury locks	Interest expense	(1)	(1)	(2)	(2)
Total		$2	$(1)	$(1)	$(2)

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2026	2025	2026	2025
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	1	$—	$1	$(2)
Cross currency swaps (1)	Other income, net	22	—	28	—
Total		$23	$—	$29	$(2)
(1)Includes the amortization of the excluded component of cross currency swaps designated in a net investment hedge relationship.

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2026	2025	2026	2025
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(1)	$14	$6	$20
Cross currency swaps (1)	Interest expense	4	5	11	12
Cross currency swaps	Other income, net	6	(13)	—	(10)
Total		$9	$6	$17	$22
(1)Represents the gains for amounts excluded from the effectiveness testing.

Note 11 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for defined benefit plans includes the following components:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Service cost	$8	$4	$19	$11
Interest cost	22	11	66	37
Expected return on plan assets	(24)	(13)	(72)	(39)
Amortization of actuarial loss	2	1	6	4
Amortization of prior service credit	(1)	—	(2)	(2)
Settlement costs	—	—	—	1
Net periodic benefit cost	$7	$3	$17	$12

    Service cost is included in operating income. All other components of net periodic benefit cost are recorded within other non-operating income/(expenses), net.

Note 12 - Debt

    On November 12, 2025, the Company issued additional guaranteed senior euro notes in an aggregate principal amount of €1.5 billion (collectively, the “November Notes”). The November Notes consist of (i) €750 million principal amount of 3.20% Guaranteed Senior Notes due 2029 and (ii) €750 million principal amount of 3.75% Guaranteed Senior Notes due 2033. The November Notes are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries.

    On March 5, 2026, the Company issued additional guaranteed senior notes in an aggregate principal amount of $1.5 billion (collectively, the “March Notes”). The March Notes consist of (i) $750 million principal amount of 4.25% Guaranteed Senior Notes due 2029 and (ii) $750 million principal amount of 5.125% Guaranteed Senior Notes due 2036. The March Notes are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries.

    On April 15, 2026, the Company completed the early redemption of its 4.875% First Priority Senior Secured Notes with an aggregate principal amount of $750 million, originally scheduled to mature in July 2026. The Company expects to recognize approximately $9 million of interest expense associated with the early redemption in the fourth quarter of fiscal year 2026.

    On April 28, 2026, the Company completed the redemption of its 3.625% First Priority Senior Secured Notes with an aggregate principal amount of $600 million.

Note 13 - Income Taxes

    The provision for income taxes for the three and nine months ended March 31, 2026 and 2025 is based on the Company’s estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in income of affiliated companies, and is adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended March 31, 2026, decreased by 6.6 percentage points compared to the three months ended March 31, 2025, from 16.9% to 10.3%. The changes relate primarily to differences in non-deductible expenditures, and discrete events between the periods. This includes a $30 million discrete benefit from the release of a previously recorded uncertain tax position in the current period.

    In the nine months ended March 31, 2026, the effective tax rate decreased by 9.7 percentage points compared to the nine months ended March 31, 2025, from 20.2% to 10.5%. The changes relate primarily to differences in non-deductible expenditures, and discrete events between the periods. This includes a $43 million discrete benefit from post-acquisition restructuring, and a $30 million discrete benefit from the release of a previously recorded uncertain tax position in the current period.

Note 14 - Shareholders' Equity

    The changes in ordinary and treasury shares during the nine months ended March 31, 2026, and 2025 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares (1)	Amount	Number of Shares (1)	Amount
Balance as of June 30, 2024	289.0	$14	0.2	$(11)
Options exercised and shares vested	—	—	(0.9)	51
Purchase of treasury shares	—	—	0.8	(47)
Balance as of March 31, 2025	289.0	$14	0.1	$(7)

Balance as of June 30, 2025	461.1	$23	0.1	$(6)
Options exercised and shares vested	—	—	(1.5)	75
Purchase of treasury shares	—	—	0.3	(22)
Issuance of shares	1.3	—	1.3	(56)
Balance as of March 31, 2026	462.3	$23	0.2	$(9)
(1)The number of shares has been retroactively adjusted to reflect the Reverse Split. Refer to Note 1, "Nature of Operations and Basis of Presentation" for further information.

    The changes in the components of accumulated other comprehensive loss, net of tax, during the nine months ended March 31, 2026, and 2025 were as follows:

	Foreign Currency Translation (Net of Tax)	Net Investment Hedge (Net of Tax)	Pension (Net of Tax)	Effective Derivatives, Excl. Net Investment Hedges (Net of Tax)	Total Accumulated Other Comprehensive Loss
($ in millions)
Balance as of June 30, 2024	$(931)	$(13)	$(55)	$(21)	$(1,020)
Other comprehensive income / (loss) before reclassifications	(81)	—	(5)	1	(85)
Amounts reclassified from accumulated other comprehensive loss	8	—	3	2	13
Net current period other comprehensive income / (loss)	(73)	—	(2)	3	(72)
Balance as of March 31, 2025	$(1,004)	$(13)	$(57)	$(18)	$(1,092)

Balance as of June 30, 2025	$(910)	$(73)	$(53)	$(27)	$(1,063)
Other comprehensive income before reclassifications	2	58	—	18	78
Amounts reclassified from accumulated other comprehensive loss	—	—	4	1	5
Net current period other comprehensive income	2	58	4	19	83
Balance as of March 31, 2026	$(908)	$(15)	$(49)	$(8)	$(980)

    The following tables provide details of amounts reclassified from AOCI into income:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Amortization of pension:
Amortization of prior service credit	$(1)	$—	$(2)	$(2)
Amortization of actuarial loss	2	1	6	4
Effect of pension settlement/curtailment	—	—	—	1
Total before tax effect	1	1	4	3
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$1	$1	$4	$3

(Gains)/Losses on cash flow hedges:
Commodity contracts	$(3)	$—	$(1)	$—
Treasury locks	1	1	2	2
Total before tax effect	(2)	1	1	2
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$(2)	$1	$1	$2

Losses on foreign currency translation:
Foreign currency translation adjustment	$—	$—	$—	$8
Total before tax effect	—	—	—	8
Tax effect on amounts reclassified into earnings	—	—	—	—
Total net of tax	$—	$—	$—	$8

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company acquired shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    As of June 30, 2025, the Company had forward contracts outstanding that were entered into in September 2022 to purchase 0.4 million shares at a weighted average price of $60.80. During the first quarter of fiscal year 2026, the Company settled the remaining forward contracts and therefore had no such contracts outstanding as of March 31, 2026.

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

Global Flexible Packaging Solutions: Consists of operations that manufacture flexible and film packaging in the food and beverage, medical and pharmaceutical, personal care, and other industries.

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

    In the fourth quarter of fiscal year 2025, following the Merger, the Company appointed Chief Operating Officers to lead each of its reportable segments. The Chief Operating Officers report directly to the Company's Chief Operating Decision Maker ("CODM"), which the Company has determined is its Chief Executive Officer. The Company's measure of profit for its reportable segments is adjusted earnings before interest and taxes ("Adjusted EBIT"). The Company defines Adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in income/(loss) of affiliated companies, net of tax. The Company's management, including the CODM, uses Adjusted EBIT to evaluate segment performance and allocate resources. The Company's CODM uses consolidated expense information in the evaluation of segment performance and to allocate resources and is not regularly provided disaggregated expense information for each of the reportable segments.

    Effective January 1, 2026, the Company’s flexible operations in Latin America previously included in the Global Flexible Packaging Solutions reportable segment are now reflected in the Global Rigid Packaging Solutions reportable segment as the Company has consolidated management of its flexible and rigid packaging operations under one management team and the Company's Chief Operating Decision Maker is now reviewing results under this new structure. Prior period amounts have been recast to conform with current period presentation.

    The accounting policies of the reportable segments are the same as those in the unaudited condensed consolidated financial statements.

    The following table presents information about reportable segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025

Global Flexible Packaging Solutions	$3,250	$2,406	$9,304	$7,072
Global Rigid Packaging Solutions	2,664	927	7,804	2,855
Net sales	$5,914	$3,333	$17,108	$9,927

Global Flexible Packaging Solutions	$(2,798)	$(2,063)	$(8,048)	$(6,109)
Global Rigid Packaging Solutions	(2,388)	(857)	(6,980)	(2,639)
Other	(42)	(29)	(104)	(67)
Segment expenses and other (1)	$(5,227)	$(2,949)	$(15,131)	$(8,815)

Adjusted earnings before interest and taxes ("Adjusted EBIT")
Global Flexible Packaging Solutions	$452	$343	$1,256	$963
Global Rigid Packaging Solutions	276	70	824	216
Other	(42)	(29)	(104)	(67)
Adjusted EBIT	687	384	1,977	1,112
Less: Amortization of acquired intangible assets from business combinations (2)	(134)	(37)	(411)	(116)
Add/(Less): Impact of hyperinflation (3)	2	(3)	(13)	(8)
Less: Transaction costs (4)	(4)	(18)	(32)	(27)
Less: Restructuring, integration and related expenses, net (5)	(65)	(14)	(230)	(44)
Less: Portfolio review expenses (6)	(17)	$—	(17)	—
Add/(Less): Other (7)	(5)	—	(12)	3
Interest income	17	10	47	30
Interest expense	(170)	(85)	(507)	(252)
Equity in income of affiliated companies, net of tax	—	—	(4)	(1)
Income before income taxes and equity in income of affiliated companies	$310	$237	$797	$697
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
(4)Transaction costs include incremental costs related to the Merger and other strategic activities. Refer to Note 5, "Restructuring, Transaction, and Integration Expenses, Net".
(5)For the three and nine months ended March 31, 2026, Restructuring, integration and related expenses, net, primarily includes costs incurred in connection with the Berry Plan. For the three and nine months ended March 31, 2025, Restructuring, integration and related expenses, net includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6, "Restructuring" for further information.
(6)Portfolio review expenses includes impairment and other incremental expenses incurred in connection with the strategic review of the Company's portfolio alternatives. Refer to Note 3, "Held for Sale".
(7)For the three months ended March 31, 2026, Other primarily includes inventory step-up amortization. For the nine months ended March 31, 2026, Other primarily includes the Company's former Chief Financial Officer's accelerated compensation, including share-based compensation, and other transition related expenses. For the three and nine months ended March 31, 2025, Other includes various expense and income items primarily relating to a pre-tax gain on the disposal Bericap of $15 million, offset by a loss on disposal of a non-core business. Refer to Note 4, "Acquisitions and Disposals" for further information.

    The tables below present additional financial information by reportable segment:

    Capital expenditures for the acquisition of long-lived assets by reportable segment were:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Global Flexible Packaging Solutions	$112	$85	$320	$244
Global Rigid Packaging Solutions	122	32	356	115
Other	(7)	—	11	1
Total capital expenditures for the acquisition of long-lived assets	$227	$117	$687	$360
    Depreciation and amortization on long-lived assets by reportable segment were:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Global Flexible Packaging Solutions	$160	$94	$495	$288
Global Rigid Packaging Solutions	182	34	577	105
Other	4	3	11	8
Total depreciation and amortization on long-lived assets	$346	$131	$1,083	$401

    Total assets by segment are not disclosed as the CODM does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The following tables disaggregate net sales by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended March 31,
	2026			2025
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$1,597	$1,321	$2,918	$1,065	$539	$1,604
Latin America	58	413	471	63	388	451
Europe	1,181	841	2,022	891	—	891
Asia Pacific	414	89	503	387	—	387
Net sales	$3,250	$2,664	$5,914	$2,406	$927	$3,333

	Nine Months Ended March 31,
	2026			2025
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$4,629	$3,936	$8,565	$3,076	$1,663	$4,739
Latin America	185	1,197	1,382	188	1,192	1,380
Europe	3,265	2,407	5,672	2,586	—	2,586
Asia Pacific	1,225	264	1,489	1,222	—	1,222
Net sales	$9,304	$7,804	$17,108	$7,072	$2,855	$9,927

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

    On January 14, 2026, the Company effected a 1-for-5 reverse split of ordinary shares. The prior period share and per share data presented below has been retroactively adjusted for the effects of the Reverse Split. For further information, refer to Note 1, "Nature of Operations and Basis of Presentation".

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share amounts)	2026	2025	2026	2025
Numerator
Net income attributable to Amcor plc	$278	$196	$717	$550
Distributed and undistributed earnings attributable to shares to be repurchased	—	—	—	(1)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$278	$196	$717	$549

Denominator
Weighted-average ordinary shares outstanding (1)	463.4	288.9	463.2	288.9
Weighted-average ordinary shares to be repurchased by Amcor plc	—	(0.3)	(0.1)	(0.5)
Weighted-average ordinary shares outstanding for EPS—basic	463.4	288.6	463.1	288.4
Effect of dilutive shares	0.4	0.5	0.4	0.6
Weighted-average ordinary shares outstanding for EPS—diluted	463.8	289.1	463.5	289.0

Per ordinary share income
Basic earnings per ordinary share	$0.60	$0.68	$1.55	$1.91
Diluted earnings per ordinary share	$0.60	$0.68	$1.55	$1.90

Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and all other quarterly amounts may not equal the total year due to rounding.

(1)For the three and nine months ended March 31, 2026 , the calculation of weighted-average ordinary shares outstanding includes approximately 1.5 million and 1.7 million shares, respectively, that had not been issued as of March 31, 2026, but whose issuance is not contingent on factors other than the passage of time.

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 2.9 million and 5.4 million shares, for the three and nine months ended March 31, 2026, respectively. The excluded stock awards represented an aggregate of 3.2 million and 3.4 million shares, for the three and nine months ended March 31, 2025, respectively.

Note 17 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of March 31, 2026, the Company has recorded accruals of $13 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $26 million as of March 31, 2026. The litigation process is subject to many uncertainties, and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of March 31, 2026, the Company provided letters of credit of $19 million, judicial insurance of $1 million, and deposited cash of $16 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of March 31, 2026, the Company has recorded aggregate accruals of $10 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of March 31, 2026, the Company has also recorded aggregate accruals of $62 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three and nine months ended March 31, 2026.

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

Note 18 - Subsequent Events

Quarterly dividend distribution

    On May 6, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.65 per share to be paid on June 17, 2026, to shareholders of record as of May 28, 2026. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from May 27, 2026, to May 28, 2026, inclusive.

Debt redemptions

    On April 15, 2026, the Company completed the early redemption of its 4.875% First Priority Senior Secured Notes with an aggregate principal amount of $750 million, originally scheduled to mature in July 2026. Refer to Note 12, "Debt" for further information.

    On April 28, 2026, the Company completed the redemption of its 3.625% First Priority Senior Secured Notes with an aggregate principal amount of $600 million.

Sale of entities classified as held for sale

    Subsequent to the end of the third quarter of fiscal year 2026, the Company completed the sale of two of the five businesses which were classified as held for sale at March 31, 2026 and executed agreements to sell the remaining three. Refer to Note 3, "Held for Sale" for further information.

Fiscal year-end change

    On May 1, 2026, the Board of Directors of the Company acted to change the Company’s fiscal year-end from a year beginning on July 1 and ending June 30 to a year beginning on January 1 and ending December 31. The change in fiscal year results in an abbreviated fiscal year for the Company from July 1, 2026 to December 31, 2026 (the “Transition Period”). The Company’s first full calendar fiscal year resulting from the change will be the year-ended December 31, 2027. The Company’s fiscal quarters will remain calendar quarters. In accordance with the applicable rules of the Securities and Exchange Commission, the Company will file a transition report on Form 10-K/T with respect to the Transition Period. Until December 31, 2026, the Company will continue to report its quarterly financial results in accordance with its current fiscal year.

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

    On January 14, 2026, the Company filed an amendment to its memorandum of association to effect a 1-for-5 reverse stock split (the "Reverse Split"). The Reverse Split became effective on January 14, 2026. In connection with the Reverse Split, the par value of the Company's ordinary shares was increased to $0.05 and the Company's number of ordinary shares authorized was reduced to 1,800 million ordinary shares. All prior year ordinary share and per share amounts throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the effects of the Reverse Split.

Summary of Financial Results

	Three Months Ended March 31,				Nine Months Ended March 31,
($ in millions)	2026		2025		2026		2025
Net sales	$5,914	100.0%	$3,333	100.0%	$17,108	100.0%	$9,927	100.0%
Cost of sales	(4,724)	(79.9%)	(2,679)	(80.4%)	(13,755)	(80.4%)	(7,988)	(80.5%)

Gross profit	1,190	20.1%	654	19.6%	3,353	19.6%	$1,939	19.5%

Operating expenses:
Selling, general, and administrative expenses	(488)	(8.3%)	(266)	(8.0%)	(1,363)	(8.0%)	(797)	(8.0%)
Amortization of acquired intangible assets	(134)	(2.3%)	(37)	(1.1%)	(411)	(2.4%)	(116)	(1.2%)
Research and development expenses	(44)	(0.7%)	(27)	(0.8%)	(128)	(0.7%)	(82)	(0.8%)
Restructuring, transaction and integration expenses, net	(69)	(1.2%)	(32)	(1.0%)	(262)	(1.5%)	(71)	(0.7%)
Other income, net	6	0.1%	21	0.6%	64	0.4%	49	0.5%

Operating income	461	7.8%	313	9.4%	1,253	7.3%	922	9.3%

Interest income	17	0.3%	10	0.3%	47	0.3%	30	0.3%
Interest expense	(170)	(2.9%)	(85)	(2.6%)	(507)	(3.0%)	(252)	(2.5%)
Other non-operating income/(expenses), net	2	—%	(1)	—%	4	—%	(3)	—%

Income before income taxes and equity in income of affiliated companies	310	5.2%	237	7.1%	797	4.7%	697	7.0%

Income tax expense	(32)	(0.5%)	(40)	(1.2%)	(84)	(0.5%)	(141)	(1.4%)
Equity in income of affiliated companies, net of tax	—	—%	—	—%	4	—%	1	—%

Net income	$278	4.7%	$197	5.9%	717	4.2%	557	5.6%

Net income attributable to non-controlling interests	—	—%	(1)	—%	—	—%	(7)	(0.1%)

Net income attributable to Amcor plc	$278	4.7%	$196	5.9%	717	4.2%	550	5.5%

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

Significant Developments and Trends

Merger with Berry Global Group, Inc.

    On November 19, 2024, the Company, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Berry Global Group, Inc., a Delaware corporation (“Berry”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provided for the merger of Merger Sub with and into Berry (the “Merger”), with Berry surviving the Merger as a wholly-owned subsidiary of Amcor. On April 30, 2025, we completed the transactions called for by the Merger Agreement and obtained all of the ownership interest in Berry for purchase consideration of $10.4 billion, not including Berry debt assumed by Amcor of approximately $5.2 billion. In connection with the closing of the Merger, we issued approximately 846 million ordinary shares to Berry shareholders, excluding shares for Berry vested share-based payment and cash settled awards at closing, and paid $2.2 billion in connection with the required extinguishment of certain Berry indebtedness using the proceeds from the cumulative issuance of $2.2 billion in long-term debt in March 2025. Refer to Part 1, Item 1 - Financial Statements, Note 4, "Acquisitions and Disposals", for further information.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The Company continues to target realizing approximately $530 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings, $60 million in annual financial synergies and $60 million in pre-tax earnings benefits from growth synergies by the end of fiscal year 2028. The total Berry Plan pre-tax net cash cost is estimated at $280 million, net, including restructuring activities and general integration expenses. As of March 31, 2026, the Company has initiated restructuring projects with an expected net cost of approximately $292 million, of which $129 million relates to employee related expenses, $44 million to fixed asset related expenses (net of expected gains on asset disposals), $56 million to other restructuring expenses, and $63 million to restructuring related expenses. In addition, the Company expects to spend approximately $120 million on general integration costs. The restructuring and general integration activities initiated to date are expected to result in $275 million of net cash expenditures. The Berry Plan is expected to be completed by the end of fiscal year 2028.

    In the nine months ended March 31, 2026, the Company incurred $102 million in employee related expenses, $16 million in other restructuring, $38 million in restructuring related expenses, and $10 million on fixed asset related items (net of gains on asset disposals), with $79 million incurred in the Global Flexible Packaging Solutions reportable segment, $71 million incurred in the Global Rigid Packaging Solutions reportable segment, and $16 million incurred in Corporate. The Company also incurred $48 million in integration activities in the nine months ended March 31, 2026. Net cash outflows for restructuring and related expenses for both the three months ended and nine months ended March 31, 2026, were approximately $44 million. Net cash expenditures of approximately $45 million to $55 million are expected for the balance of fiscal year 2026 for restructuring and general integration activities, with $40 million to $50 million representing payments for restructuring and related expenses.

Review of Portfolio-Related Strategic Alternatives

    In August 2025, we announced that we are reviewing strategic alternatives to maximize the value of our portfolio and have identified businesses with combined sales of $2.5 billion, which includes our North American Beverage business, for further review given they are less aligned with one or more core portfolio attributes including attractive growth and margin profile, industry structure, and scale and leadership position. Possible actions for these businesses include and are not limited to restructuring, partnership and joint venture ownership models, cash sale or a combination thereof. In the third quarter of fiscal year 2026, we concluded five businesses identified as part of the strategic review qualified as held for sale and reclassified related assets and liabilities as held for sale in our consolidated balance sheet and recognized a related impairment loss of $6 million. These five businesses have annual revenue of approximately $500 million. During the third quarter of fiscal year 2026, we also sold our investment in ePac for estimated proceeds of $79 million, including contingent and deferred consideration. While we continue to progress in our strategic alternatives review, we have not identified a set deadline or definitive timetable for completion of the strategic alternatives review process and related actions and there is no assurance that this review will result in any transaction or that any such outcome will be successful. Subsequent to the end of the third quarter of fiscal year 2026, we completed the sale of two of the five businesses classified as held for sale and executed agreements to sell the remaining three. Refer to Note 18, "Subsequent Events" for further information.

Economic and Market Conditions

    Market dynamics have remained challenging in fiscal year 2026, reflecting softer consumer demand and customer order volatility in certain markets, and cost pressures in certain areas, including labor costs. These conditions have been driven by a combination of factors, including ongoing geopolitical tensions and conflicts, volatility and changes in U.S. domestic and global tariff frameworks, and persistent inflation in many economies, all of which have adversely affected consumption and consumer demand. Rapid shifts in U.S. trade policy, together with sustained inflationary pressures in the United States, have further contributed to global market uncertainty and uneven demand across several end markets.

    During the third quarter of fiscal year 2026, the escalation of conflict in the Middle East disrupted global energy markets, resulting in higher energy prices. These increases have had an unprecedented impact on the cost of certain raw materials used in the manufacturing and transportation of our products. The evolving geopolitical situation has also contributed to disruptions in global logistic networks and heightened supply-chain risks, particularly in Asia. Although we generally source and manufacture our products in the local markets in which they are sold and do not have operations in the Middle East, continued volatility in tariffs, energy markets, and global logistics may negatively impact customer and consumer demand, disrupt our supply chains, and further increase inflationary pressures. Such conditions may also result in higher operating costs and increased working capital requirements.

    In response to these conditions, we have remained focused on executing price and cost actions to mitigate the impact of cost inflation and on aligning our cost base with prevailing market conditions, and we expect to continue these efforts. However, these actions may not be sufficient to fully offset the effects of these macroeconomic and geopolitical factors. There is no assurance that ongoing geopolitical tensions, including tariff-related developments and other macroeconomic factors, will not negatively impact our business, financial condition, results of operations, or cash flows.

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. The impact of highly inflationary accounting in the three months ended March 31, 2026, and 2025 resulted in a negative/(favorable) impact on monetary assets of $(2) million and $3 million, respectively, and $13 million and $8 million in the nine months ended March 31, 2026, and 2025, respectively, in foreign currency transaction losses/(gains) that were reflected in the unaudited condensed consolidated statements of income. In December 2025, the Argentine central bank announced a new phase of its economic program which included changing its foreign exchange rate band mechanism and launching an active foreign exchange reserve accumulation program to strengthen the country's economy. In December 2025, the Argentine central bank repaid the portion that it drew on the $20 billion exchange-rate stabilization agreement it entered into with the United States Treasury Department. We continue to monitor the foreign currency exposure risk of our operations in Argentina, which represented less than 1% of total assets as of March 31, 2026.

Results of Operations - Three Months Ended March 31, 2026

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions, except per share data)	2026	2025
Net sales	$5,914	$3,333
Operating income	461	313
Operating income as a percentage of net sales	7.8%	9.4%

Net income attributable to Amcor plc	$278	$196
Diluted Earnings Per Share	$0.60	$0.68

    Net sales increased by $2,581 million, or 77%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Excluding the increase of sales from the Merger, net of divestments, of approximately $2,383 million, the positive currency impacts of approximately $252 million, and the negative impacts from the pass-through of lower raw material costs of approximately $8 million, the remaining variation in net sales for the three months ended March 31, 2026 was a decrease of approximately $47 million or 1%, reflecting lower sales volumes of approximately 2%, partially offset by favorable price/mix impact of approximately 1%.

    Net income attributable to Amcor plc increased by $82 million, or 42%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This is mainly due to increased gross profit of $536 million, and lower income tax expense of $8 million, partially offset by higher selling, general, and administrative expenses of $222 million, increased amortization of acquired intangible assets of $97 million, higher interest expense, net, of $78 million, increased restructuring, transaction and integration expenses, net of $37 million, increased research and development expenses of $17 million, and lower other income, net, of $15 million, all primarily due to the Merger.

    Diluted earnings per share ("Diluted EPS") decreased by $0.08, or 12%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, with the net income available to ordinary shareholders of Amcor plc increasing by 42% due to the above items and the diluted weighted average number of shares increasing by 60% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in the diluted weighted-average number of shares outstanding was largely due to the completion of the Merger with Berry and the related share issuances.

Segment Results of Operations

Global Flexible Packaging Solutions Segment

	Three Months Ended March 31,
($ in millions)	2026	2025
Net sales	$3,250	$2,406
Adjusted EBIT	452	343
Adjusted EBIT as a percentage of net sales	13.9%	14.3%

    Net sales increased by $844 million, or 35% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Excluding the increase of sales from the Merger, net of divestments, of approximately $695 million and the positive currency impacts of approximately $133 million, and the positive impacts from the pass-through of higher raw material costs of approximately 1%, the remaining variation in net sales for the three months ended March 31, 2026 was a decrease of approximately $22 million, or 1%, reflecting unfavorable sales volumes of approximately 2% which was partially offset by favorable price/mix impacts of approximately 1%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $109 million, or 32% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Excluding the positive impacts from the Merger, net of divestments, of approximately $78 million, and the positive currency impacts of approximately $13 million, the remaining variation in Adjusted EBIT for the three months ended March 31, 2026 was an increase of approximately $19 million, or 5%, mainly reflecting synergy benefits from the Merger and operating cost performance of approximately 13%, partly offset by unfavorable volumes of approximately 4% and unfavorable price/mix impacts of approximately 4%.

Global Rigid Packaging Solutions Segment

	Three Months Ended March 31,
($ in millions)	2026	2025
Net sales	$2,664	$927
Adjusted EBIT	276	70
Adjusted EBIT as a percentage of net sales	10.4%	7.6%

    Net sales increased by $1,737 million, or 187%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Excluding the increase of sales from the Merger of approximately $1,689 million, the positive currency impacts of approximately $119 million, and the negative impacts from the pass-through of lower raw material costs of approximately 5%, the remaining variation in net sales for the three months ended March 31, 2026 was a decrease of approximately $29 million, or 3%, reflecting unfavorable sales volumes.

    Adjusted EBIT increased by $206 million, or 294%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Excluding the positive impacts from the Merger, net of divestments, of approximately $175 million and the positive currency impacts of approximately $16 million, the remaining variation in Adjusted EBIT for the three months ended March 31, 2026 was an increase of approximately $15 million, or 20%, reflecting synergy benefits from the Merger and operating cost performance impacts of approximately 52%, partially offset by the net negative effect of approximately 9% from unfavorable volumes and unfavorable price/mix impacts on earnings of approximately 23%.

Consolidated Gross Profit

	Three Months Ended March 31,
($ in millions)	2026	2025
Gross profit	$1,190	$654
Gross profit as a percentage of net sales	20.1%	19.6%

    Gross profit increased by $536 million, or 82%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by the Merger and synergies. Gross profit as a percentage of sales of 20.1% increased as of March 31, 2026, compared to March 31, 2025, driven by synergies and continued disciplined execution against cost and productivity initiatives.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended March 31,
($ in millions)	2026	2025
SG&A expenses	$(488)	$(266)
SG&A expenses as a percentage of net sales	(8.3%)	(8.0%)

    SG&A expenses increased by $222 million, or 83%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by the Merger.

Consolidated Amortization of Acquired Intangible Assets

	Three Months Ended March 31,
($ in millions)	2026	2025
Amortization of acquired intangible assets	$(134)	$(37)
Amortization of acquired intangible assets as a percentage of net sales	(2.3)%	(1.1)%

    Amortization of acquired intangible assets increased by $97 million, or 262%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by the additional intangible assets acquired in the Merger.

Consolidated Research and Development Expenses

	Three Months Ended March 31,
($ in millions)	2026	2025
Research and development expenses	$(44)	$(27)
Research and development expenses as a percentage of net sales	(0.7)%	(0.8)%

    Research and development expenses increased by $17 million, or 63%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by the Merger.

Consolidated Restructuring, Transaction and Integration Expenses, Net

	Three Months Ended March 31,
($ in millions)	2026	2025
Restructuring, transaction and integration expenses, net	$(69)	$(32)
Restructuring, transaction and integration expenses, net as a percentage of net sales	(1.2%)	(1.0%)

    Restructuring, transaction and integration expenses, net increased by $37 million or 116% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The change was a result of an increase in restructuring, integration, and related expenses, net, of $51 million, partially offset by a decrease in transaction costs of $14 million.

Consolidated Other Income, Net

	Three Months Ended March 31,
($ in millions)	2026	2025
Other income, net	$6	$21
Other income, net as a percentage of net sales	0.1%	0.6%

    Other income, net changed by $15 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The change was primarily driven by higher asset disposal impacts and indirect tax benefits during the prior period, partially offset by the impact of highly inflationary accounting for subsidiaries in Argentina.

Consolidated Interest Income

	Three Months Ended March 31,
($ in millions)	2026	2025
Interest income	$17	$10
Interest income as a percentage of net sales	0.3%	0.3%

    Interest income increased by $7 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by the Merger.

Consolidated Interest Expense

	Three Months Ended March 31,
($ in millions)	2026	2025
Interest expense	$(170)	$(85)
Interest expense as a percentage of net sales	(2.9)%	(2.6)%

    Interest expense increased by $85 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the additional debt issued and assumed in the Merger.

Consolidated Income Tax Expense

	Three Months Ended March 31,
($ in millions)	2026	2025
Income tax expense	$(32)	$(40)
Effective income tax rate	10.3%	16.9%

    The effective tax rate decreased by 6.6 percentage points for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to differences in non-deductible expenditures, and discrete events between the periods, which includes a $30 million discrete benefit from the release of previously recorded uncertain tax position in the current period.

Results of Operations - Nine Months Ended March 31, 2026

Consolidated Results of Operations

	Nine Months Ended March 31,
($ in millions, except per share data)	2026	2025
Net sales	$17,108	$9,927
Operating income	$1,253	$922
Operating income as a percentage of net sales	7.3%	9.3%

Net income attributable to Amcor plc	$717	$550
Diluted Earnings Per Share	$1.55	$1.90

    Net sales increased by $7,181 million, or 72%, for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Excluding the increase of sales from the Merger, net of divestments, of approximately $6,901 million, the positive currency impacts of approximately $531 million, and the negative impacts from the pass-through of lower raw material costs of approximately $36 million, the remaining variation in net sales for the nine months ended March 31, 2026 was a decrease of approximately $215 million or 2%, reflecting lower sales volumes of approximately 3%, partially offset by favorable price/mix impacts of approximately 1%.

    Net income attributable to Amcor plc increased by $167 million, or 30%, for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, mainly due to an increase in gross profit of $1,414 million, lower income tax expense of $57 million, and higher other income, net, of $15 million, partially offset by higher selling, general, and administrative expenses of $566 million, higher amortization of acquired intangible assets of $295 million, higher interest expense, net of $238 million, higher restructuring, transaction and integration expenses, net of $191 million, and increased research and development expenses of $46 million, all primarily due to the Merger.

    Diluted earnings per share decreased by $0.35, or 18%, for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, with the net income available to ordinary shareholders of Amcor plc increasing by 31% due to the above items and the diluted weighted average number of shares increasing by 60% for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The increase in the diluted weighted-average number of shares outstanding was largely due to the completion of the Merger with Berry and the related share issuances.

Segment Results of Operations

Global Flexible Packaging Solutions Segment

	Nine Months Ended March 31,
($ in millions)	2026	2025
Net sales	$9,304	$7,072
Adjusted EBIT	$1,256	$963
Adjusted EBIT as a percentage of net sales	13.5%	13.6%

    Net sales increased by $2,232 million, or 32% for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Excluding the increase of sales from the Merger, net of divestments, of approximately $1,943 million, the positive currency impacts of approximately $278 million, and the positive impacts from the pass-through of higher raw material costs of approximately 1%, the remaining variation in net sales for the nine months ended March 31, 2026 was a decrease of approximately $46 million, or 1%, mainly reflecting unfavorable sales volumes of approximately 2%, partially offset by favorable price/mix impacts of approximately 1%.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $293 million, or 30%, for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Excluding the positive impacts from the Merger, net of divestments, of approximately $220 million, and the positive currency impacts of approximately $27 million, the remaining variation in Adjusted EBIT for the nine months ended March 31, 2026 was an increase of approximately $47 million, or 5%, mainly reflecting synergy benefits from the Merger and favorable operating cost performance of approximately 14%, partially offset by unfavorable volumes of approximately 6% and negative price/mix impacts of approximately 3%.

Global Rigid Packaging Solutions Segment

	Nine Months Ended March 31,
($ in millions)	2026	2025
Net sales	$7,804	$2,855
Adjusted EBIT	$824	$216
Adjusted EBIT as a percentage of net sales	10.6%	7.6%

    Net sales increased by $4,949 million, or 173%, for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Excluding the increase of sales from the Merger, net of divestments, of approximately $4,959 million, the positive currency impacts of approximately $254 million, and the negative impacts from the pass-through of lower raw material costs of approximately 3%, the remaining variation in net sales for the nine months ended March 31, 2026 was a decrease of approximately $176 million, or 6%, reflecting unfavorable sales volumes of approximately 5% and unfavorable price/mix impacts of approximately 1%.

    Adjusted EBIT increased by $608 million, or 281%, for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Excluding the positive impacts from the Merger, net of divestments, of approximately $580 million and the positive currency impacts of approximately $34 million, the remaining variation in Adjusted EBIT for the nine months ended March 31, 2026 was a decrease of approximately $7 million, or 3%, reflecting negative effect of approximately 18% from unfavorable volumes, unfavorable price/mix impact of approximately 25%, partially offset by synergy benefits from the Merger and cost performance impacts of approximately 40%.

Consolidated Gross Profit

	Nine Months Ended March 31,
($ in millions)	2026	2025
Gross profit	$3,353	$1,939
Gross profit as a percentage of net sales	19.6%	19.5%

    Gross profit increased by $1,414 million, or 73%, for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The increase was primarily driven by the Merger and synergies. Gross profit as a percentage of sales of 19.6% remained relatively stable for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Nine Months Ended March 31,
($ in millions)	2026	2025
SG&A expenses	$(1,363)	$(797)
SG&A expenses as a percentage of net sales	(8.0%)	(8.0%)

    Selling, general, and administrative expenses increased by $566 million or 71% for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The increase was primarily driven by the Merger.

Consolidated Amortization of Acquired Intangible Assets

	Nine Months Ended March 31,
($ in millions)	2026	2025
Amortization of acquired intangible assets	$(411)	$(116)
Amortization of acquired intangible assets as a percentage of net sales	(2.4%)	(1.2%)

    Amortization of acquired intangible assets increased by $295 million, or 254%, in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The increase was primarily driven by the additional intangible assets acquired in the Merger.

Consolidated Research and Development Expenses

	Nine Months Ended March 31,
($ in millions)	2026	2025
Research and development expenses	$(128)	$(82)
Research and development expenses as a percentage of net sales	(0.7%)	(0.8%)

    Research and development expenses increased by $46 million, or 56%, in the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The increase was primarily driven by the Merger.

Consolidated Restructuring, Transaction and Integration Expenses, Net

	Nine Months Ended March 31,
($ in millions)	2026	2025
Restructuring, transaction and integration expenses, net	$(262)	$(71)
Restructuring, transaction and integration expenses, net as a percentage of net sales	(1.5%)	(0.7%)

    Restructuring, transaction and integration expenses, net increased by $191 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The change was a result of an increase in restructuring, integration, and related expenses, net, of $186 million and an increase in transaction costs incurred in connection with the Merger of $5 million.

Consolidated Other Income, Net

	Nine Months Ended March 31,
($ in millions)	2026	2025
Other income, net	$64	$49
Other income, net as a percentage of net sales	0.4%	0.5%

    Other income, net changed by $15 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily driven by the Merger and indirect tax benefits, partially offset by the impact of highly inflationary accounting for subsidiaries in Argentina.

Consolidated Interest Income

	Nine Months Ended March 31,
($ in millions)	2026	2025
Interest income	$47	$30
Interest income as a percentage of net sales	0.3%	0.3%

    Interest income increased by $17 million in the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, driven by the Merger.

Consolidated Interest Expense

	Nine Months Ended March 31,
($ in millions)	2026	2025
Interest expense	$(507)	$(252)
Interest expense as a percentage of net sales	(3.0%)	(2.5%)

    Interest expense increased by $255 million in the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily driven by the additional debt issued and assumed in the Merger.

Consolidated Income Tax Expense

	Nine Months Ended March 31,
($ in millions)	2026	2025
Income tax expense	$(84)	$(141)
Effective income tax rate	10.5%	20.2%

    The effective tax rate for the nine months ended March 31, 2026, decreased by 9.7 percentage points compared to the nine months ended March 31, 2025, primarily due to differences in non-deductible expenditures, and discrete events between the periods, which includes a $43 million discrete benefit from post-acquisition restructuring and a $30 million discrete benefit from the release of a previously recorded uncertain tax position in the current period.

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

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three and nine months ended March 31, 2026, and 2025 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Net income attributable to Amcor plc, as reported	$278	$196	$717	$550
Add: Net income attributable to non-controlling interests	—	1	—	7
Net income	278	197	717	557
Add: Income tax expense	32	40	84	141
Add: Interest expense	170	85	507	252
Less: Interest income	(17)	(10)	(47)	(30)
EBIT	463	312	1,261	920
Add: Amortization of acquired intangible assets from business combinations (1)	134	37	411	116
Add/(Less): Impact of hyperinflation (2)	(2)	3	13	8
Add: Transaction costs (3)	4	18	32	27
Add: Restructuring, integration and related expenses, net (4)	65	14	230	44
Add: Portfolio review expenses (5)	17	—	17	—
Add/(Less): Other (6)	5	—	12	(3)
Adjusted EBIT	$687	$384	$1,977	$1,112
Less: Interest expense	(170)	(85)	(507)	(252)
Add: Adjustments to interest expense (7)	3	5	29	5
Less: Income tax expense	(32)	(40)	(84)	(141)
Less: Adjustments to income tax expense (8)	(59)	(12)	(168)	(19)
Add: Interest income	17	10	47	30
Less: Net income attributable to non-controlling interests	—	(1)	—	(7)
Adjusted net income	$446	$261	$1,293	$728
(1)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.

(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Transaction costs include incremental costs related to the Merger and other strategic activities. Refer to Note 5 "Restructuring, Transaction, and Integration Expenses, Net."
(4)For the three and nine months ended March 31, 2026, Restructuring, integration and related expenses, net, primarily includes costs incurred in connection with the Berry Plan. For the three and nine months ended March 31, 2025, Restructuring, integration and related expenses, net includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6 - "Restructuring" for further information.
(5)Portfolio review expenses includes impairment and other incremental expenses incurred in connection with the strategic review of the Company's portfolio alternatives. Refer to Note 3, "Held for Sale".
(6)For the three months ended March 31, 2026, Other primarily includes inventory step-up amortization. For the nine months ended March 31, 2026, Other primarily includes the Company's former Chief Financial Officer's accelerated compensation, including share-based compensation, and other transition related expenses. For the three and nine months ended March 31, 2025, Other includes various expense and income items primarily relating to a pre-tax gain on the disposal Bericap of $15 million, offset by a loss on disposal of a non-core business. Refer to Note 4 - "Acquisitions and Disposals" for further information.
(7)Adjustments to interest expense for the three and nine months ended March 31, 2026 includes amortization of the fair value adjustment to debt acquired in connection with the Merger. For the three and nine months ended March 31, 2025, includes incremental interest expense incurred in connection with the Merger.
(8)Net tax impact on items (1) through (7) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of March 31, 2026, and June 30, 2025, is as follows:

($ in millions)	March 31, 2026	June 30, 2025
Current portion of long-term debt (1)	$561	$141
Short-term debt	92	116
Long-term debt, less current portion	15,200	13,841
Total debt	15,853	14,098
Less cash and cash equivalents	(1,587)	(827)
Net debt	$14,266	$13,271
(1)Refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, Note 14 "Debt", and Note 12 - "Debt" in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" for additional information on debt maturities.

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
•$750 million, 4.250% Guaranteed Senior Notes due 2029 of Amcor Flexibles North America, Inc.
•$500 million, 2.630% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
•$725 million, 5.100% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, Inc.
•$800 million, 2.690% Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, Inc.
•$750 million, 5.500% Guaranteed Senior Notes due 2035 of Amcor Flexibles North America, Inc.
•$750 million, 5.125% Guaranteed Senior Notes due 2036 of Amcor Flexibles North America, Inc.
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
•€500 million, 3.950% Guaranteed Senior Notes due 2032 of Amcor UK Finance plc
•€750 million, 3.750% Guaranteed Senior Notes due 2033 of Amcor UK Finance plc
•$500 million, 5.625% Guaranteed Senior Notes due 2033 of Amcor Finance (USA), Inc.
•$500 million, 5.450% Guaranteed Senior Notes due 2029 of Amcor Group Finance plc

    The $1,525 million, 1.570% First Priority Senior Secured Notes due January 2026 of Berry Global, Inc. has matured during the three months ended March 31, 2026.

    Notes Guaranteed by Obligor Group 2 companies in this filing include (as defined below):
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

    The table below summarizes the composition of Obligor Groups:

Entity	Incorporated in	Obligor Group 1	Obligor Group 2
Amcor Plc (ultimate parent entity)	Jersey	x	x
Subsidiary guarantors:
Amcor Flexibles North America	Missouri, USA	x	x
Amcor UK	United Kingdom	x	x
AIUK	United Kingdom	x	x
AFUI	Delaware, USA	x	x
AGF	United Kingdom	x	x
Berry Global	Delaware, USA	x	x
Berry Global Group, Inc.	Delaware, USA	x

     All guarantors fully, unconditionally, and irrevocably guarantee, on a joint and several basis, to each holder of the notes of each series, the due and punctual payment of the principal of, and any premium and interest on, such notes and all other amounts payable, when and as the same shall become due and payable, whether at stated maturity, by declaration of acceleration, call for redemption or otherwise, in accordance with the terms of the notes and related indenture. The obligations of the applicable guarantors under their guarantees are limited as necessary to recognize certain defenses generally available to guarantors (including those that relate to fraudulent conveyance or transfer, voidable preference, financial assistance, corporate purpose, or similar laws) under applicable law. The guarantees are unsecured and unsubordinated obligations of the guarantors and rank equally with all existing and future unsecured and unsubordinated debt of each guarantor. None of our other subsidiaries guarantee such notes. The issuers and guarantors conduct large parts of their operations through other subsidiaries of Amcor plc.

    Insolvency proceedings with respect to the issuers and guarantors could proceed under, and be governed by, among others, Jersey, United States, or English insolvency law, as the case may be, if either issuer or any guarantor defaults on its obligations under the applicable notes or guarantees, respectively.

    Set forth below is the summarized financial information of the Obligor Groups 1 and 2:

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

Statement of Income for Obligor Group
($ in millions)

Nine Months Ended March 31, 2026	Obligor Group 1	Obligor Group 2
Net sales - external	$1,311	$1,311
Net sales - to subsidiaries outside the Obligor Group	7	7
Total net sales	$1,318	$1,318

Gross profit	283	283

Net income (1)	$(5,510)	$(5,510)

Net income attributable to non-controlling interests	—	—

Net income attributable to Obligor Group	$(5,510)	$(5,510)
(1)Includes a loss relating to an internal restructuring.

Balance Sheets for Obligor Group
($ in millions)

As of March 31, 2026	Obligor Group 1	Obligor Group 2
Assets
Current assets - external	$4,640	$4,640
Current assets - due from subsidiaries outside the Obligor Group	169	169
Total current assets	4,809	4,809
Non-current assets - external	3,148	3,148
Non-current assets - due from subsidiaries outside the Obligor Group	14,915	14,915
Total non-current assets	18,063	18,063
Total assets	$22,872	$22,872
Liabilities
Current liabilities - external	$6,132	$6,132
Current liabilities - due to subsidiaries outside the Obligor Group	35	35
Total current liabilities	6,167	6,167
Non-current liabilities - external	16,611	16,611
Non-current liabilities - due to subsidiaries outside the Obligor Group (1)	10,353	9,293
Total non-current liabilities	26,964	25,904
Total liabilities	$33,131	$32,071

As of June 30, 2025	Obligor Group 1	Obligor Group 2
Assets
Current assets - external	$2,620	$2,620
Current assets - due from subsidiaries outside the Obligor Group	212	212
Total current assets	2,832	2,832
Non-current assets - external	3,187	3,187
Non-current assets - due from subsidiaries outside the Obligor Group	11,806	11,806
Total non-current assets	14,993	14,993
Total assets	$17,825	$17,825
Liabilities
Current liabilities - external	$4,534	$4,534
Current liabilities - due to subsidiaries outside the Obligor Group	35	35
Total current liabilities	4,569	4,569
Non-current liabilities - external	15,154	15,154
Non-current liabilities - due to subsidiaries outside the Obligor Group (1)	8,094	7,060
Total non-current liabilities	23,248	22,214
Total liabilities	$27,817	$26,783
(1)Includes unsettled cash pooling arrangement received by the obligor group on behalf of subsidiaries outside of the obligor group.

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations. Our estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes in critical accounting estimates and judgments as of March 31, 2026, from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Overview

	Nine Months Ended March 31,
($ in millions)	2026	2025
Net cash provided by operating activities	$556	$276
Net cash used in investing activities	(596)	(249)
Net cash provided by financing activities	819	1,448

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities increased by $280 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The change is primarily driven by higher net income, adjusted for non-cash items, partially offset by higher working capital outflows in the current period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $347 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The change is primarily driven by higher net purchases of property, plant, and equipment in the current period, primarily driven by the Merger and by the proceeds received from the sale of Bericap in the prior period, partially offset by proceeds received from the sale of investment in ePac in the current period.

    Net Cash Provided by Financing Activities

    Net cash provided by financing activities decreased by $629 million for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The change is primarily driven by net repayment of long-term debt and higher dividends paid on the issuance of shares related to the Merger in the current period.

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

    On March 5, 2026, the Company issued additional guaranteed senior notes in an aggregate principal amount of $1.5 billion (collectively, the “March Notes”). The March Notes consist of (i) $750 million principal amount of 4.25% Guaranteed Senior Notes due 2029 and (ii) $750 million principal amount of 5.125% Guaranteed Senior Notes due 2036. The March Notes

are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries.

    On April 15, 2026, the Company completed the early redemption of its 4.875% First Priority Senior Secured Notes with an aggregate principal amount of $750 million, originally scheduled to mature in July 2026. The Company expects to recognize approximately $9 million of interest expense associated with the early redemption in the fourth quarter of fiscal year 2026.

    On April 28, 2026, the Company completed the redemption of its 3.625% First Priority Senior Secured Notes with an aggregate principal amount of $600 million.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness incurred outside the guarantor group as well as the secured indebtedness we can incur to an aggregate of 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facilities require us to maintain a leverage ratio not higher than 3.9 times, stepping up to 4.25 times for the twelve consecutive calendar months following the consummation of an acquisition with aggregate consideration in excess of $375 million. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of March 31, 2026, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of March 31, 2026, and June 30, 2025, was $14.3 billion and $13.3 billion, respectively.

Debt Facilities

    As of March 31, 2026, the revolving senior bank debt facility had an aggregate limit of $3.75 billion, of which $1.82 billion had been drawn (inclusive of amounts drawn under commercial paper programs reducing the overall balance of available senior facilities). Our senior facility is available to fund working capital, growth capital expenditures, and refinancing obligations. Subject to certain conditions, we can request the total commitment level under the agreement to be increased by up to $1.0 billion.

Dividend Payments

    We declared and paid a $0.6375 cash dividend per ordinary share (as adjusted for the Reverse Split) during the three months ended September 30, 2025, a $0.65 cash dividend per ordinary share (as adjusted for the Reverse Split) during the three months ended December 31, 2025, and a $0.65 cash dividend per ordinary share during the three months ended March 31, 2026.

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

Share Repurchases

    In the nine months ended March 31, 2026, the Company did not maintain a share repurchase program as the prior program had expired on its terms.

    We had cash outflows of $22 million and $47 million for the purchase of our shares during the nine months ended March 31, 2026, and 2025, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of March 31, 2026, and June 30, 2025, we held treasury shares at a cost of $9 million and $6 million, respectively, representing approximately 0.2 million and 0.1 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended March 31, 2026. For additional information, refer to Note 9, "Fair Value Measurements," and Note 10, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

    We completed our Merger with Berry on April 30, 2025. As noted under Item 9A, "Controls and Procedures", contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2025, management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the merged operations of Berry on April 30, 2025. Under SEC guidelines, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition. We are in the process of integrating Berry's and the Company's internal controls over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    In the quarter ended March 31, 2026, the Company did not maintain a share repurchase program as the prior program had expired on its terms.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

    The documents in the accompanying Exhibits Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q, and such Exhibits Index is incorporated herein by reference.

Exhibit		Description
1	.1*
Underwriting Agreement, dated March 5, 2026, among Amcor Flexibles North America, Inc., Amcor plc, Amcor UK Finance plc, Amcor Group Finance plc, Amcor International UK, plc, Amcor Finance (USA), Inc., Berry Global Group, Inc., Berry Global, Inc. and Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named in Schedule 1 thereto (incorporated herein by reference to Exhibit 1.1 to Amcor plc’s Current Report on Form 8-K filed on March 10, 2026).

4.1
Indenture, dated as of March 10, 2026, among Amcor Flexibles North America, Inc., Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Group Finance plc, Amcor International UK, plc, Berry Global Group, Inc., Berry Global, Inc. and U.S. Bank Trust Company, National Association, as trustee (including the guarantees) (incorporated herein by reference to Exhibit 4.1 to Amcor plc’s Current Report on Form 8-K filed on March 10, 2026).

4.3		Form of 4.250% Guaranteed Senior Note due 2029 (incorporated herein by reference to Exhibit 4.4 to Amcor plc’s Current Report on Form 8-K filed on March 10, 2026).
4.4		Form of 5.125% Guaranteed Senior Note due 2036 (incorporated herein by reference to Exhibit 4.5 to Amcor plc’s Current Report on Form 8-K filed on March 10, 2026).
22		Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1		Chief Executive Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Chief Financial Officer Certification required by Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

AMCOR PLC

Date	May 7, 2026	By	/s/ Stephen R. Scherger
Stephen R. Scherger, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	May 7, 2026	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)