Form 10-K
period 2026-06-30
Amcor plc
filed 2026-08-14
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

    The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed by reference to the closing price of such shares as of the last business day of the registrant’s most recently completed second quarter, was $19.3 billion.

    As of August 12, 2026, the Registrant had 462,345,690 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Amcor plc definitive Proxy Statement for its 2026 Annual Shareholder Meeting, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Amcor plc’s fiscal year end.

Amcor plc
Annual Report on Form 10-K

Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Annual Report on Form 10-K refer to Amcor plc and its consolidated subsidiaries.

    This Annual Report on Form 10-K contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "commit," "estimate," "potential," "ambitions," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. Neither Amcor nor any of its respective directors, executive officers, or advisors, provide any representation, assurance, or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur or if any of them do occur, what impact they will have on the business, results of operations or financial condition of Amcor. Should any risks and uncertainties develop into actual events, these developments could have a material adverse effect on Amcor's business. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

•changes in consumer demand patterns and customer requirements in numerous industries;
•risk of loss of key customers, a reduction in their production requirements, or consolidation among key customers;
•significant competition in the industries and regions in which we operate;
•risk of integrating acquisitions and achieving the financial and other results and benefits anticipated at the time of acquisition;
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
•risk that the use of artificial intelligence could adversely affect our business and financial results;
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

PART I

Item 1. - Business

The Company

    Amcor plc (ARBN 630 385 278) is a public limited company incorporated under the Laws of the Bailiwick of Jersey. Our history dates back more than 150 years, with origins in both Australia and the United States of America. Today, we are the global leader in developing and producing responsible primary consumer packaging and dispensing solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enables us to solve packaging challenges around the world every day, producing a range of packaging and dispensing solutions that are more sustainable, functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future.

Berry Global Group, Inc. Merger

    On April 30, 2025, we completed our merger ("Merger") with Berry Global Group, Inc. ("Berry"), a global manufacturer of rigid and flexible packaging products pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) between Amcor, Aurora Spirit, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Berry, dated November 19, 2024. Under the terms of the Merger Agreement, Berry shareholders received 7.25 Amcor ordinary shares for each share of Berry common stock issued and outstanding. Upon completion of the transaction, Berry shares were delisted from the New York Stock Exchange.

Change of Fiscal Year

    Historically, we have reported on a fiscal year basis starting July 1 and ending June 30. On May 1, 2026, our Board of Directors acted to change our fiscal year end to a year beginning on January 1 and ending December 31. We plan to report our financial results for the six-month transition period of July 1, 2026 through December 31, 2026, on a Transition Report on Form 10-K/T and to thereafter file an Annual Report on Form 10-K beginning with the first full calendar fiscal year ending on December 31, 2027. Our fiscal quarters will remain calendar quarters. Prior to filing our transition report, we will file a Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

    In this Form 10-K, the fiscal years ended on June 30, 2026, 2025 and 2024 are referred to as "fiscal year 2026", "fiscal year 2025" and "fiscal year 2024", respectively.

Business Strategy

    Amcor is the global leader in primary consumer packaging and dispensing solutions for nutrition, health, beauty and wellness categories. We have leading positions in large, resilient and growing end markets where we have significant room for growth via disciplined organic growth and long-term strategic mergers and acquisitions. We aim to drive value through orienting our core portfolio toward faster-growing, higher-margin categories and leveraging our competitive advantages which includes global scale and breadth, innovation, material science, technical and innovation capabilities, and leadership.

    We believe there will always be a role for the primary packaging solutions we produce to preserve food, beverages, and healthcare products, protect consumers, and promote brands. Behind every one of our products stands a unique combination of technical know-how, business experience, and innovation expertise. We embrace a growth-oriented mindset, working closely with our customers to identify feasible, high-performance, responsible packaging solutions based on their unique needs. Where solutions do not currently exist, we work to innovate new ones. We believe we are uniquely positioned to deliver exceptional value to our customers by leveraging our global scale and innovation and sustainability capabilities to offer a broad range of differentiated consumer packaging and dispensing solutions using a variety of materials including paper, aluminum, polymer resins, recycled, and bio-based materials. We empower our teams with the tools, processes, and skills needed to operationalize growth, accelerate volume expansion, and sustain profitability.

    Innovation is central to Amcor’s success and in fiscal year 2026 we spent approximately $170 million on research and development ("R&D"), not including ongoing investments in continuous improvements. We are highly regarded for our innovation capabilities and have over 7,000 patents, registered designs and trademarks, as well as a global network of Innovation Centers focused on bringing advanced packaging technologies and more sustainable material science to our markets around the world. We solve packaging challenges by developing differentiated products, services, and processes to protect our customers' products and fulfill the needs of the consumers who rely on them. Drawing on our unrivaled heritage in design, science, and manufacturing, our approximately 1,500 R&D professionals and engineers are constantly innovating across new materials, formats, functions, and technologies to provide products with superior clarity, protection, design versatility, consumer safety, convenience, cost efficiency, barrier properties and environmental performance.

    Sustainability is also comprehensively embedded across our business, from the investments we are making in packaging innovation and design, to the work we undertake within our own operations and with our upstream and downstream partners to develop a more responsible packaging value chain. For years, Amcor has been an industry leader in driving progress toward a circular economy for packaging. In January 2018, we became the world’s first packaging company to pledge via our global commitment that all our packaging would be designed to be recyclable, compostable, or reusable by 2025, and also committed to using 10% post-consumer recycled ("PCR") materials in our packaging. We announced the outcome of this journey in our 2025 Sustainability Report and building on this progress, committed to the next phase of our journey, setting 2030 targets for recycled content. We know that our environmental footprint also extends beyond the products we create and we strive to reduce the environmental impacts of our operations. For more than a decade, we have implemented programs focused on improving how we manage energy, greenhouse gas (GHG) emissions, water, and waste in our manufacturing locations. We established ambitious near-term and net zero science-based targets to reduce GHG emissions and achieve net zero emissions by 2050 which were validated by the Science Based Targets initiative ("SBTi") in fiscal year 2026. Our decarbonization roadmap outlines how we will achieve these targets by focusing on five key GHG emission levers: renewable electricity, supply chain footprint reduction, recycled materials, product redesign, and operational efficiency.

    We believe this strategy will help us continue to deliver sustainable value aligned with Amcor’s "Shareholder Value Creation Model". Long-term value creation has been strong and consistent and has reflected strong cash flow generation combined with disciplined redeployment into a combination of dividends, organic growth in the base business, and using free cash flow to pursue targeted acquisitions and/or returning cash to shareholders via share buybacks, while maintaining an investment-grade credit rating.

     When full synergies are achieved, the strategic Merger with Berry is expected to further increase cash generation, enabling increased investment in organic growth and targeted acquisitions, enabling us to sustain our track record of strong and consistent long-term value creation.

Segment Information

    Accounting Standards Codification ("ASC") 280, "Segment Reporting," establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have determined we have two reportable segments, Global Flexible Packaging Solutions and Global Rigid Packaging Solutions. The reportable segments produce differentiated solutions, which are sold to customers participating in a range of attractive end markets throughout Europe, North America, Latin America, and the Asia Pacific regions. Refer to Note 21, "Segments," of the notes to consolidated financial statements for financial information about reportable segments.

Global Flexible Packaging Solutions Segment

    Our Global Flexible Packaging Solutions segment develops and supplies flexible packaging globally. With approximately 36,000 employees at approximately 190 manufacturing and support facilities in 33 countries as of June 30, 2026, the Global Flexible Packaging Solutions segment is one of the world's largest suppliers of polymer resin, aluminum, and fiber based flexible packaging solutions. In fiscal year 2026, the Global Flexible Packaging Solutions segment accounted for approximately 55% of consolidated net sales.

Global Rigid Packaging Solutions Segment

    Our Global Rigid Packaging Solutions segment manufactures rigid packaging containers, closures, dispensing and pharma delivery devices, and related products globally. As of June 30, 2026, the Global Rigid Packaging Solutions segment employed approximately 38,000 employees at approximately 210 manufacturing and support facilities in 33 countries. In fiscal year 2026, the Global Rigid Packaging Solutions segment accounted for approximately 45% of consolidated net sales.

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

    The major markets in which we sell our products historically have been, and continue to be, highly competitive. Areas of competition include service, sustainability, innovation, quality, and price. We consider ourselves to be a significant participant in the markets in which we operate. Competitors include 3M, AptarGroup, Inc., Avery Dennison Corporation, Ball Corporation, Crown Holdings, Inc., Graphic Packaging International, Inc., Huhtamaki Oyj, International Paper Company, O-I Glass, Inc., Orora Limited, Packaging Corporation of America, Silgan Holdings Inc., Smurfit WestRock, and Sonoco Products Company, and a variety of privately held companies.

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

Raw Materials

    Polymer resins and films, paper, paperboard, inks, solvents, adhesives, and aluminum constitute the major raw materials we use. These are purchased from a variety of global industry sources, and we are not significantly dependent on any one supplier for our raw materials. While we have experienced industry-wide shortages of certain raw materials in the past, including following the Middle East conflict that began in February 2026, we have been able to manage supply disruptions by working closely with our suppliers and customers. Supply shortages, along with other factors, can lead and have in the past led to increased raw material price volatility. Increases in the price of raw materials are generally able to be passed on to customers including through contractual price mechanisms over time. We manage the risks associated with our supply chain and have generally been able to maintain adequate raw materials through relationship management, inventory management, and evaluation of alternative sources when practical. For more information, see "Item 1A. - Raw Materials - Price fluctuations or shortages in the availability of raw materials, energy, and other inputs could adversely affect our business."

Intellectual Property

    We are the owner or licensee of more than 5,000 United States and other country patents and patent applications that relate to our products, manufacturing processes, and equipment. We also have a number of trademarks and trademark registrations in the United States and in other countries. In addition, we keep certain technology and processes as trade secrets. Our patents, licenses, and trademarks collectively provide a competitive advantage. However, the loss of any single patent or license alone would not have a material adverse effect on our results of operations as a whole or those of our reportable segments. Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms, or otherwise.

Governmental Laws and Regulations

    Our operations and the real property we own, or lease, are subject to broad governmental laws and regulations, including environmental laws and regulations by multiple jurisdictions. These laws and regulations pertain to employee health and safety, the discharge of certain materials into the environment, handling and disposition of waste, cleanup of contaminated soil and ground water, other rules to control pollution and manage natural resources, and other government regulations. We believe that we are in substantial compliance with applicable health and safety laws, environmental laws and regulations based on the execution of our Environmental, Health, and Safety Management System and regular audits of those processes and systems. However, we cannot predict with certainty that we will not, in the future, incur liability with respect to noncompliance with health and safety laws, environmental laws and regulations due to contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, or other broad government regulations which could be significant. In addition, these laws and regulations are constantly changing, and we cannot always anticipate these changes. Refer to Note 20, "Contingencies and Legal Proceedings," of the notes to consolidated financial statements for information about legal proceedings. For a more detailed description of the various laws and regulations that affect our business and related risks, see "Item 1A. - Legal and Compliance Risks."

Seasonal Factors

    Our business and operations of each of the reportable segments are subject to moderate seasonality with demand usually increasing towards the middle of the calendar year due to increased demand for beverage and food products in certain markets. Historically, cash flow from operations has been lower in the six months ending December 31, and higher in the six months ending June 30, due to moderate seasonality, working capital requirements, and the timing of certain cash payments made in the six months ending December 31, including incentive compensation.

Research and Development

    Refer to section "Business Strategy" within "Item 1. - Business" of this Annual Report on Form 10-K, and to Note 2, "Significant Accounting Policies," of the notes to consolidated financial statements, for further information about our research and development activities, expenditures, and policies.

Human Capital Management

Overview

    At Amcor, effective human capital management is foundational to our ability to deliver long-term value. As we continue to integrate and transform our business following the combination with Berry, we remain focused on building a purpose-driven, high-performing, and inclusive culture that supports innovation, operational excellence, and sustainable growth.

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

    As of June 30, 2026, Amcor employed approximately 75,000 employees globally, including part-time and temporary workers. The regional breakdown is approximately 39% in North America, 34% in Europe, Middle East, and Africa, 12% in Latin America, and 15% in the Asia Pacific region. Approximately 37% of our workforce is covered by collective bargaining agreements. As of June 30, 2026, about 2% of employees were working under expired contracts, and approximately 19% were covered under agreements due to expire within one year.

Health and Safety

    Safety is a core value at Amcor, as well as an integral component in our global Environment, Health and Safety ("EHS") programs. We take care of ourselves and each other, so everyone returns home safely every day. We champion a safe and healthy workplace, establish key accountabilities at all levels of the organization, and aspire to achieve a culture of care and an injury-free Amcor. All our facilities are subject to global EHS standards which serve as blueprints for a safe and healthy workplace. We also have established policies, procedures, and training intended to minimize risks to people, property, and reputation. We track health and safety metrics to identify issues and trends and provide our Board of Directors with monthly reports on safety performance and compliance with our global EHS standards.

Talent Management and Development

    At Amcor, we are committed to attracting, developing, and retaining top talent as a key enabler of our business strategy. We remain focused on building a scalable Human Resources ("HR") strategy that enables our people and business to grow together. Our HR strategy is anchored in our Employer Value Proposition, "Possibility unpacked. For you. For the world." This reflects our commitment to creating meaningful opportunities for our people to learn, develop, and thrive while advancing Amcor's long-term growth and value creation objectives.

    Following the merger with Berry, we continue to align elements of our organizational structures, leadership teams, and people practices to support consistency, fairness, and an enhanced employee experience across our global organization.

    We also maintain a structured approach to talent reviews and succession planning across the organization, using common talent assessment practices and regular talent review discussions to identify, develop, and prepare leaders for future opportunities. These processes support leadership continuity while informing targeted development investments across the business.

    We offer a range of executive development, leadership training, and awareness programs designed to support career growth across all levels of the organization. Examples of our global leadership programs include the Senior Leader Development Program which builds strategic management capabilities and inclusive leadership skills among a broader leadership population. These initiatives are complemented by mentoring and tailored learning experiences that support succession planning and strengthen organizational capability.

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

Culture and Employee Experience

    Our Culture Framework serves as the foundation for how we work together through a shared purpose, common values, and consistent behaviors:

•Purpose: Together, we elevate customers, shape lives, and protect the future.
•Values: Safety, Customers, Winning, Agility, Sustainability.
•Behaviors: I do the right thing, I champion customers, I dream big, I make things happen, I play for team Amcor.

    By reinforcing a common culture across the organization, the framework supports collaboration, performance, and a shared understanding of expectations and ways of working across all levels and locations.

    To reinforce our culture through everyday actions, we also recently strengthened our employee recognition approach through the Amcor Diamond Award, our global recognition program celebrating employees who exemplify our Behaviors and make meaningful contributions across the organization. Together with our Kudos recognition cards, these initiatives help reinforce our culture, celebrate employee contributions, and strengthen engagement across our global workforce.

    We are also committed to creating an exceptional employee experience by continuing to advance our talent development, engagement, and inclusion efforts as integral elements of our Culture Framework. These efforts reinforce a consistent and inspiring environment where employees feel valued, supported, and empowered to contribute, grow, and thrive.

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

Engagement

    We prioritize employee engagement as a driver of performance and cultural alignment. We run global employee surveys, supplemented by regular pulse checks, to gather insights on topics including leadership, inclusion, ways of working, and our culture. We continue to reinforce a unified "One Amcor" culture through consistent leadership communications and employee engagement initiatives designed to support alignment across the combined organization.

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

Name (Age)	Positions Held	Period the Position was Held

Peter Konieczny (61)	Chief Executive Officer	2024 to present
	Interim Chief Executive Officer	2024
	Chief Commercial Officer	2021 to 2024
	President, Amcor Flexibles Europe, Middle East and Africa	2015 to 2021

Stephen R. Scherger (62)	Executive VP, Chief Financial Officer	2025 to present
	Executive VP and Chief Financial Officer of Graphic Packaging Holding Company	2015 to 2025

Susana Suarez Gonzalez (57)	Executive VP and Chief Human Resources Officer	2022 to present
	Executive VP, Chief Human Resources and Diversity & Inclusion Officer, International Flavors and Fragrances	2016 to 2022

Deborah Rasin (59)	Executive VP and General Counsel	2022 to present
	Senior VP, Chief Legal Officer and Secretary, Hill-Rom Holdings	2016 to 2022

Jean-Marc Galvez (59)	Division President, Global Rigid Packaging Solutions	2025 to present
	President of Berry’s Consumer Packaging — International Division	2019 to 2025

Ryan D. Yost (50)	Division President, Global Flexible Packaging Solutions	2026 to present
	President of Avery Dennison Materials Group	2024 to 2026
	VP and General Manager of Vestcom	2023 to 2024
	VP and General Manager of Avery Dennison Identification Solutions	2021 to 2024
	VP and General Manager of Avery Dennison Printer Solutions	2019 to 2021

Ian Wilson (68)	Executive VP, Strategy and Development	2000 to present

Available Information

    We are a large accelerated filer (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 12b-2) and we are also an electronic filer. Electronically filed reports (Forms 4, 8-K, 10-K, 10-Q, S-3, S-8, etc.) can be accessed at the SEC's website (sec.gov). We make available free of charge (other than an investor’s own Internet access charges) through the Investor Relations section of our website (amcor.com/investors), under "Financial Information" and then "SEC Filings," our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Strategic Risks

Changes in Consumer Demand — Demand for our products could be affected by a variety of factors, including economic conditions and regulatory developments.

    Sales of our products and services are closely tied to our customers' sales volumes to end consumers. Shifts in consumer preferences across the industries we serve, or in the packaging formats used to deliver those products, may arise from changes in cost, economic conditions, regulatory developments (including end user taxes), or evolving expectations related to convenience, health, environmental impact, and social considerations. For example, increasing focus on reducing packaging waste and limiting the use of petrochemical components, may decrease demand for certain products or render portions of our existing portfolio less relevant or obsolete. Additionally, new products we introduce may not achieve expected sales volumes or margin levels due to various factors, including our or our customers' inability to accurately predict consumer demand, end user preferences or movements in industry standards, or to develop products that meet consumer demand in a timely and cost-effective manner.

    If changing preferences are not offset by growth in new or substitute products or changes in consumer demand are not adequately mitigated by growth in new or substitute products, our business, financial condition, results of operations, or cash flows could be materially adversely affected.

Key Customers and Customer Consolidation — The loss of key customers, a reduction in their production requirements or consolidation among key customers could have a significant adverse impact on our sales revenue and profitability.

    Relationships with our customers are fundamental to our success, particularly given the nature of the packaging industry and other supply choices available to customers. While we do not have a single customer accounting for more than 10% of our net sales, customer concentration can be more pronounced within certain businesses. Consequently, the loss of any of our key customers or any significant reduction in their production requirements, or an adverse change in the terms of our supply agreements with them, could reduce our sales revenue and net profit. In addition, geopolitical tensions, wars, and terrorism can impact local demand for our products. Although we have been largely successful in maintaining customer relationships in the past, there is no assurance that existing customer relationships will be renewed at existing volumes, product mix, or price levels, or at all.

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

Integration — We may face challenges with integrating acquisitions and achieving the financial and other results and benefits anticipated at the time of acquisition.

    We may face challenges in integrating our acquisitions with our existing operations. The successful integration of acquisitions is complex and potential difficulties we may encounter as part of any integration process include, but are not limited to, the following: employees may voluntarily or involuntarily separate from employment with us or the acquired businesses because of the acquisitions; our management may have its attention diverted while trying to integrate the acquired businesses; we may encounter obstacles when incorporating the acquired businesses into our operations and management; we may be required to recognize impairment charges; integration may be more costly or more time consuming and complex or less effective than anticipated; and increased risk of cybersecurity incidents. Future acquisitions also could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, and depreciation and amortization expenses related to certain tangible and intangible assets and increased operating expenses, all of which could, individually or collectively, adversely affect our business, financial condition, results of operations, and cash flows.

    We generally expect that we will realize synergy cost savings and other financial and operating benefits from our acquisitions. For example, we expect the Merger with Berry completed in 2025 will generate estimated pre-tax annual net cost synergies by the end of the third-year post Merger of approximately $650 million from procurement, manufacturing, general and administrative, financial and revenue synergies. While we are currently on track to achieve the targeted Berry synergies, we cannot predict with certainty that the full savings will be realized or current savings will be sustained. If we are not able to successfully integrate our acquisitions and achieve the expected synergy cost savings, the anticipated benefits of the transaction may not be realized fully, or at all, or may take longer to realize than expected or involve more costs than expected.

Strategic Review of Portfolio — Our strategic review of our portfolio may cause disruptions to our business, may not result in the completion of transactions to restructure or divest all non-core businesses, and may not create additional value for our shareholders.

    In August 2025, we announced that we had completed a review of portfolio-related strategic alternatives and identified businesses with combined sales of approximately $2.5 billion for further investigation, which could result in restructuring or sale of the identified businesses, among other options. While we have completed, or are in the process of completing, transactions to divest non-core businesses comprising approximately $500 million of the total non-core portfolio identified, there is no assurance as to the timeline or outcome of the completion of the strategic review process, including that actions taken will increase shareholder value. In addition, the strategic review process may require the deployment of significant resources and expenses and may cause disruption in our business given speculation and uncertainty around our ultimate actions. If we are unable to mitigate these or other potential risks related to our strategic review of our portfolio, then this process may adversely impact our business, financial condition, results of operations, or cash flows.

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

    We have also invested in companies in which we do not exercise control. Our investment partners or other parties that hold the remaining ownership interests in companies that we do not control may not have interests that are aligned with our goals. We have recognized impairment losses in the past in connection with our investments and we may be required to do so again in the future. If we determine that an investment is other than temporarily impaired, the resulting impairment charge could adversely affect our results of operations.

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

    Recent global economic challenges, including the current Middle East conflict and relatively high inflation and interest rates in certain regions, which have substantially increased the cost of energy and many of the raw materials we use to produce packaging while also disrupting global supply chains, may continue to put pressure on our business. Current and future unrest in regions where we operate, and political developments, could have a material impact on our financial condition.

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

    We have operations throughout the world, including facilities in emerging markets. In fiscal year 2026, approximately 81% of our sales revenue came from developed markets and 19% came from emerging markets. We expect to continue to expand our operations in the future, including in emerging markets.

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

    The current Middle East conflict has negatively impacted the global economy, and it is not possible to predict the broader or longer-term consequences of this conflict. Continued escalation of geopolitical tensions, including the conflict in the Middle East and tensions between China and Taiwan, could result in supply chain disruptions, significant inflationary pressure on raw material prices and other resources (such as energy and natural gas), fluctuations in our customers’ buying patterns given regional shortages of food ingredients and other factors, lower demand by end consumers given rising inflation, enhanced risks to our global technology infrastructure (such as through cyberattack or ransomware attack), exposure to foreign currency fluctuations, credit and capital market disruption which could impact our ability to obtain financing, increased interest rates, the loss of property, and adverse foreign exchange impacts. These broader consequences could have a material adverse effect on our business, cash flow, financial condition, and results of operations.

    Our international operations involve limited sales to entities located in countries subject to economic sanctions administered by the U.S. Office of Foreign Assets Control, the U.S. Department of State, and the U.S. Department of Commerce and other applicable national and supranational organizations (collectively, "Sanctions"). We also operate in certain countries that are occasionally subject to Sanctions, which require us to maintain internal processes and control procedures. Maintaining a strong ethical culture and effective compliance environment across our global operations is critical to our business.

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

    As a manufacturer of packaging products, our sales and profitability are dependent on the availability and cost of raw materials, labor, and other inputs, including energy. All of the raw materials we use are purchased from third parties, and our primary inputs include polymer resins and films, paper, paperboard, inks, solvents, adhesives and aluminum. Prices for these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions (including inflation), currency and commodity price fluctuations, resource availability and other supply chain challenges, transportation costs, geopolitical risks (including the conflict in the Middle East and between Russia and Ukraine), pandemics and other health crises, an increase in the demand for products manufactured from recycled materials, weather conditions and natural disasters, environmental regulations related to greenhouse gas emissions, product circularity, biodiversity and deforestation, human rights due diligence regulations, and other factors impacting supply and demand pressures. For example, since the escalation of conflict in the Middle East, global energy markets have been disrupted resulting in higher energy prices which have had an unprecedented impact on the cost of certain raw materials used in the manufacturing and transportation of our products while also disrupting supply chains.

    While we have largely been able to successfully manage through any supply disruptions and related price volatility in the past, there is no assurance that we will be able to successfully navigate any future disruptions. Increases in costs and disruptions in supply can have a material adverse effect on our business and financial results. We seek to mitigate these risks through various strategies, including entering into contracts with certain customers that permit price adjustments to reflect increased raw material and other costs or by otherwise seeking to increase our prices to offset increases in raw material and other costs and seeking alternative sources of supply for key raw materials. In addition, energy used in our operations is largely derived from non-renewable energy sources, which may increase our exposure to emissions-related regulations, including carbon pricing or carbon taxes, energy price volatility, and stakeholder reputational risks, and may require us to make investments in renewable energy and other energy-related initiatives. There is no guarantee that we will be able to anticipate or mitigate commodity and input price movements or supply disruptions. In addition, there may be delays in adjusting prices to correspond with underlying raw material costs and corresponding impacts on our working capital and level of indebtedness and any failure to anticipate or mitigate against such movements could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

    Supply or workforce shortages, fluctuations in freight costs, limitations on shipping capacity, or other disruptions in our supply chain, including sourcing materials from a single supplier or those that may occur related to wars, including the conflict in the Middle East, geopolitical tensions, natural disasters, health crises, or new regulations, could affect our ability to obtain timely delivery of raw materials, equipment, and other supplies, and in turn, adversely impact our ability to supply products to our customers. Additionally, severe weather events and other adverse effects of climate change could have negative effects on agricultural productivity, leading customers to face both availability and price challenges with agricultural commodities, which may impact the demand for our products. The potential magnitude of these commercial risks on our business, financial condition, results of operations, or cash flows could be material.

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

    Our ability to execute our strategy and deliver long-term value depends on our success in attracting, developing, and retaining a skilled and engaged workforce, including our global executive management and operational teams. Following the merger with Berry, we are continuing to integrate and align our organization, including talent strategies, systems, practices, and leadership structures across the combined business. While this integration creates opportunities to enhance organizational capability and scale our talent strategies, it also requires effective change management to ensure continuity and retention of critical talent. If we are unable to successfully manage this integration or retain key employees, our ability to execute our business plans and achieve expected performance outcomes could be adversely affected, which may in turn impact our financial condition, results of operations, and cash flows.

    We continue to face labor market challenges in certain regions, including skilled labor shortages, wage inflation, demographic shifts, and evolving workforce expectations. While we have responded effectively to date through workforce planning, succession strategies, and employee engagement efforts, we cannot guarantee continued success in attracting or retaining the talent critical to our growing organization. Prolonged gaps in workforce continuity or capability may negatively affect our productivity, operations, and ability to meet customer commitments.

Labor Disputes — Our business could be adversely affected by labor disputes and an inability to renew collective bargaining agreements at acceptable terms.

    As of June 30, 2026, approximately 37% of our employees were covered by collective bargaining agreements. Labor relations remain a key consideration, particularly in regions with high union representation. Although we have not experienced significant labor disruptions in recent years, we have encountered isolated work stoppages and may face labor disputes in the future, including protests or strikes, which could disrupt our operations and negatively impact our financial performance.

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

    Our diversification of facilities for product manufacturing and current or future insurance coverage for our facilities, including business interruption insurance, may not be sufficient to protect our business in the event of a significant disruption at one of our key manufacturing facilities. Significant disruptions due to accidents, labor issues, weather conditions, power outages, cyberattacks or otherwise, could negatively impact our business, financial condition, or results of operations, or cash flows.

Information Technology and Cybersecurity Risks

Cybersecurity Risk — The disruption of our operations or risk of loss of our sensitive business information could negatively impact our financial condition and results of operations.

    Increased cyber-attacks, including computer viruses, ransomware, unauthorized access attempts, phishing, hacking, and other types of attacks pose a risk to the security and availability of our information technology systems, including those provided by third parties. Artificial intelligence ("AI") technologies have also enabled threat actors to identify vulnerabilities at an accelerated pace, which increases the scale and sophistication of threats and which may intensify these cybersecurity risks. In addition to traditional attacks, we face threats from sophisticated nation-state and nation-state-supported actors who engage in attacks, including advanced persistent threat intrusions. We have experienced and expect to continue to experience actual and attempted cyber-attacks on our information technology systems by threat parties of all types (including nation-states, criminal enterprises, individuals, or advanced persistent threat groups). Geopolitical instability, including as a result of the conflict in the Middle East, evolution, scope, and sophistication of cyber-attacks, accessibility of our data by third parties through interconnected networks, and work-from-home arrangements heighten the risk of cyber-attacks.

    We have operational safeguards in place to detect and prevent cyber-attacks, such as employee training, monitoring of our networks and systems, ensuring strong data protection standards, and maintaining and upgrading security systems but it is virtually impossible to entirely eliminate this risk. To date, we have not experienced any material impacts. However, our safeguards may not always be able to prevent a cyber-attack from impacting our systems and we may not be able to successfully and timely execute our business recovery protocol, which could have a material impact on our business, financial condition, results of operations, or cash flows. Further, as cybersecurity threats continue to evolve, we may be required to make significant investments to modify or enhance our systems to improve our ability to respond and recover. In addition, our customers, suppliers, and third-party service providers are susceptible to cyber-attacks and disruption to their information technology systems, which could result in reduced demand for our products or limit our ability to supply our products.

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

    We rely on the successful and uninterrupted functioning of our information technology and control systems, which includes operating multiple enterprise resource planning systems, to support critical business operations and various business functions, and on various technologies to process, store, and report information about our business, and to interact with customers, suppliers, and employees around the world. We cannot guarantee that our systems will fully meet future business requirements or that upgrades will proceed as intended.

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

Artificial Intelligence — Our use of artificial intelligence technologies could adversely affect our business and financial results.

    We are increasingly leveraging AI technologies, including data analytics and machine learning, across our business, including in R&D, operational processes, and other functional areas. While these technologies present opportunities to enhance efficiency, innovation, and decision-making, they may not perform as intended and could generate outputs that are inaccurate, incomplete, or unreliable.

    The development and deployment of AI involves significant operational, legal, regulatory, and reputational risks, and there can be no assurance that our use of AI will result in the anticipated benefits. In addition, our vendors and third-party partners may incorporate AI into their products or services in ways that do not comply with existing or evolving laws, regulations, or industry standards, which could expose us to additional risk.

    Further, the unauthorized or improper use of open-source AI tools or generative platforms by employees or third parties could result in the inadvertent disclosure or misuse of our confidential information or intellectual property. Any of these factors could adversely impact our business, financial condition, and results of operations.

Financial Risks

Indebtedness and Credit Rating — Our indebtedness may limit our flexibility or result in a downgrade in our credit rating, which could reduce our operating flexibility, increase our borrowing costs, and negatively affect our financial condition and results of operations.

    As of June 30, 2026, we had $14.0 billion of debt outstanding, including borrowings of $1.29 billion under revolving credit facilities in an aggregate limit of $3.75 billion, and we are not restricted in incurring, and may incur, additional indebtedness in the future. Increased indebtedness could have significant consequences for our business and any investment in our securities, including increasing our vulnerability to adverse economic, industry or competitive developments; requiring more of our cash flows from operations to be used to pay principal and interest on our indebtedness, thus limiting our cash flows available to fund our operations, capital expenditures and other future business opportunities or the return of cash to our shareholders. Our ability to pay interest and repay the principal of our indebtedness is dependent on our ability to generate sufficient cash flows, which is dependent, in part, on prevailing economic and competitive conditions and certain legislative, regulatory, and other factors beyond our control. If we are unable to maintain sufficient cash flows from operations to meet our debt commitments, and related covenants, our financial condition and results of operations are likely to be materially adversely impacted. Additionally, conditions in financial markets could affect financial institutions with which we have relationships and could result in adverse effects on our ability to utilize fully our committed borrowing facilities. For example, a lender under our senior secured credit facilities may be unwilling or unable to fund a borrowing request, and we may not be able to replace such lender.

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

     As of June 30, 2026, approximately 15% of our indebtedness was subject to variable interest rates. When interest rates increase, our debt service obligations on our variable rate indebtedness increase even when the amount borrowed remains the same. Any future increases in interest rates could increase the costs of obtaining new debt and refinancing existing fixed rate debt as well as variable rate indebtedness, negatively impacting our business, financial condition, results of operations, or cash flow.

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

    As of June 30, 2026, we had $18.7 billion of goodwill and other intangible assets. We review our goodwill balance for impairment at least once a year and whenever events or a change in circumstances indicate that an impairment may have occurred using the appropriate business valuation methods in accordance with current accounting standards. Future changes in the cost of capital, market multiples, market growth, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge in our results of operations to reduce the value of these assets to their fair value. Furthermore, if we make changes to our business strategy or if external conditions adversely affect our business operations, we could be required to record an impairment charge for goodwill and/or other intangible assets, which could have a material adverse effect on our business, financial condition, and results of operations. We have identified the valuation of goodwill and other intangible assets as a critical accounting estimate. Refer to "Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Estimates and Judgments," of this Annual Report on Form 10-K.

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

    There is significant scrutiny from investors, customers, suppliers, governments, and other stakeholders on corporate ESG practices. Our commitment to sustainability and ESG practices remains at the core of our business, and we have established related goals and targets. For example, we have made a public commitment to achieve net zero greenhouse gas emissions by 2050 and have set long-term emissions targets which were approved by the SBTi. However, our ESG practices may not meet the standards of all of our stakeholders, and advocacy groups may campaign for further changes based on emerging standard practices related to ESG issues. Many of our large, global customers are also committing to long-term targets to reduce greenhouse gas emissions and reliance on fossil fuels within their supply chains. If we are unable to support our customers in achieving these reductions, customers may seek out competitors who are better able to support such reductions. A failure, or perceived failure, to respond to expectations of all parties, including with meeting our own climate-related and other ESG target ambitions, whether due to our own actions or the inability of participants in our value chain to reduce emissions or otherwise support our climate objectives, could cause harm to our business and reputation and have a negative impact on the trading price of our common stock. Moreover, not all of our competitors establish, or will be legally required to establish, climate or other ESG sustainability targets and goals at levels comparable to ours, which could result in competitors having lower supply chain, operating or compliance costs as well as reduced reputational and legal risks associated with not meeting such goals.

ESG Regulations — Changing and emerging ESG government regulations, including climate and circularity-related rules, may adversely affect our company.

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

    Increased regulation of emissions linked to climate change, including carbon pricing and greenhouse gas emissions and other climate-related regulations, could potentially increase the cost of our operations due to increased costs of compliance (which may not be recoverable through adjustment of prices), increased cost of fossil fuel-based inputs and increased cost of energy intensive raw material inputs. We could also incur additional compliance costs for monitoring and reporting emissions and for maintaining permits. However, any such changes are uncertain, and we cannot predict the amount of additional capital expenses or operating expenses that would be necessary for compliance.

    Increased environmental legislation or regulation, including regulations related to extended producer responsibility ("EPR") and pollution mitigation funds, could result in higher costs for us in the form of payments under EPR programs, higher raw material costs, increased energy and freight costs, new taxes on packaging products which could reduce demand for our products, and result in increased litigation.

    As a plastics packaging manufacturer, we face risks associated with inadvertent releases of plastic materials and other chemicals used in our operations, as well as the downstream management of our products at the end of their useful lives. Legislative and regulatory activity relating to plastic packaging, recycling, waste management, and EPR programs has increased in many jurisdictions and is expected to continue evolving. Such developments may result in product bans or restrictions on certain packaging formats or materials or could impose additional compliance obligations, taxes, fees, or investment requirements and/or operational adjustments, and could result in increased costs, litigation, penalties, reputational harm, unplanned capital expenditures or other liabilities that may adversely affect our business, financial condition, results of operations, or cash flows.

    In addition, it is possible that certain chemicals and materials might cease to be permitted to be used in our processes. Government bans of, or restrictions on, certain materials or packaging formats may close off markets to Amcor's business. For example, governmental authorities in the U.S., Europe and in other countries have become increasingly focused on the contamination of soil, air, and water exacerbated by the use of non-degradable chemicals, including per- and polyfluoroalkyl substances ("PFAS"). Various U.S. states have implemented, or are in the process of implementing, laws to restrict the use of PFAS in various applications, including in packaging materials or production processes. While we believe we are in compliance with existing regulations, the cost of compliance in the future to modify our products or production processes may be significant and adversely impact our financial position, results of operations, and cash flows.

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

    Biodiversity-related incidents or alleged impacts in our value chain could expose us to increased compliance costs due to increasingly stringent regulations, and potential fines, legal penalties, and enforcement actions if requirements are not met.

    Many of our products are manufactured using petrochemical-based raw materials. Emerging restrictions on certain plastics or mandates to reduce plastic use may require shifts to more costly alternative materials or additional investment in the redesign of existing products and these costs might not be able to be passed on to our customers. Mandates to use certain types of materials, such as PCR content, may lead to supply shortages and higher prices for those materials as current recycling rates may be insufficient to meet increased demand for PCR within and beyond the packaging industry.

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

Operations EHS Risks — We are subject to risks, liabilities, and costs related to EHS laws and regulations, as well as changes in the global climate, that could adversely affect our business.

    We are required to comply with EHS laws and regulations in each of the countries we operate and do business. Federal, state, provincial, and local laws and requirements related to the provision of a safe and healthy workplace represent critical obligations for the Company to ensure that our people are able to return home safely each day. In addition, workers throughout our value chain may be exposed to adverse impacts related to inadequate working conditions. Changes to EHS laws and regulations and evolving legal and regulatory requirements relating to human rights due diligence and supply chain transparency may result in increased compliance costs and require enhanced monitoring, reporting and remediation activities across our Company and value chain. Failure to identify, prevent, mitigate or adequately report actual or perceived worker or labor-related impacts in our own operations or value-chain operations could adversely affect our reputation, customer relationships, ability to attract and retain business, results of operations, financial condition or cash flows.

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

Trade Policy — Our business may be impacted by changes to trade policy, including tariff and custom regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.

    Changes in, and uncertainty with respect to, international trade policies in the United States or other countries in which we operate could materially impact the cost and supply of raw materials as duties are assessed on raw materials used in our production process or on items in our other spend categories, including the procurement of production equipment. The U.S. government has enacted significant tariffs on imports and exports, which has disrupted global trade relationships and triggered retaliatory actions by certain foreign governments. Although a portion of these tariffs has subsequently been lifted or invalidated, while other tariffs have recently been introduced, the overall trade policy environment remains uncertain. Countries impose, modify, and remove tariffs and other trade restrictions in response to a wide variety of factors, including national economic and political considerations. While we have generally been able to pass on the cost of tariffs in the past, we may not be able to fully mitigate the impact of increased tariffs or any future tariffs or source alternative suppliers of raw materials if supply chains are impacted. In addition, customs authorities have disagreed in the past and may in the future also disagree with our claimed tariff treatment or enact retroactive duties on items we import. Tariffs could also adversely impact market demand for our products, including any fluctuation in exchange rates as a result of such activity. The occurrence of any of these risks could materially impact our business, financial condition, results of operations, or cash flows.

Risks Relating to Being a Jersey, Channel Islands Company Listing Ordinary Shares

Our ordinary shares are issued under the laws of Jersey, Channel Islands, which may not provide the level of legal certainty and transparency afforded by incorporation in a U.S. jurisdiction and which differ in some respects to the laws applicable to U.S. corporations.

    We are organized under the laws of Jersey, Channel Islands, a British crown dependency that is an island located off the coast of Normandy, France. Jersey is not a member of the European Union. Jersey, Channel Islands legislation regarding companies is largely based on English corporate law principles. The rights of holders of our ordinary shares are governed by Jersey law, including the Companies (Jersey) Law 1991, as amended, and by the Amcor Articles of Association, as may be amended from time to time. These rights differ in some respects from the rights of other shareholders in corporations incorporated in the United States. Further, there can be no assurance that the laws of Jersey, Channel Islands, will not change in the future or that they will serve to protect investors in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of investors.

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

    Our recent merger with Berry presented an opportunity to enhance and unify our cybersecurity risk programs by integrating the strengths of both legacy cybersecurity organizations. As part of this integration, we are conducting a comprehensive cybersecurity risk assessment, harmonizing cybersecurity policies, processes, operations, and consolidating the cybersecurity functions into a single organization. Our integration efforts will concentrate on maintaining the continuous availability of our operations while aligning our organization's risk management strategy.

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

    Our Chief Information Security Officer ("CISO") has over 20 years of experience in cybersecurity, including serving in similar roles at other public companies. Our CISO leads a team that focuses on the Company's cybersecurity, including primary responsibility for leading enterprise-wide information security strategy, processes, as well as assessing, identifying, and managing cybersecurity risks. The team is enhanced through ongoing interactions with third party experts to help protect the Company from the latest cybersecurity threats. In addition, we maintain a global cross functional cyber crisis team which is responsible for evaluating cybersecurity threats and overseeing compliance with regulatory security requirements. Our CISO reports to our Vice President of Information Technology who has 30 years of experience in Manufacturing and Financial Services and has been leading our IT function for over 15 years. Our Vice President of Information Technology reports to our Chief Financial Officer. Our employees supporting our information security program have relevant educational and industry experience.

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

    Our global footprint exposes us to numerous and evolving cybersecurity risks that could have an adverse effect on our business, financial condition, and results of operations. To date, we have not experienced any material impacts from cybersecurity threats. However, our safeguards may not always be able to prevent a cyber-attack from impacting our systems or successfully execute our business recovery protocol, which could have a material impact on our business, financial condition, results of operations, or cash flows. Refer to the risk factor captioned “Cybersecurity Risk – The disruption of our operations or risk of loss of our sensitive business information could negatively impact our financial condition and results of operations” in "Item 1A. - Risk Factors" of this Annual Report on Form 10-K for additional narrative on our cybersecurity risks and the potential related impacts to us.

Item 2. - Properties

    We consider our plants and other physical properties, whether owned or leased, to be suitable, adequate, and of sufficient productive capacity to meet the requirements of our business. Our manufacturing plants operate at varying levels of utilization depending on the type of operation and market conditions. The breakdown of our manufacturing and support facilities at June 30, 2026, was as follows:

Global Flexible Packaging Solutions Segment

    This segment has approximately 190 manufacturing and support facilities located in 33 countries, of which approximately 75% are owned directly by us and approximately 25% are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 30 years and have one or more renewal options.

Global Rigid Packaging Solutions Segment

    This segment has approximately 210 manufacturing and support facilities located in 33 countries, of which approximately 60% are owned directly by us and approximately 40% are leased from outside parties. Initial building lease terms typically provide for minimum terms in a range of two to 15 years and have one or more renewal options.

Corporate and General

    Our primary executive office is located in Zurich, Switzerland. Beginning in 2027, we expect to initiate the migration and consolidation of select corporate functions to a new U.S. headquarters in Miami, Florida, aligning resources more closely with our operating footprint. We will continue to maintain corporate offices in other regions.

Item 3. - Legal Proceedings

    Refer to Note 20, "Contingencies and Legal Proceedings," of the notes to consolidated financial statements for information about legal proceedings.

Item 4. - Mine Safety Disclosures

    Not applicable.

PART II

Item 5. - Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our ordinary shares are traded on the New York Stock Exchange (the "NYSE") under the symbol AMCR, and our CHESS Depositary Instruments ("CDIs") are traded on the Australian Securities Exchange (the "ASX") under the symbol AMC. As of June 30, 2026, there were 106,892 registered holders of record of our ordinary shares and CDIs.

Share Repurchases

    Share repurchase activity during the three months ended June 30, 2026, was as follows (in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 1 - 30, 2026	—	$—	—	$—
May 1 - 31, 2026	200	37.65	—	—
June 1 - 30, 2026	—	—	—	—
Total	200	$37.65	—

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

    The line graph below illustrates our cumulative total shareholder return on our ordinary shares as compared with the cumulative total return of our Peer Group, the S&P 500 Index, the S&P 500 Materials Index, and the ASX 200 Index for the period beginning June 30, 2021. The graph assumes $100 was invested on June 30, 2021, and that all dividends were reinvested.

	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024	June 30, 2025	June 30, 2026
Amcor plc	$100.00	$112.79	$94.54	$97.66	$96.47	$96.64
S&P 500	$100.00	$89.38	$106.90	$133.15	$153.34	$187.57
S&P 500 Materials	$100.00	$91.27	$105.07	$114.21	$116.33	$135.80
S&P/ASX 200	$100.00	$87.41	$98.35	$111.71	$126.55	$142.62
Peer Group	$100.00	$101.13	$107.34	$105.05	$107.15	$122.87

    The Peer Group consists of Ansell Limited, AptarGroup, Inc., Avery Dennison Corporation, Ball Corporation, Brambles Limited, Coles Group Limited, Conagra Brands, Inc., Crown Holdings, Inc., Danone SA, General Mills, Inc., Graphic Packaging Holding Company, Huhtamäki Oyj, International Paper Company, Johnson & Johnson, The Kraft Heinz Company, Mondelez International, Inc., Nestlé S.A., O-I Glass, Inc., Orora Limited, Packaging Corporation of America, PepsiCo, Inc., The Procter & Gamble Company, Silgan Holdings Inc., Smurfit Westrock plc, Sonoco Products Company, Treasury Wine Estates Limited, Unilever PLC, Wesfarmers Limited, and Woolworths Group Limited. Sealed Air Corporation was removed from the Peer Group because it no longer meets our methodology as it ceased to be publicly traded on April 9, 2026. Packaging Corporation of America was added as the next qualifying issuer under our peer group criteria. We believe this change continues to provide a relevant comparison for our cumulative total shareholder return.

Item 6. [Reserved]

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

The following is a discussion and analysis of changes in the results of operations for fiscal year 2026 compared to fiscal year 2025. A discussion and analysis regarding our results of operations for fiscal year 2025, compared to fiscal year 2024 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 15, 2025 and incorporated by reference.

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

Two Year Review of Results

(in millions)	2026		2025
Net sales	$23,506	100.0%	$15,009	100.0%
Cost of sales	(18,816)	(80.0)%	(12,175)	(81.1)%

Gross profit	4,690	20.0%	2,834	18.9%

Operating expenses:
Selling, general, and administrative expenses	(1,931)	(8.2)%	(1,205)	(8.0)%
Amortization of acquired intangible assets	(558)	(2.4)%	(246)	(1.6)%
Research and development expenses	(170)	(0.7)%	(120)	(0.8)%
Restructuring, transaction and integration expenses, net	(298)	(1.3)%	(307)	(2.0)%
Other income/(expenses), net	166	0.7%	53	0.4%

Operating income	1,899	8.1%	1,009	6.7%

Interest income	66	0.3%	49	0.3%
Interest expense	(676)	(2.9)%	(396)	(2.6)%
Other non-operating income/(expenses), net	(7)	—%	(12)	(0.1)%

Income before income taxes and equity in income/(loss) of affiliated companies	1,282	5.5%	650	4.3%

Income tax expense	(181)	(0.8)%	(135)	(0.9)%
Equity in income/(loss) of affiliated companies, net of tax	5	—%	3	—%

Net income	$1,106	4.7%	$518	3.5%

Net income attributable to non-controlling interests	—	—%	(7)	—%

Net income attributable to Amcor plc	$1,106	4.7%	$511	3.4%

Overview

    Amcor is the global leader in developing and producing responsible primary packaging solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enables us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons and closures that are more sustainable, functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future. Supported by a commitment to safety, in fiscal year 2026, approximately 75,000 Amcor people generated $23.5 billion in annual sales from operations that span approximately 400 locations in more than 40 countries.

    In the third quarter of fiscal year 2026, we began reporting certain flexible operations in Latin America that were previously reported in our Global Flexible Packaging Solutions reportable segment in our Global Rigid Packaging Solutions reportable segment as we have consolidated management of our flexible and rigid packaging solutions operations in Latin America under one management team and our Chief Operating Decision Maker reviews results under this new structure. Prior period amounts have been recast to conform with current period presentation.

    In May 2026, our Board of Directors approved a change in our fiscal year end from June 30 to December 31. The fiscal year end change will be effective for the period beginning July 1, 2026.

Significant Developments and Trends

Merger with Berry Global Group, Inc.

    On November 19, 2024, the Company, Aurora Spirit, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Berry Global Group, Inc., a Delaware corporation (“Berry”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provided for the merger of Merger Sub with and into Berry (the “Merger”), with Berry surviving the Merger as a wholly-owned subsidiary of Amcor. On April 30, 2025, we completed the transactions called for by the Merger Agreement to obtain all of the ownership interest in Berry for purchase consideration of $10.4 billion, not including Berry debt assumed by Amcor of approximately $5.2 billion. In connection with the closing of the Merger, we issued approximately 846 million ordinary shares to Berry shareholders (pre 1-for-5 reverse stock split), excluding shares for Berry vested share-based payment and cash settled awards at closing, and paid $2.2 billion in connection with the required extinguishment of certain Berry indebtedness using the proceeds from the cumulative issuance of $2.2 billion in long-term debt in March 2025. Refer to Part II, Item 8 - Financial Statements, Note 4, "Acquisitions and Divestitures" and Note 14, "Debt" for further information.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The Company continues to target realizing approximately $530 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings, $60 million in annual financial synergies and $60 million in pre-tax earnings benefits from growth synergies by June 30, 2028. The total Berry Plan pre-tax cash cost is estimated at $280 million, net, including restructuring activities and general integration expenses. The Berry Plan is expected to be completed by June 30, 2028.

    The Company incurred $104 million in employee related expenses, $26 million in other restructuring activities, $45 million in restructuring related expenses, and $19 million on fixed asset related items (net of gains on asset disposals), with
$88 million incurred in the Global Flexible Packaging Solutions reportable segment, $90 million incurred in the Global Rigid Packaging Solutions reportable segment, and $16 million incurred in Corporate, in fiscal year 2026. The Company also incurred $51 million in integration activities in fiscal year 2026 in both the Global Flexible Packaging Solutions segment and the Global Rigid Packaging Solutions segment and Corporate. Net cash expenditures of approximately $157 million have been incurred in fiscal year 2026 for restructuring and general integration activities, with $103 million representing payments for restructuring and related expenses. For further information, refer to Note 5, "Restructuring, Transaction, and Integration Expenses, Net," and Note 6, "Restructuring" of "Part II, Item 8, Notes to Consolidated Financial Statements.

Review of Portfolio-Related Strategic Alternatives

    In August 2025, we announced that we are reviewing strategic alternatives to maximize the value of our portfolio and have identified businesses with combined sales of $2.5 billion, which includes our North American Beverage business, for further review given they are less aligned with one or more core portfolio attributes including attractive growth and margin profile, industry structure, and scale and leadership position. Possible actions for these businesses include and are not limited to restructuring, partnership and joint venture ownership models, cash sales or a combination thereof. In fiscal year 2026, we sold four businesses identified as part of the strategic review for cash proceeds of $298 million, excluding deferred consideration. We also sold our investment in ePac for estimated proceeds of $79 million, including contingent and deferred consideration. Refer to Note 4 - "Acquisitions and Divestitures" for further information. While we continue to progress in our strategic alternatives review, we have not identified a set deadline or definitive timetable for completion of the strategic alternatives review process and related actions. Refer to the risk factor captioned "Strategic Review of Portfolio" in "Item 1A. - Risk Factors" of this Annual Report on Form 10-K for additional information.

Economic and Market Conditions

    Market dynamics have remained challenging during fiscal year 2026, reflecting softer consumer demand and customer order volatility in certain markets, and cost pressures in certain areas, including labor costs. These conditions were driven by a combination of factors, including ongoing geopolitical tensions and conflicts, volatility and changes in U.S. domestic and global tariff frameworks, and persistent inflation across many economies, all of which have adversely affected consumption and consumer demand. Rapid shifts in U.S. trade policy, together with sustained inflationary pressures in the United States, have further contributed to global market uncertainty and uneven demand across several end markets.

    During fiscal year 2026, the escalation of conflict in the Middle East disrupted global energy markets, resulting in higher energy prices beginning in the third quarter of fiscal year 2026. These increases have had an unprecedented impact on the cost of certain raw materials used in the manufacturing and transportation of our products. The evolving geopolitical situation has also contributed to disruptions in global logistic networks and heightened supply-chain risks, particularly in Asia. Continued uncertainty surrounding the conflict and fragile diplomatic efforts has contributed to ongoing volatility in energy and raw material prices and supply chain conditions. While we generally source and manufacture our products in the local markets in which they are sold and do not have operations in the Middle East, continued volatility in tariffs, energy markets, and global logistics may negatively impact customer and consumer demand, disrupt our supply chains, and further increase inflationary pressures. Such conditions may also result in higher operating costs and increased working capital requirements.

    In response to these conditions, we have remained focused on executing price and cost actions to mitigate the impact of cost inflation and on aligning our cost base with prevailing market conditions, and we expect to continue these efforts. However, these actions may not be sufficient to fully offset the effects of these macroeconomic and geopolitical factors. There is no assurance that ongoing geopolitical tensions, including tariff-related developments and other macroeconomic factors, will not negatively impact our business, financial condition, results of operations, or cash flows. Refer to the risk factor captioned "Trade Policy - Our business may be impacted by changes to trade policy, including tariff and custom regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations" in "Item 1A. - Risk Factors" of this Annual Report on Form 10-K for additional information.

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically had a functional currency of the Argentine Peso. As of June 30, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, beginning July 1, 2018, we began reporting the financial results of our Argentine subsidiaries with a functional currency of the Argentine Peso at the functional currency of the parent, which is the U.S. dollar. Following the governmental election in the second quarter of fiscal year 2024, Argentina devalued the Argentine Peso by approximately 55% against the U.S. dollar. In April 2025, the Argentine government lifted its capital controls over the Argentine peso and implemented a currency band within which the government will allow the Argentine peso to trade against the U.S. dollar which enables the Central Bank of Argentina to increase its reserves. The measures taken in April 2025 resulted in a devaluation of approximately 10%. In December 2025, the Central Bank of Argentina announced a new phase of its economic program which included changing its foreign exchange rate band mechanism and launching an active foreign exchange reserve accumulation program to strengthen the country's economy. Highly inflationary accounting resulted in a negative impact of $19 million, $16 million and $53 million in foreign currency transaction losses that were reflected in the consolidated statements of income for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. We continue to monitor the foreign currency exposure risk of our operations in Argentina, which represented less than 1% of total assets as of June 30, 2026.

Results of Operations

Consolidated Results of Operations

($ in millions, except per share data)	2026	2025
Net sales	$23,506	$15,009
Operating income	1,899	1,009
Operating income as a percentage of net sales	8.1%	6.7%

Net income attributable to Amcor plc	$1,106	$511
Diluted Earnings Per Share	$2.38	$1.60

    Net sales increased by $8,497 million, or 57%, in fiscal year 2026, compared to fiscal year 2025. Excluding the increase of sales from the Merger, net of divestments, of approximately $7,864 million, or 52%, the positive currency impacts of approximately $649 million, and the positive impacts from the pass-through of higher raw material costs of approximately $240 million, the remaining variation in net sales for fiscal year 2026 was a decrease of approximately $260 million or 2%, primarily reflecting lower sales volume.

    Net income attributable to Amcor plc increased by $595 million, or 116%, in fiscal year 2026, compared to fiscal year 2025. This is mainly due to increased gross profit of $1,856 million, increased other income, net of $113 million, increased interest income of $17 million, and lower restructuring, transaction and integration expenses, net of $9 million associated with the Merger, partially offset by higher selling, general, and administrative expenses of $726 million primarily due to the Merger, increase in amortization of acquired intangible assets of $312 million due to the Merger, increased interest expense of $280 million due primarily to Merger related financing and assumed debt, increased research and development expenses of $50 million, and higher income tax expense of $46 million.

    Diluted earnings per share ("Diluted EPS") increased by $0.78, or 49%, in fiscal year 2026, compared to fiscal year 2025, with the net income attributable to ordinary shareholders of Amcor plc increasing by 117% due to the above items and the diluted weighted-average number of shares outstanding increasing by 46% in fiscal year 2026, compared to fiscal year 2025. The increase in the diluted weighted-average number of shares outstanding was largely due to the completion of the Merger with Berry and the related share issuances.

Segment Results of Operations

Global Flexible Packaging Solutions Segment

($ in millions)	2026	2025
Net sales	$12,829	$10,066
Adjusted EBIT	1,789	1,398
Adjusted EBIT as a percentage of net sales	13.9%	13.9%

    Net sales increased by $2,763 million, or 27%, in fiscal year 2026, compared to fiscal year 2025. Excluding the increase of sales from the Merger, net of divestments, of approximately $2,240 million, or 22%, the positive currency impacts of approximately $333 million, and the positive impacts from the pass-through of higher raw material costs of approximately $240 million, the remaining variation in net sales for fiscal year 2026 was a decrease of approximately $50 million, reflecting unfavorable sales volumes of approximately 1%, partially offset by favorable price/mix impact.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $391 million, or 28% in fiscal year 2026, compared to fiscal year 2025. Excluding the positive impacts from the Merger, net of divestments, of approximately $250 million or 18%, and the positive currency impacts of approximately $34 million, the remaining variation in Adjusted EBIT for fiscal year 2026 was an increase of approximately $107 million or 8%, mainly reflecting synergy benefits from the Merger, operating cost performance and productivity benefits of approximately 12%, partially offset by lower volumes of approximately 3%, and unfavorable impacts from price/mix of approximately 1%.

Global Rigid Packaging Solutions Segment

($ in millions)	2026	2025
Net sales	$10,677	$4,943
Adjusted EBIT	1,176	435
Adjusted EBIT as a percentage of net sales	11.0%	8.8%

    Net sales increased by $5,734 million, or 116%, in fiscal year 2026, compared to fiscal year 2025. Excluding the increase of sales from the Merger, net of divestments, of approximately $5,624 million, or 114%, and the positive currency impacts of $318 million, the remaining variation in net sales for fiscal year 2026 was a decrease of $208 million, or 4%, reflecting unfavorable volumes of approximately 3% and unfavorable price/mix of approximately 1%. The pass through of movements in raw material costs had no material impact on net sales.

    Adjusted EBIT increased by $741 million, or 170%, in fiscal year 2026, compared to fiscal year 2025. Excluding the positive impacts from the Merger, net of divestments, of approximately $635 million, or 146% and the positive currency impacts of $42 million, the remaining variation in adjusted EBIT for fiscal year 2026 was an increase of $64 million, or 15%, reflecting synergy benefits from the Merger and operating cost performance of approximately 26%, partially offset by the negative effect of approximately 11% from unfavorable volumes and lower earnings in non-core businesses.

Consolidated Gross Profit

($ in millions)	2026	2025
Gross profit	$4,690	$2,834
Gross profit as a percentage of net sales	20.0%	18.9%

    Gross profit increased by $1,856 million, or 65% in fiscal year 2026, compared to fiscal year 2025. The increase was primarily driven by the Merger and synergies. Gross profit as a percentage of sales increased to 20.0% for fiscal year 2026, driven primarily by synergies and continued disciplined execution against cost and productivity initiatives.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

($ in millions)	2026	2025
SG&A expenses	$(1,931)	$(1,205)
SG&A expenses as a percentage of net sales	(8.2)%	(8.0)%

    SG&A expenses increased by $726 million, or 60%, in fiscal year 2026, compared to fiscal year 2025. The increase was primarily driven by the Merger.

Consolidated Amortization of Acquired Intangible Assets

($ in millions)	2026	2025
Amortization of acquired intangible assets	$(558)	$(246)
Amortization of acquired intangible assets as a percentage of net sales	(2.4)%	(1.6)%

    Amortization of acquired intangible assets increased by $312 million, or 127%, in fiscal year 2026, compared to fiscal year 2025. The increase was primarily driven by the additional amortization on the intangible assets acquired in the Merger.

Consolidated Research and Development Expenses

($ in millions)	2026	2025
Research and development expenses	$(170)	$(120)
Research and development expenses as a percentage of net sales	(0.7)%	(0.8)%

    Research and development expenses increased by $50 million, or 42%, in fiscal year 2026, compared to fiscal year 2025. The increase was primarily driven by the Merger.

Consolidated Restructuring, Transaction and Integration Expenses, Net

($ in millions)	2026	2025
Restructuring, transaction and integration expenses, net	$(298)	$(307)
Restructuring, transaction and integration expenses, net, as a percentage of net sales	(1.3)%	(2.0)%

    Restructuring, transaction and integration expenses, net decreased by $9 million, or 3%, in fiscal year 2026, compared to fiscal year 2025. The change was a result of a decrease in transaction costs of $137 million and accelerated merger-related compensation of $41 million, partially offset by an increase in restructuring, integration, and related expenses, net of $169 million.

Consolidated Other Income/(Expenses), net

($ in millions)	2026	2025
Other income/(expenses), net	$166	$53
Other income/(expenses), net as a percentage of net sales	0.7%	0.4%

    Other income/(expenses), net changed by $113 million, in fiscal year 2026, compared to fiscal year 2025. The change was primarily driven by the cumulative gain on sale of businesses during the fourth quarter of fiscal year 2026 of $56 million.

Consolidated Interest Income

($ in millions)	2026	2025
Interest income	$66	$49
Interest income as a percentage of net sales	0.3%	0.3%

    Interest income increased by $17 million, or 35%, in fiscal year 2026, compared to fiscal year 2025, driven by the Merger.

Consolidated Interest Expense

($ in millions)	2026	2025
Interest expense	$(676)	$(396)
Interest expense as a percentage of net sales	(2.9)%	(2.6)%

    Interest expense increased by $280 million, or 71%, in fiscal year 2026, compared to fiscal year 2025, primarily driven by the additional debt issued and assumed in the Merger.

Consolidated Income Tax Expense

($ in millions)	2026	2025
Income tax expense	$(181)	$(135)
Effective tax rate	14.1%	20.8%

    Income tax expense increased by $46 million, or 34%, in fiscal year 2026, compared to fiscal year 2025, primarily due to higher earnings driven by the Merger. The lower effective tax rate for fiscal year 2026 versus fiscal year 2025 is largely attributable to favorable return-to-provision adjustments recorded as current year discrete items identified upon completion of prior year income tax returns, movements in deferred tax positions including releases of valuation allowances, and changes in unrecognized tax benefits which are partially offset by non-deductible expenses related to the Merger.

Presentation of Non-GAAP Information

    This Annual Report on Form 10-K refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures adjust for factors that are unusual or unpredictable. These measures exclude the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain regulatory and litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including financing-related, transaction, and integration expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of contingent acquisition payments and economic hedging instruments on commercial paper, executive transition costs, and impacts related to the Russia-Ukraine conflict. Note that while amortization of acquired intangible assets is excluded from non-GAAP adjusted financial measures, the revenue of the acquired entities and all other expenses unless otherwise stated, are reflected in Adjusted EBIT and adjusted net income and the acquired assets contribute to revenue generation.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT and adjusted net income for fiscal years 2026, 2025, and 2024 is as follows:

	Years ended June 30,
($ in millions)	2026	2025	2024
Net income attributable to Amcor plc, as reported	$1,106	$511	$730
Add: Net income attributable to non-controlling interests	—	7	10
Net income	1,106	518	740
Add: Income tax expense	181	135	163
Add: Interest expense	676	396	348
Less: Interest income	(66)	(49)	(38)
EBIT	1,897	1,000	1,213
Add: Amortization of acquired intangible assets from business combinations (1)	558	246	167
Add: Impact of hyperinflation (2)	19	16	53
Add: Transaction costs (3)	32	169	—
Add: Restructuring, integration and related expenses, net (4)	266	97	97
Add: Executive transition costs (5)	15	—	8
Add/(Less): Inventory step-up amortization (6)	(6)	133	—
Add: Accelerated merger-related compensation (7)	—	41	—
Add: Portfolio review expenses (8)	22	—	—
Add: Other (9)	10	21	22
Adjusted EBIT	2,813	1,723	1,560
Less: Interest expense	(676)	(396)	(348)
Add: Adjustments to interest expense (10)	29	15	—
Less: Income tax expense	(181)	(135)	(163)
Less: Adjustments to income tax expense (11)	(188)	(113)	(62)
Add: Interest income	66	49	38
Less: Net income attributable to non-controlling interests	—	(7)	(10)
Adjusted net income	$1,863	$1,136	$1,015

(1)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(3)Transaction costs includes incremental costs related to the Merger and other strategic activities. Refer to Note 5, "Restructuring, Transaction, and Integration Expenses, Net".
(4)Restructuring, integration and related activities, net in fiscal year 2026 primarily includes costs incurred in connection with the Berry Plan. Fiscal year 2025 primarily includes costs incurred in connection with the 2023 Restructuring Plan and the Berry Plan. Fiscal year 2024 primarily includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6, "Restructuring," for further information.
(5)Executive transition costs in fiscal year 2026 reflect accelerated compensation, including share-based compensation, granted to the Company's former executives, and other transition related expenses. Fiscal year 2024 includes expenses incurred in connection with the retirement Chief Executive Officer who retired from that role in April 2024, and other transition related expenses.
(6)Inventory step-up amortization relates to additional amortization incurred on inventories in connection with the Merger.
(7)Accelerated merger-related compensation includes accelerated share-based compensation expense and severance incurred in connection with the Merger.
(8)Portfolio review expenses includes impairment and other incremental expenses incurred in connection with the strategic review of the Company's portfolio alternatives.
(9) Other in fiscal year 2026 includes various expense and income items, primarily relating to pension settlements and related excise taxes of $26 million, professional fees of $12 million, legal related fees of $12 million and other individually immaterial expense items, partially offset by an aggregate pre-tax gain on sale of certain businesses of $56 million (refer to Note 4, "Acquisitions and Divestitures"). Fiscal year 2025 includes various expense and income items primarily relating to pension settlements of $12 million and other minor items primarily including litigation fees and a loss on disposal of a non-core business. These expenses were partially offset by a pre-tax gain on the disposal of Bericap of $15 million (refer to Note 4, "Acquisitions and Divestitures"). Fiscal year 2024 includes fair value losses of $16 million on economic hedges, retroactive foil duties, certain litigation reserve adjustments, and pension settlements, partially offset by changes in contingent purchase consideration.
(10)Adjustments to interest expense for fiscal year 2026 and 2025 includes non-cash amortization of the fair value adjustment to short term debt acquired in connection with the Merger. Refer to Note 4, "Acquisitions and Divestitures".
(11)Net tax impact on items (1) through (10) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt at June 30, 2026 and 2025 is as follows:

($ in millions)	June 30, 2026	June 30, 2025
Current portion of long-term debt	$15	$141
Short-term debt	135	116
Long-term debt, less current portion	13,862	13,841
Total debt	14,012	14,098
Less cash and cash equivalents	(1,115)	(827)
Net debt	$12,897	$13,271

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

Notes Guaranteed by the Obligor Group companies (as defined below):

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
•$400 million, 1.650% First Priority Senior Secured Notes due 2027 of Berry Global, Inc. (1)
•$500 million, 5.500% First Priority Senior Secured Notes due 2028 of Berry Global, Inc. (1)
•$800 million, 5.800% First Priority Senior Secured Notes due 2031 of Berry Global, Inc. (1)
•$800 million, 5.650% First Priority Senior Secured Notes due 2034 of Berry Global, Inc. (1)

(1)On April 30, 2025, in connection with the consummation of the Merger and Amcor plc’s consent solicitations from the holders of the 1.650% First Priority Senior Secured Notes due 2027, 5.500% First Priority Senior Secured Notes due 2028, 5.800% First Priority Senior Secured Notes due 2031, and 5.650% First Priority Senior Secured Notes due 2034 issued by Berry ("Consent Solicitation Notes"), Amcor plc provided a guarantee of each series of Consent Solicitation Notes and, as a result, among other things, the liens on all of the collateral of Berry granted to secure each such series of Consent Solicitation Notes were released.

The below table summarizes the composition of the Obligor Group:

Entity	Incorporated in
Amcor Plc (ultimate parent entity)	Jersey
Subsidiary guarantors:
Amcor Flexibles North America	Missouri, USA
Amcor UK	United Kingdom
AIUK	United Kingdom
AFUI	Delaware, USA
AGF	United Kingdom
Berry Global	Delaware, USA

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

    Set forth below is the summarized financial information of the Obligor Group:

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

Statement of Income for Obligor Group
($ in millions)

For the year ended June 30, 2026	Obligor Group
Net sales - external	$1,804
Net sales - to subsidiaries outside the Obligor Group	11
Total net sales	$1,815

Gross profit	390

Net loss (1)	$(5,504)

Net income attributable to non-controlling interests	—

Net loss attributable to Obligor Group	$(5,504)
(1) Includes a loss relating to an internal restructuring.

Balance Sheet for Obligor Group
($ in millions)

As of June 30, 2026	Obligor Group
Assets
Current assets - external	$3,886
Current assets - due from subsidiaries outside the Obligor Group	272
Total current assets	4,158
Non-current assets - external	3,196
Non-current assets - due from subsidiaries outside the Obligor Group	14,886
Total non-current assets	18,082
Total assets	$22,240
Liabilities
Current liabilities - external	$6,661
Current liabilities - due to subsidiaries outside the Obligor Group	68
Total current liabilities	6,729
Non-current liabilities - external	14,821
Non-current liabilities - due to subsidiaries outside the Obligor Group (1)	9,277
Total non-current liabilities	24,098
Total liabilities	$30,827

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

Overview

	Year Ended June 30,
($ in millions)	2026	2025
Net cash provided by operating activities	$2,151	$1,390
Net cash used in investing activities	(524)	(2,102)
Net cash (used in)/provided by financing activities	(1,343)	910

Cash Flow Overview

    Net Cash Provided by Operating Activities

    Net cash provided by operating activities increased by $761 million in fiscal year 2026, compared to fiscal year 2025. The change is primarily driven by higher net income, adjusted for non-cash items, partially offset by higher working capital outflows in the current period.

    Net Cash Used in Investing Activities

    Net cash used in investing activities decreased by $1,578 million in fiscal year 2026, compared to fiscal year 2025. The change is primarily driven by higher cash outflows from purchases of property, plant, and equipment, offset by proceeds received from the sale of businesses during the current period and lower cash outflows related to the Merger during the prior period.

    Net Cash Provided by/(Used in) Financing Activities

    Net cash provided by/(used in) financing activities changed by $2,253 million in fiscal year 2026, compared to fiscal year 2025. The change is primarily driven by higher net debt issuances in the prior period and higher dividend payments in the current period.

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

    On January 15, 2026, the Company completed the redemption of its 1.57% First Priority Senior Secured Notes with an aggregate principal amount of $1,525 million.

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

    On April 15, 2026, the Company completed the early redemption of its 4.875% First Priority Senior Secured Notes with an aggregate principal amount of $750 million, originally scheduled to mature in July 2026. The Company incurred approximately $9 million of interest payments related to the early redemption of debt in the fourth quarter of fiscal year 2026.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness incurred outside the guarantor group as well as the secured indebtedness we can incur to an aggregate of 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facility require us to maintain a leverage ratio not higher than 3.9 times, stepping up to 4.25 times for the twelve consecutive calendar months following the consummation of an acquisition with aggregate consideration in excess of $375 million. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of June 30, 2026, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of June 30, 2026, and June 30, 2025 was $12.9 billion and $13.3 billion, respectively.

Debt Facilities and Refinancing

    As of June 30, 2026, the revolving senior bank debt facility had an aggregate limit of $3.75 billion, of which $1.29 billion had been drawn, resulting in an undrawn credit facility available of $2.46 billion. Our senior facility is available to fund working capital, growth capital expenditures, and refinancing obligations. Subject to certain conditions, we can request the total commitment level to be increased by up to $1.0 billion. For further information, refer to Note 14, "Debt" of the notes to consolidated financial statements.

Dividend Payments

    In fiscal years 2026, 2025, and 2024, we paid $1,195 million, $845 million, and $722 million, respectively, in dividends. The dividend per share, adjusted for the Reverse Split, has increased in each of the years.

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

Share Repurchases

    During fiscal year 2026, the Company did not maintain a share repurchase program.

    We had cash outflows of $29 million, $47 million, and $48 million for the purchase of our shares in the open market during fiscal years 2026, 2025, and 2024, respectively, as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of June 30, 2026, 2025, and 2024, we held treasury shares at a cost of $16 million, $6 million, and $11 million, representing 0.4 million, 0.1 million, and 0.2 million shares, respectively.

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
•Capital expenditures: As of June 30, 2026, we have $216 million in committed capital expenditures for fiscal year ending June 30, 2027.
•Other purchase obligations: Amcor has other purchase obligations, including commitments to purchase a specified minimum amount of goods, inclusive of raw materials, utilities, and other. These obligations are legally binding and non-cancellable. Where we are unable to determine the periods in which these obligations could be payable under these contracts, we present the cash requirement in the earliest period in which the minimum obligation could be payable. The estimated future cash outlays are approximately $1.2 billion, $260 million, $190 million, $80 million, and $10 million in years ending June 30, 2027, 2028, 2029, 2030, and 2031, respectively.

Off-Balance Sheet Arrangements

    Other than as described under "Material Cash Requirements", we had no significant off-balance sheet contractual obligations or other commitments as of June 30, 2026.

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
•maintaining a credit investment grade rating with reputable independent rating agencies;
•managing credit risk related to financial assets;
•monitoring the duration of long-term debt;
•only investing surplus cash with major financial institutions or well diversified money market funds; and
•to the extent practicable, spreading the maturity dates of long-term debt facilities.

    As of June 30, 2026, and 2025, an aggregate principal amount of $1.29 billion and $1.70 billion, respectively, was drawn under commercial paper programs. However, such programs are backstopped by committed bank syndicated loan facilities maturing in March 2030, with options to extend, under which we had $2.46 billion in unused capacity remaining as of June 30, 2026.

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

    We believe the following are critical accounting estimates used in the preparation of our consolidated financial statements. The critical accounting estimates discussed below should be read together with our significant accounting policies in Note 2, “Significant Accounting Policies,” of the notes to consolidated financial statements.

Business Combinations

    We record business combinations resulting in the consolidation of an enterprise using the acquisition method of accounting. We recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of the consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions, especially with respect to intangible assets.

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

Pensions

    The majority of our principal defined benefit plans are closed to new entrants. The accounting for defined benefit pension plans requires us to recognize the overfunded or underfunded status of the pension plans on our balance sheet. A significant portion of our pension amounts relates to our defined benefit plans in the United States, Switzerland, United Kingdom, and Germany. The net periodic pension cost recorded in fiscal year 2026 was $31 million, compared to net periodic pension cost of $32 million in fiscal year 2025 and $12 million in fiscal year 2024. We expect our net periodic pension cost before the effect of income taxes for the next twelve months to be approximately $15 million.

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

    We review annually the discount rates used to calculate the present value of pension plan liabilities. The discount rates used at each measurement date are determined based on a high-quality corporate bond yield curve, derived based on bond universe information sourced from reputable third-party indexes, data providers, and rating agencies. In countries where there is not a deep market for corporate bonds, we generally use a government bond approach to set the discount rate. Additionally, the expected long-term rates of return on plan assets are derived for each benefit plan by considering the expected future long-term return assumption for each individual asset class. A single long-term return assumption is then derived for each plan based on the plan's target asset allocation.

Pension Assumptions Sensitivity Analysis

    The following chart depicts the sensitivity of estimated pension expense for the next twelve months to incremental changes in the weighted-average discount rate and expected long-term rate of return on assets.

Discount Rate	Total Increase/(Decrease) to Net Periodic Pension Cost from Current Assumption	Rate of Return on Plan Assets	Total Increase/ (Decrease) to Net Periodic Pension Cost from Current Assumption
	(in $ millions)		(in $ millions)
+25 basis points	(1)	+25 basis points	(4)
4.64 percent (current assumption)	—	5.65 percent (current assumption)	—
-25 basis points	1	-25 basis points	4

Goodwill and Other Intangible Assets

    Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired, including intangible assets. Goodwill is not amortized but is instead tested for impairment annually as of April 1 of each fiscal year, or when events and circumstances indicate an impairment may have occurred. Our reporting units each contain goodwill that is assessed for potential impairment. All goodwill is assigned to a reporting unit, which we have defined as an operating segment, based on the relative fair value of the reporting unit at the time of each acquisition. At June 30, 2026, we have two reporting units which are our reportable segments, Global Flexible Packaging Solutions and Global Rigid Packaging Solutions.

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

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

Overview

    Our activities expose us to a variety of market risks and financial risks. Our overall risk management program seeks to minimize potential adverse effects of these risks on Amcor's financial performance. From time to time, we enter into various derivative financial instruments, such as foreign exchange contracts, commodity fixed price swaps (on behalf of customers), cross-currency swaps, and interest rate swaps to manage these risks. Our hedging activities are conducted on a centralized basis through standard operating procedures and delegated authorities, which provide guidelines for control, counterparty risk, and ongoing reporting. These derivative instruments are designed to reduce the economic risk associated with movements in foreign exchange rates, raw material prices, and to fixed and variable interest rates, but may not have been designated or qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility. However, we do not trade in derivative financial instruments for speculative purposes. In addition, we may enter into loan agreements in currencies other than the respective legal entity's functional currency to economically hedge foreign exchange risk in net investments in our non-U.S. subsidiaries, which do not qualify for hedge accounting under U.S. GAAP and hence may increase income statement volatility.

    There have been no material changes in the risks described below, other than increased inflation and market volatility attributed to a variety of factors, including the Middle East conflict, in the last three fiscal years.

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

    A hypothetical but reasonably possible increase of 1% in the floating rate on the relevant interest rate yield curve applicable to both derivative and non-derivative instruments denominated in U.S. dollars and Euros, the currencies with the largest interest rate sensitivity, outstanding as of June 30, 2026, would have resulted in an adverse impact on income before income taxes and equity in income/(loss) of affiliated companies of $20 million expense for the fiscal year ended June 30, 2026.

Foreign Exchange Risk

    We operate in over 40 countries across the world and, as a result, we are exposed to movements in foreign currency exchange rates.

    For the year ended June 30, 2026, a hypothetical but reasonably possible adverse change of 1% in the underlying average foreign currency exchange rate for the Euro would have resulted in an adverse impact on our net sales of $49 million.

    Economic and political events in Argentina expose us to heightened levels of foreign currency exchange risks. Although our functional currency in Argentina is the U.S. dollar, we have net assets and transactions in Argentina that are denominated in pesos. In fiscal year 2024, the new Argentine government devalued the Argentine peso by approximately 55% against the U.S. dollar which was the primary factor in our recognition of a $53 million loss on monetary balances in this fiscal year. In April 2025, the Argentine government lifted its capital controls over the Argentine peso to trade against the U.S. dollar which enables the Central Bank of Argentina to increase its reserves. The measures taken in April 2025 resulted in a devaluation of approximately 10% and have helped to reduce inflation in Argentina. In December 2025, the Central Bank of Argentina announced a new phase of its economic program which included changing its foreign exchange rate band mechanism and launching an active foreign exchange reserve accumulation program to strengthen the country's economy. As of June 30, 2026, a hypothetical but reasonably possible 10% devaluation of the Argentine peso against the U.S. dollar would have resulted in an adverse impact on our Argentine peso monetary assets of approximately $6 million. Our operations in Argentina represented approximately 1% of our consolidated net sales and annual adjusted earnings before interest and tax in fiscal year 2026.

    During both fiscal years 2026 and 2025, 51% of our net sales, respectively, were effectively generated in U.S. dollar functional currency entities. During fiscal year 2026 and 2025, 21% and 18%, respectively, of our net sales were generated in Euro functional currency entities with the remaining 28% and 31% of net sales, respectively, being generated in entities with functional currencies other than U.S. dollars and Euros. The impact of translating Euro and other non-U.S. dollar net sales and operating expenses into U.S. dollar for reporting purposes will vary depending on the movement of those currencies from period to period.

Raw Material and Commodity Price Risk

    The primary raw materials for our products are polymer resins and films, paper, paperboard, inks, solvents, adhesives and aluminum. We have market risk primarily in connection with the pricing of our products and are exposed to commodity price risk from a number of commodities and other raw materials and energy price risk.

    An increase in prices of our primary raw materials may result in a temporary or permanent reduction in income before income taxes and equity in income/(loss) of affiliated companies depending on the level of recovery by material type. The level of recovery depends both on the type of material and the market in which we operate. Across our business, we have a number of contractual provisions that allow for pass through of raw material price fluctuations to customers within predefined periods.

    A hypothetical but reasonably possible 1% increase on average prices for polymer resins and films, inks, solvents, adhesives, aluminum, paperboard and paper, not passed on to the customer by way of a price adjustment, would have resulted in an increase in cost of sales and hence an adverse impact on income before income taxes and equity in income/(loss) of affiliated companies of approximately $85 million for fiscal year 2026 before any contractual pass-through to selling price.

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

    We manage our credit risk from balances with financial institutions through our counterparty risk policy, which provides guidelines on setting limits to minimize the concentration of risks and therefore mitigating financial loss through potential counterparty failure and on dealing and settlement procedures. The investment of surplus funds is made only with approved counterparties and within credit limits assigned to each specific counterparty. Financial derivative instruments can only be entered into with high credit quality approved financial institutions. As of June 30, 2026, and 2025, we did not have a significant concentration of credit risk in relation to derivatives entered into in accordance with our hedging and risk management activities.

Item 8. - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Amcor plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amcor plc and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended June 30, 2026 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Global Rigid Packaging Solutions Reporting Unit

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s goodwill balance was $12,075 million as of June 30, 2026, of which $6,056 million was associated with the Global Rigid Packaging Solutions reporting unit. Management conducts an impairment test as of April 1 of each fiscal year or whenever events and circumstances indicate an impairment may have occurred during the financial year. Management’s quantitative assessment utilizes discounted cash flow models to determine the fair value of the reporting unit. As disclosed by management, if the carrying value of a reporting unit exceeds its fair value, management would recognize an impairment loss equal to the difference between the carrying value and the estimated fair value of the reporting unit, adjusted for any tax benefits, limited to the amount of the carrying value of goodwill. Management’s projected future cash flows for the Global Rigid Packaging Solutions reporting unit included key assumptions relating to the discount rate, market multiple and revenue growth.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Global Rigid Packaging Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Global Rigid Packaging Solutions reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, market multiple, and revenue growth; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Global Rigid Packaging Solutions reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow models used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate, market multiple and revenue growth. Evaluating management’s assumptions related to the discount rate, market multiple and revenue growth involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Global Rigid Packaging Solutions reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models, (ii) the reasonableness of the discount rate assumption, and (iii) the appropriateness of the comparative companies as well as the market multiple considered.

/s/ PricewaterhouseCoopers AG
Zurich, Switzerland
August 14, 2026

We have served as the Company's auditor since 2019.

Amcor plc and Subsidiaries
Consolidated Statements of Income
($ in millions, except per share data)

For the years ended June 30,	2026	2025	2024
Net sales	$23,506	$15,009	$13,640
Cost of sales	(18,816)	(12,175)	(10,928)

Gross profit	4,690	2,834	2,712

Selling, general, and administrative expenses	(1,931)	(1,205)	(1,093)
Amortization of acquired intangible assets	(558)	(246)	(167)
Research and development expenses	(170)	(120)	(106)
Restructuring, transaction and integration expenses, net	(298)	(307)	(97)
Other income/(expenses), net	166	53	(35)

Operating income	1,899	1,009	1,214

Interest income	66	49	38
Interest expense	(676)	(396)	(348)
Other non-operating income/(expenses), net	(7)	(12)	3

Income before income taxes and equity in income/(loss) of affiliated companies	1,282	650	907

Income tax expense	(181)	(135)	(163)
Equity in income/(loss) of affiliated companies, net of tax	5	3	(4)

Net income	$1,106	$518	$740

Net income attributable to non-controlling interests	—	(7)	(10)

Net income attributable to Amcor plc	$1,106	$511	$730

Basic earnings per share	$2.39	$1.60	$2.53
Diluted earnings per share	$2.38	$1.60	$2.52
All prior periods presented have been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 2, "Significant Accounting Policies" for further information. See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in millions)

For the years ended June 30,	2026	2025	2024
Net income	$1,106	$518	$740
Other comprehensive income/(loss):
Net gains on cash flow hedges, net of tax (a)	5	2	5
Foreign currency translation adjustments, net of tax (b)	64	21	(108)
Net investment hedge of foreign operations, net of tax (c)	60	(60)	—
Excluded components of fair value hedges	4	(8)	(10)
Pension, net of tax (d)	(1)	2	(45)
Other comprehensive income/(loss)	132	(43)	(158)
Total comprehensive income	1,238	475	582
Comprehensive income attributable to non-controlling interests	—	(7)	(10)
Comprehensive income attributable to Amcor plc	$1,238	$468	$572

(a) Tax expense related to cash flow hedges	$(1)	$—	$(1)
(b) Tax benefit/(expense) related to foreign currency translation adjustments	3	(5)	—
(c) Tax benefit/(expense) related to net investment hedge of foreign operations	(8)	20	—
(d) Tax benefit/(expense) related to pension adjustments	$2	$(1)	$12
See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Balance Sheets
($ in millions, except share and per share data)

As of June 30,	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,115	$827
Trade receivables, net of allowance for credit losses of $48 and $34, respectively	3,639	3,426
Inventories, net
Raw materials and supplies	1,531	1,394
Work in process and finished goods	2,141	2,077
Prepaid expenses and other current assets	900	710
Total current assets	9,326	8,434
Non-current assets:
Property, plant, and equipment, net	7,409	8,202
Operating lease assets	1,039	1,116
Deferred tax assets	199	218
Other intangible assets, net	6,588	7,403
Goodwill	12,075	11,276
Employee benefit assets	57	60
Other non-current assets	402	357
Total non-current assets	27,769	28,632
Total assets	$37,095	$37,066
Liabilities
Current liabilities:
Current portion of long-term debt	$15	$141
Short-term debt	135	116
Trade payables	4,021	3,490
Accrued employee costs	694	619
Other current liabilities	2,570	2,621
Total current liabilities	7,435	6,987
Non-current liabilities:
Long-term debt, less current portion	13,862	13,841
Operating lease liabilities	852	910
Deferred tax liabilities	2,080	2,482
Employee benefit obligations	309	352
Other non-current liabilities	756	754
Total non-current liabilities	17,859	18,339
Total liabilities	$25,294	$25,326

Commitments and contingencies (See Note 20)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.05 par value):
Authorized (1,800 million shares)
Issued (462.3 and 461.1 million shares, respectively)	$23	$23
Additional paid-in capital	12,255	12,226
Retained earnings	459	548
Accumulated other comprehensive loss	(931)	(1,063)
Treasury shares (0.4 and 0.1 million shares, respectively)	(16)	(6)
Total Amcor plc shareholders' equity	11,790	11,728
Non-controlling interests	11	12
Total shareholders' equity	11,801	11,740
Total liabilities and shareholders' equity	$37,095	$37,066
All prior periods presented have been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 2, "Significant Accounting Policies" for further information. See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

For the years ended June 30,	2026	2025	2024
Cash flows from operating activities:
Net income	$1,106	$518	$740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and impairment	1,479	722	595
Net periodic benefit cost	31	32	12
Amortization of debt discount and deferred financing costs	48	36	10
Net gain on disposal of property, plant, and equipment	(49)	(7)	(11)
Net gain on disposal of businesses and investments	(54)	(8)	—
Equity in (income)/loss of affiliated companies	(5)	(3)	4
Net foreign exchange loss	5	9	27
Share-based compensation	83	74	32
Inventory step-up amortization	(6)	133	—
Other, net	(146)	60	(37)
Loss from highly inflationary accounting for Argentine subsidiaries	28	27	106
Deferred income taxes, net	(96)	(125)	(37)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency:
Trade receivables	(323)	(228)	(43)
Inventories	(329)	—	95
Prepaid expenses and other current assets	(51)	(57)	(5)
Trade payables	570	220	(43)
Other current liabilities	16	15	(74)
Accrued employee costs	3	47	8
Employee benefit obligations	(78)	(47)	(39)
Other, net	(81)	(28)	(19)
Net cash provided by operating activities	2,151	1,390	1,321
Cash flows from investing activities:
Investments in affiliated companies and other	—	—	(3)
Business acquisitions	(17)	(1,653)	(20)
Purchase of property, plant, and equipment, and other intangible assets	(922)	(580)	(492)
Proceeds from divestitures, net of cash divested	272	113	—
Proceeds from sale of affiliated companies and other investments	70	—	—
Proceeds from sales of property, plant, and equipment, and other intangible assets	73	18	39
Net cash used in investing activities	(524)	(2,102)	(476)
Cash flows from financing activities:
Proceeds from exercise of options	6	15	—
Purchase of treasury shares and tax withholdings for share-based incentive plans	(71)	(122)	(51)
Purchase of non-controlling interest	(1)	(2)	—
Proceeds from issuance of long-term debt	3,214	2,181	1,024
Repayment of long-term debt	(2,893)	(506)	(16)
Financing-related transaction fees	—	(11)	—
Net borrowing/(repayment) of commercial paper	(389)	228	(1,041)
Net borrowing/(repayment) of short-term debt	3	(16)	(10)
Repayment of lease liabilities	(16)	(12)	(11)
Share buyback/cancellations	(1)	—	(30)
Dividends paid	(1,195)	(845)	(722)
Net cash (used in)/provided by financing activities	(1,343)	910	(857)

Effect of exchange rates on cash and cash equivalents	4	41	(89)

Net increase/(decrease) in cash and cash equivalents	288	239	(101)
Cash and cash equivalents balance at beginning of the fiscal year	827	588	689

Cash and cash equivalents balance at end of the fiscal year	$1,115	$827	$588
See accompanying notes to consolidated financial statements, including Note 23, "Supplemental Cash Flow Information".

Amcor plc and Subsidiaries
Consolidated Statements of Equity
($ in millions, except per share data)

	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of June 30, 2023	$14	$4,021	$865	$(862)	$(12)	$64	$4,090

Net income			730			10	740
Other comprehensive loss				(158)		—	(158)
Share buyback/cancellations	—	(30)					(30)
Dividends declared ($2.4875 per share)			(716)			(6)	(722)
Shares vested, and related tax withholdings		(52)			49		(3)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		48					48
Purchase of treasury shares					(48)		(48)
Share-based compensation expense		32					32
Change in non-controlling interests			—			4	4
Balance as of June 30, 2024	14	4,019	879	(1,020)	(11)	72	3,953

Net income			511			7	518
Other comprehensive loss				(43)		—	(43)
Dividends declared ($2.5375 per share)			(842)			(3)	(845)
Options exercised and shares vested, and related tax withholdings		(112)			52		(60)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		47					47
Purchase of treasury shares					(47)		(47)
Share-based compensation expense		74					74
Change in non-controlling interests						(69)	(69)
Acquisition of Berry Global Group, Inc.	9	8,198				5	8,212
Balance as of June 30, 2025	23	12,226	548	(1,063)	(6)	12	11,740

Net income			1,106			—	1,106
Other comprehensive income				132		—	132
Share buyback/cancellations	—	(1)					(1)
Issuance of shares for share-based awards		56			(56)		—
Dividends declared ($2.5875 per share)			(1,195)			—	(1,195)
Options exercised and shares vested, and related tax withholdings		(111)			75		(36)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		2					2
Purchase of treasury shares					(29)		(29)
Share-based compensation expense		83					83
Change in non-controlling interests						(1)	(1)
Balance as of June 30, 2026	$23	$12,255	$459	$(931)	$(16)	$11	$11,801
All prior periods presented have been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 2, "Significant Accounting Policies" for further information. See accompanying notes to consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Business Description

    Amcor plc ("Amcor" or the "Company") is a public limited company incorporated under the Laws of the Bailiwick of Jersey. The Company's history dates back more than 150 years, with origins in both Australia and the United States of America. On April 30, 2025, the Company completed its acquisition (the "Merger") of Berry Global Group, Inc ("Berry"). The combination of Amcor and Berry has created a global packaging leader that employs approximately 75,000 individuals and has approximately 400 manufacturing facilities in more than 40 countries. See Note 4, "Acquisitions and Divestitures" for more information on the Berry acquisition.

    Today, we are the global leader in developing and producing primary responsible consumer packaging and dispensing solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enables us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons and closures that are more sustainable, functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future.

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

Change in Fiscal Year

    Historically, the Company reported on a fiscal year basis starting July 1 and ending June 30. Effective July 1, 2026, the Company will transition the fiscal year-end from June 30 to December 31. The Company plans to report its financial results for the six-month transition period of July 1, 2026 through December 31, 2026, on a Transition Report on Form 10-K/T and to thereafter file an Annual Report on Form 10-K for the first full calendar fiscal year ending on December 31, 2027. Prior to filing the transition report, the Company will file its Quarterly Report on Form 10-Q for the quarter ending September 30, 2026. In these consolidated financial statements, the fiscal years ended on June 30, 2026, 2025 and 2024 are referred to as "fiscal year 2026", "fiscal year 2025" and "fiscal year 2024", respectively.

Reverse Stock Split

    On January 14, 2026, the Company filed an amendment to its memorandum of association to effect a 1-for-5 reverse stock split (the "Reverse Split"). The Reverse Split became effective on January 14, 2026. In connection with the Reverse Split, the par value of the Company's ordinary shares was increased to $0.05 and the Company's number of ordinary shares authorized was reduced to 1,800 million ordinary shares. Any resulting fractional shares were settled in cash. All share and per share amounts for all prior periods presented in the accompanying consolidated financial statements and applicable disclosures have been adjusted retroactively to reflect the Reverse Split, unless otherwise indicated.

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

Held for Sale and Discontinued Operations: The Company classifies assets and liabilities (the "disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management's commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. Fair value is determined based on management’s assessment of indicative bids, a market multiples model in which a market multiple is applied to forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), discounted cash flows, appraised values, or management's estimates, depending on the specific situation. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. If the disposal group meets the definition of a business, the goodwill within the reporting unit is allocated to the disposal group based on its relative fair value. The Company assesses the fair value of a disposal group, less any disposal cost, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held for sale are not amortized or depreciated.

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

Translation of Foreign Currencies: The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries is generally the local currency of each entity. Transactions in currencies other than the functional currency of the entity are recorded at the exchange rates prevailing at the transaction date. Monetary assets and liabilities in currencies other than the entity’s functional currency are remeasured at the exchange rates as of the balance sheet date to the entity’s functional currency. Foreign currency transaction gains and losses are recorded in other income/(expenses), net in the consolidated statements of income. These foreign currency transaction net gains or net losses, not including losses on monetary balances in Argentina, amounted to a net loss of $1 million, $6 million, and $10 million during the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

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

Highly Inflationary Accounting: A highly inflationary economy is defined as an economy with a cumulative inflation rate of approximately 100 percent or more over a three-year period. As of July 1, 2018, the Argentine economy was designated as highly inflationary for accounting purposes. Accordingly, the U.S. dollar replaced the Argentine peso as the functional currency for the Company's subsidiaries in Argentina. The impact of highly inflationary accounting on monetary balances was a loss of $19 million, $16 million, and $53 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively, in the consolidated statements of income.

Segment Reporting: Effective January 1, 2026, certain of the Company’s flexible operations in Latin America previously included in the Global Flexible Packaging Solutions reportable segment are now reflected in the Global Rigid Packaging Solutions reportable segment as the Company consolidated management of these flexible and rigid packaging operations under one management team and the Company's Chief Operating Decision Maker is now reviewing results under this new structure. Prior period amounts have been recast to conform with current period presentation. Refer to Note 21, "Segments" for information on the Company's reportable segments.

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

Cash, Cash Equivalents, and Restricted Cash: The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents include demand deposits that can be readily liquidated without penalty at the Company’s option. Cash equivalents are carried at cost which approximates fair market value. The Company had restricted cash of $14 million as of June 30, 2026. The amount of restricted cash as of June 30, 2025 was immaterial.

Trade Receivables, net of allowance for credit losses ("Trade accounts receivable, net"): Trade accounts receivable, net, are stated at the amount the Company expects to collect, which is net of an allowance for sales returns and the estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is estimated based on the current expected credit loss model and it incorporates information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When determining the collectability of specific customer accounts, several factors are evaluated, including customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for credit losses. Changes in allowance for doubtful accounts were not material for fiscal years ended June 30, 2026, 2025, and 2024.

    The Company enters into customer-based supply-chain financing programs from time to time to sell trade receivables to third-party financial institutions. Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Company, are reflected as a reduction of trade receivables, net on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows. Agreements that allow the Company to maintain effective control over the transferred receivables and which do not qualify as a true sale are accounted for as secured borrowings and recorded on the consolidated balance sheets within trade receivables, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of income primarily as a reduction of net sales. The Company did not factor any material trade receivables in fiscal years 2026 and 2025 which did not qualify as true sales of the receivables.

Inventories, net: Inventories are stated at the lower of cost and net realizable value. The cost of inventories is based upon the first-in, first-out method or average cost method. Costs related to inventories include raw materials, direct labor, and manufacturing overhead.

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

Leasehold land	Over lease term
Land improvements	Up to 30 years
Buildings	Up to 50 years
Machinery and equipment	Up to 25 years
Finance leases	Lease term or up to 25 years

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

    Impairments, including the effect of accelerated depreciation, of long-lived assets recognized in the consolidated statements of income were as follows:

	Years ended June 30,
($ in millions)	2026	2025	2024
Other income/(expenses), net	$6	$—	$—
Restructuring, transaction and integration expenses, net	53	8	12
Total impairment losses recognized in the consolidated statements of income	$59	$8	$12

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

    The Company accounts for lease and non-lease components as a single lease component for all asset classes. For certain equipment leases, the Company applies a portfolio approach in measuring and recognizing the associated operating lease ROU assets and lease liabilities.

    Certain leases require variable payments that are dependent on usage, output, or other factors. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU lease asset and lease liability and recognized as an expense in the period in which the obligation for the payments occurs.

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

    When performing the required impairment tests, the Company has the option to first assess qualitative factors to determine if a quantitative assessment for goodwill impairment is necessary. If the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative assessment. The Company's quantitative assessment utilizes discounted cash flow models to determine the fair value of the reporting units. Deriving fair value using discounted cash flows requires judgment and is sensitive to changes in underlying assumptions and market factors. Key assumptions include revenue growth, projected income growth, market multiples, terminal values, and discount rates. Sensitivity analyses are performed around certain of these assumptions to assess the reasonableness of the assumptions and the resulting estimated fair values. If current expectations of future growth rates and margins are not met, or if market factors beyond the Company’s control, such as factors impacting the applicable discount rate or economic or political conditions in key markets, change significantly, then goodwill allocated to one or more reporting units may be impaired.

    In fiscal year 2026, the Company performed quantitative impairment tests for its two reporting units and the Company concluded that goodwill was not impaired as the fair value of the reporting units substantially exceeded their carrying values. There were no events or circumstances which indicated goodwill might be impaired as of June 30, 2026.

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

Employee Benefit Plans: The Company sponsors various defined contribution plans to which it makes contributions on behalf of employees. The expense under such plans was $137 million, $98 million, and $91 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

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

Share-based Compensation: The Company has a variety of equity incentive plans. For employee awards with a service or market condition, compensation expense is recognized over the vesting period on a straight-line basis using the grant date fair value of the award and the estimated number of awards that are expected to vest. For awards with a non-market performance condition, the Company reassesses the probability of vesting at each reporting period and adjusts compensation cost based on its probability assessment. The Company also has immaterial cash-settled share-based compensation plans which are accounted for as liabilities. Such share-based awards are remeasured to fair value at each reporting date. The Company estimates forfeitures based on employee level, time remaining to vest, and historical forfeiture experience. In connection with the Berry Merger, the Company assumed replacement equity awards, including restricted stock units and the outstanding and unexercised options to purchase Berry common stock, and converted them into share-based awards for ordinary shares of Amcor. See Note 18, "Share-based Compensation."

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

Note 3 - New Accounting Guidance

Recently Adopted Accounting Standards

    In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, that adds new income tax disclosure requirements primarily related to existing income tax rate reconciliation and income taxes paid information. The standard's amendments became effective for the Company for annual periods beginning July 1, 2025. The Company has adopted the guidance prospectively for the fiscal year ending June 30, 2026. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements but did require additional disclosures. Refer to Note 17, "Income Taxes."

Accounting Standards Not Yet Adopted

    In November 2024, the FASB issued ASU 2024-03 that requires companies to disclose disaggregated information about certain income statement expense line items. The ASU becomes effective for the Company for annual periods beginning January 1, 2027, and interim reporting periods beginning with the first quarter of fiscal year beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its disclosures.

    In September 2025, the FASB issued ASU 2025-06 to modernize the guidance for accounting for software costs by aligning the accounting with how software is developed today. The ASU becomes effective for the Company for annual periods beginning January 1, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance can be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

    In December 2025, the FASB issued ASU 2025-10 to establish authoritative guidance on the accounting for government grants received by business entities. The ASU becomes effective for the Company for annual periods beginning January 1, 2029, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a retrospective basis. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

    In May 2026, the FASB issued ASU 2026-02 that establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and related obligations. The ASU provides a framework for accounting for environmental credit assets, including those generated, purchased or received, and environmental credit obligations. The ASU is effective for the Company beginning January 1, 2028, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

The effective dates of the standards not yet adopted reflect the Company's announced fiscal year end change (refer to Note 2, "Significant Accounting Policies"). The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs not yet adopted are either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

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
(1)    The share exchange ratio and price per share have not been adjusted for the Reverse Split.

    In connection with the Merger, outstanding Berry share-based compensation awards, including restricted stock unit (RSU) and performance share unit (PSU) awards were replaced with Amcor RSU and options awards with generally the same terms and conditions as the original awards subject to the terms of the Merger Agreement. Outstanding short-term Berry options were deemed fully vested at the close of the transaction and unvested options were converted into Amcor option awards with generally the same terms and conditions as the original awards subject to the terms of the Merger Agreement. The Merger consideration includes $310 million related to Berry awards that were settled or replaced in connection with the acquisition. Compensation expense of $27 million was recognized immediately post-acquisition and $31 million of compensation expense will be recognized over the remaining service period of up to three years from the acquisition date.

    The Merger with Berry positions the Company as a global leader in consumer packaging and dispensing solutions for healthcare, beauty and wellness, and nutrition with a comprehensive global footprint in flexible and rigid packaging solutions and greater scale in key regions of North America, Latin America, Asia Pacific and Europe, along with industry-leading research and development capabilities.

    The Merger with Berry was accounted for as a business combination in accordance with ASC 805, "Business Combinations," with Amcor management determining that Amcor is the accounting acquirer in the Merger. The purchase consideration was required to be allocated to the estimated fair values of identifiable assets acquired and liabilities assumed in the transaction.

    The following table summarizes the final purchase allocation of the assets acquired and liabilities assumed on the acquisition date and the measurement period adjustments made since June 30, 2025:

($ in millions)	Final Purchase Price Allocation
Cash and cash equivalents	$555
Trade receivables	1,278
Inventories	1,493
Prepaid expenses and other current assets	150
Property, plant, and equipment	3,641
Operating lease assets	590
Deferred tax assets	39
Other intangible assets	5,964
Employee benefit assets	34
Other non-current assets	21
Total identifiable assets acquired	$13,765

Current portion of long-term debt	$859
Short term debt	1
Trade payables	626
Accrued employee costs	196
Other current liabilities	1,035
Non-current operating lease liabilities	495
Long-term debt, less current portion	4,365
Deferred tax liabilities	1,753
Employee benefit obligations	154
Other non-current liabilities	675
Total liabilities assumed	$10,159
Net identifiable assets acquired	3,606
Fair value of non-controlling interest	(6)
Goodwill	6,797
Net assets acquired	$10,397

    The following table details the identifiable intangible assets acquired from Berry, their fair values and respective useful lives:

	Fair Value ($ in millions)	Weighted-average Useful Life (Years)
Customer relationships	$5,560	16
Technology	326	8
Other	78	6
Total other intangible assets	$5,964

    The final allocation of the purchase price resulted in $1,783 million of goodwill for the Global Flexible Packaging Solutions segment and $5,014 million of goodwill for the Global Rigid Packaging Solutions segment, which is not tax deductible. The goodwill on acquisition represents the future economic benefit expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies.

    The fair value measurement of tangible and intangible assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals and market comparables. The fair value of customer relationships was determined using an income approach methodology, specifically the multi-period excess earnings method. Key assumptions used in estimating future cash flows included revenue growth rates, long-term growth rates, projected earnings before interest, tax, depreciation and amortization ("EBITDA"), income tax rates, discount rates, and customer attrition rates.

    The following unaudited pro forma information has been prepared as if the Merger of Berry had occurred as of July 1, 2023. The unaudited pro forma information combines the historical results of Amcor and Berry.

	Years ended June 30,
($ in millions)	2025	2024
Net sales	$23,242	$23,321
Net income attributable to Amcor plc	$843	$669

    Pro forma adjustments to income from continuing operations attributable to Amcor plc included the following:

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

Divestitures

Fiscal year 2026

    On January 14, 2026, the Company completed the sale of its investment in ePac Holdings, LLC ("ePac") and its operating subsidiaries for estimated proceeds of approximately $79 million, including contingent and deferred consideration. The sale resulted in a loss of approximately $2 million, which was recorded as other income/(expenses), net, within the consolidated statements of income. ePac had been accounted for under the equity method since fiscal year 2023.

    On June 30, 2026, the Company completed the sale of a business identified as part of the strategic review of the Company's portfolio for cash consideration of $210 million. This business was part of the Global Rigid Packaging Solutions reportable segment, and resulted in a pre-tax net gain on sale of $25 million. In addition, during the fourth quarter of 2026, as part of the same strategic review, the Company disposed of three individually immaterial businesses for a cash consideration of $88 million. In addition to cash consideration, the Company recognized a $40 million deferred consideration receivable which is recorded in other non-current assets within the consolidated balance sheet as of June 30, 2026. These businesses were mainly part of the Global Rigid Packaging Solutions reportable segment. The cumulative pre-tax, net gain from the sale of these businesses recorded in the fourth quarter of fiscal year 2026 was $31 million. In addition, the Company incurred a $6 million impairment charge in the third quarter of the fiscal year 2026 related to the strategic review of the Company's portfolio. The gains from the strategic review of the Company's portfolio have all been recorded as other income/(expenses), net, within the consolidated statements of income. The proceeds from these sales were used to reduce the Company's debt.

Fiscal year 2025

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

Note 5 - Restructuring, Transaction, and Integration Expenses, Net

    Restructuring, transaction and integration expenses, net as reported on the consolidated statements of income are summarized as follows:

	Years ended June 30,
($ in millions)	2026	2025	2024
Restructuring, integration and related expenses, net (1)	$(266)	$(97)	$(97)
Transaction costs	(32)	(169)	—
Accelerated merger-related compensation	—	(41)	—
Restructuring, transaction and integration expenses, net	$(298)	$(307)	$(97)
(1)Includes restructuring and related expenses of $215 million, $64 million, and $97 million for fiscal years ended June 30, 2026, 2025 and 2024 and integration costs of $51 million, $33 million, and $0 million for fiscal years ended June 30, 2026, 2025 and 2024 respectively.

    Refer to Note 6, "Restructuring," for information on restructuring, integration and related expenses, net.

    Transaction costs include advisory services, financing-related, legal, and other costs associated with the Merger. Refer to Note 4, "Acquisitions and Divestitures".

    Accelerated merger-related compensation in fiscal year 2025 primarily includes additional share-based compensation expense incurred in connection with the Merger. Refer to Note 18, "Share-based Compensation".

Note 6 - Restructuring

    Restructuring and related expenses, net were $215 million, $64 million, and $97 million, for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. The net expenses related to restructuring activities have been presented on the consolidated statements of income as part of restructuring, transaction and integration expenses, net. The Company's restructuring activities for the fiscal year ended June 30, 2026 were primarily comprised of restructuring activities related to the Berry Plan (as defined below). In the fiscal years ended June 30, 2025, and 2024, the Company's restructuring activities primarily related to the 2023 Restructuring Plan (as described in footnote 2 in the Consolidated Restructuring Plans table below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related costs provides more complete information on its restructuring activities.

Berry Plan

    In connection with the Merger with Berry, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The total Berry Plan pre-tax cash cost is estimated at $280 million, including restructuring activities and general integration expenses. As of June 30, 2026, the Company has initiated restructuring projects with an expected net cost of approximately $280 million, of which $126 million relates to employee related expenses, $46 million to fixed asset related expenses (net of expected gains on asset disposals), $47 to other restructuring expenses, and $61 million to restructuring related expenses. In addition, the Company expects to spend approximately $100 million on general integration costs. The Company estimates that restructuring and general integration activities initiated to date will result in net cash expenditures of approximately $245 million. The Berry Plan relates to both reportable segments and Corporate, and is expected to be completed by June 30, 2028.

    From the initiation of the Berry Plan through June 30, 2026, the Company has incurred $118 million in employee related expenses, $19 million on fixed asset related items (net of gains on asset disposals), $26 million in other restructuring and $45 million in restructuring related expenses, with $78 million incurred in the Global Flexible Packaging Solutions reportable segment, $114 million incurred in the Global Rigid Packaging Solutions reportable segment, and $16 million incurred in Corporate. To date, the Berry Plan has resulted in approximately $107 million of restructuring net cash outflows. The Company has also incurred $84 million in general integration expenses to date, in both reportable segments and Corporate. Restructuring related expenses for fiscal year 2026, include inventory discrepancies of $15 million, including errors from prior periods, tied to manufacturing inefficiencies and other management issues which supported the decision to close two facilities in Asia and other costs, including start-up costs after relocation of equipment.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans"). Expenses incurred under such programs are primarily costs to move equipment and other costs.

    During fiscal year 2026, the Company recorded $21 million in restructuring and related expenses classified within Other Restructuring Plans of which $2 million related to employee related expenses, $2 million to fixed asset related expenses, $5 million related to other restructuring expenses, and $12 million related to restructuring related expenses. During fiscal year 2025, the Company recorded $6 million in restructuring and related expenses classified within Other Restructuring Plans of which $2 million related to employee related expenses, $1 million to other restructuring expenses, and $3 million to restructuring related expenses. During fiscal year 2024, the Company recorded $10 million in restructuring and related expenses classified within Other Restructuring Plans of which $1 million related to employee related expenses, $2 million to fixed asset related expenses, $3 million to other restructuring expenses, and $4 million to restructuring related expenses.

Consolidated Restructuring Plans

    The total expenses incurred from the beginning of the Company's Berry Plan, 2023 Restructuring Plan, and Other Restructuring Plans are as follows:

($ in millions)	Berry Plan (1)	2023 Restructuring Plan (2)	Other Restructuring Plans (3)	Total Restructuring and Related Expenses
Fiscal year 2024	$—	$87	$10	$97
Fiscal year 2025	14	44	6	64
Fiscal year 2026	194	—	21	215
(1)Includes restructuring related expenses of $45 million for fiscal year 2026.
(2)The 2023 Restructuring Plan was announced on February 7, 2023, and relates to the Company’s various cost saving initiatives to partly offset divested earnings from the three manufacturing facilities in Russia that were sold in fiscal year 2023. This plan was completed at the end of calendar year 2025 and included restructuring related expenses of $10 million and $15 million for fiscal years 2025 and 2024 respectively. In fiscal years 2025, and 2024, respectively, $43 million and $69 million of restructuring and related expenses, net, were incurred in the Global Flexible Packaging Solutions reportable segment and $1 million, and $18 million in the Global Rigid Packaging Solutions reportable segment.
(3)Includes restructuring related costs of $12 million, $3 million and $4 million in for fiscal years 2026, 2025, and 2024, respectively.

    An analysis of the restructuring expenses by type incurred is as follows:

	Years ended June 30,
($ in millions)	2026	2025	2024
Employee related expenses	$106	$38	$18
Fixed asset related expenses/(gains) (1)	21	2	20
Other expenses	31	11	40
Total restructuring expenses, net	$158	$51	$78
(1)    Fiscal year 2026 includes a net gain on disposals of $25 million. Fiscal year 2025 includes a net gain on disposal of $2 million. Fiscal year 2024 includes a net gain on disposal of properties of $6 million.

    An analysis of the Company's restructuring plan liability, not including restructuring related liabilities, is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance at June 30, 2025	$97	$—	$8	$105
Net charges to earnings	106	43	31	180
Additions through business acquisition	6	—	—	6
Cash paid	(102)	(3)	(26)	(131)
Non-cash and other	(1)	(40)	(2)	(43)
Foreign currency translation	(1)	—	—	(1)
Liability balance at June 30, 2026	$105	$—	$11	$116

    The table above includes liabilities arising from the above restructuring plans. The majority of the liabilities related to restructuring activities have been recorded on the consolidated balance sheets under other current liabilities.

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

($ in millions)	Total Payment Obligations
Liability balance at June 30, 2025	$901
Invoices confirmed during the year	2,143
Confirmed invoices paid during the year	(2,231)
Impact of foreign currency	(4)
Liability balance at June 30, 2026	$809

Note 8 - Equity Method and Other Investments

    As of June 30, 2026 and 2025, the Company has investments of $24 million and $100 million, respectively, in multiple equity and other investments. On January 14, 2026, the Company completed the sale of its investment in ePac for estimated proceeds of approximately $79 million. The largest investment at June 30, 2025, was the Company's investment in ePac representing an ownership of 21.1%. For further information, refer to Note 4, “Acquisitions and Divestitures”.

    All of the Company's investments are individually immaterial. All investments are included in other non-current assets in the Company's consolidated balance sheets. The Company accounted for its share in ePac's net result in equity in income/(loss) of affiliated companies, net of tax in the consolidated statements of income, with a three month lag due to the availability of financial information.

    The Company received no dividends from its equity method investments in the fiscal years ended June 30, 2026, 2025, and 2024.

Note 9 - Property, Plant, and Equipment, Net

    The components of property, plant, and equipment, net, were as follows:

($ in millions)	June 30, 2026	June 30, 2025
Land and land improvements	$434	$590
Buildings and improvements	2,163	2,414
Plant and equipment	9,872	9,735
Total property, plant, and equipment	12,469	12,739

Accumulated depreciation	(5,028)	(4,508)
Accumulated impairment	(32)	(29)

Total property, plant, and equipment, net	$7,409	$8,202

    Depreciation expense amounted to $873 million, $453 million, and $402 million for fiscal years 2026, 2025, and 2024, respectively. Amortization of assets under finance leases is included in depreciation expense.

Note 10 - Goodwill and Other Intangible Assets

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Global Flexible Packaging Solutions Segment	Global Rigid Packaging Solutions Segment	Total
Balance as of June 30, 2024 (1)	$4,194	$1,151	$5,345
Acquisitions and acquisition adjustments (2)	1,657	4,202	5,859
Disposals (2)	(1)	(30)	(31)
Foreign currency translation	57	46	103
Balance as of June 30, 2025	5,907	5,369	11,276
Acquisitions and acquisition adjustments (2)	126	812	938
Disposals (2)	(9)	(93)	(102)
Foreign currency translation	(5)	(32)	(37)
Balance as of June 30, 2026	$6,019	$6,056	$12,075
(1)    Segment balances have been retroactively adjusted for the change in segment allocation. Refer to Note 21, "Segments" for further information.
(2)    Acquisitions and acquisition adjustments and disposals are detailed in Note 4, "Acquisitions and Divestitures."

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	June 30, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,580	$(1,478)	$6,102
Computer software	348	(230)	118
Other	751	(383)	368
Total other intangible assets	$8,679	$(2,091)	$6,588

	June 30, 2025
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,530	$(1,020)	$6,510
Computer software	316	(214)	102
Other	1,079	(288)	791
Total other intangible assets	$8,925	$(1,522)	$7,403
(1)Accumulated amortization and impairment as of June 30, 2026 and 2025, included $52 million and $39 million, respectively, of accumulated impairment in the Other category. In addition, both June 30, 2026, and 2025 included $13 million of accumulated impairment in the Computer software category.

    Amortization expenses for intangible assets were $577 million, $263 million, and $181 million during the fiscal years 2026, 2025, and 2024, respectively. Amortization expense on intangible assets acquired in business combinations is recorded within amortization of acquired intangible assets in the consolidated statements of income. The remaining amortization is recorded within selling, general, and administrative expenses in the consolidated statements of income. During fiscal year 2026 the Company recorded an impairment charge of $14 million in the Other category. In fiscal year 2025, the Company recorded an impairment charge of $7 million in the Computer software category. In fiscal year 2024 there were no impairment charges recorded on intangible assets.

    Estimated amortization expense for intangible assets for the next five fiscal years ending June 30 is as follows:

($ in millions)	Amortization
2027	$582
2028	548
2029	542
2030	528
2031	518

Note 11 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. At June 30, 2026, and 2025, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

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

    The carrying values and estimated fair values of long-term debt with fixed interest rates (excluding the fair value of designated receive-fixed, pay-variable rate swaps) were as follows:

	June 30, 2026		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Total long-term debt with fixed interest rates (excluding commercial paper and finance leases)	$12,503	$12,525	$12,174	$12,213

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2026
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Contingent sale consideration	$—	$—	$5	$5
Commodity contracts	—	5	—	5
Forward exchange contracts	—	3	—	3
Total assets measured at fair value	$—	$8	$5	$13

Liabilities
Contingent purchase consideration	$—	$—	$6	$6
Commodity contracts	—	2	—	2
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	60	—	60
Cross currency swaps	—	404	—	404
Total liabilities measured at fair value	$—	$471	$6	$477

	June 30, 2025
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commodity contracts	$—	$1	$—	$1
Forward exchange contracts	—	6	—	6
Total assets measured at fair value	$—	$7	$—	$7

Liabilities
Contingent purchase consideration	$—	$—	$20	$20
Commodity contracts	—	3	—	3
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	63	—	63
Cross currency swaps	—	497	—	497
Total liabilities measured at fair value	$—	$568	$20	$588

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of June 30, 2026, the Company had contingent purchase consideration liabilities of $6 million. The Company derecognized in fiscal year 2026 a $12 million liability that was contingent on future royalty income generated by Discma AG, a subsidiary acquired in March 2017, to a fair value of nil. The derecognition was linked to the Company's restructuring initiatives and was recorded within restructuring, transaction and integration expenses, net, in the consolidated statements of income (refer to Note 6, "Restructuring"). Contingent sale consideration relates to the sale of ePac (refer to Note 4, "Acquisitions and Divestitures"). The fair values of the contingent purchase consideration liabilities and contingent sale consideration assets were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which require adjustment over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the consolidated balance sheets. Contingent sale consideration is included in other non-current assets in the consolidated balance sheets.

    The following table sets forth a summary of changes in the value of the Company's Level 3 financial liabilities:

	June 30,
($ in millions)	2026	2025
Fair value at the beginning of the year	$20	$36
Change in fair value of Level 3 liabilities	(12)	(2)
Payments	(2)	(16)
Foreign currency translation	—	2
Fair value at the end of the year	$6	$20

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets at fair value on a nonrecurring basis, generally when events or changes in circumstances indicate the carrying value may not be recoverable, or when they are deemed to be other than temporarily impaired. These assets include goodwill and other intangible assets, equity method and other investments, long-lived assets and disposal groups held for sale, and other long-lived assets. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as a result of charges to remeasure assets classified as held for sale to fair value less cost of disposal. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy.

    During fiscal year 2026, the Company recorded impairment charges, including the effect of accelerated depreciation, of $53 million, related to long-lived assets, with $25 million incurred in the Global Rigid Packaging Solutions reportable segment, and $9 million incurred in the Global Flexible Packaging Solutions reportable segment, and $19 million in Corporate. For information on long-lived asset impairments, refer to Note 6, "Restructuring". In addition, as a result of a remeasurement of a disposal group held for sale, which is considered a Level 3 fair value measurement, the Company recognized an impairment charge of $6 million in fiscal year 2026 which was recorded within other income/(expenses), net, in the consolidated statements of income in the Global Rigid Packaging Solutions reportable segment.

    During fiscal year 2025, the Company recorded an impairment charge of $4 million within the Global Flexible Packaging Solutions reportable segment, to adjust the carrying value of the net assets of $11 million that were held for sale to their estimated fair value less cost to sell. The Company completed the sale of these non-core assets in the three months ended December 31, 2024.

    During the fiscal years ended June 30, 2026 and June 30, 2025, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill. Refer to Note 4, "Acquisitions and Divestitures" for further information about the acquisition date fair values of the identifiable assets acquired and liabilities assumed in the Merger.

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

    On August 5, 2024, the Company entered into an interest rate swap contract for a notional amount of $500 million, which was subsequently downsized to $400 million notional on November 4, 2024. Under the terms of the contract, the Company paid a fixed rate of interest of 4.30% and receives a variable rate of interest, based on compound overnight Secured Overnight Financing Rate ("SOFR"), effective from August 12, 2024, through June 30, 2025, with monthly settlements commencing on September 1, 2024. The interest rate swap contract served as an economic hedge of the SOFR component of the Company's commercial paper issuances. As of June 30, 2026, the Company had no receive-variable/pay-fixed interest rate swaps outstanding. As of June 30, 2025, this $400 million receive-variable/pay-fixed swap matured, and the Company had no other receive-variable/pay-fixed interest rate swaps outstanding. The Company did not apply hedge accounting on these economic hedging instruments.

    As of June 30, 2026, and 2025, the total notional amount of the Company's receive-fixed, pay-variable interest rate swaps was $650 million.

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

    As of June 30, 2026, and 2025, the notional amount of the outstanding forward contracts was $0.7 billion and $0.6 billion respectively.

    In May 2024, the Company entered into cross currency swap contracts for a total notional amount of $500 million. Under the terms of the contracts, the Company U.S. dollar swapped the notional and periodic interest payments to Swiss francs to manage foreign currency risk. The Company receives a fixed U.S. dollar rate of interest of 5.450% and pays a fixed weighted-average Swiss franc rate of interest of 2.218%. The Company has designated these cross currency swap contracts as a fair value hedge of its $500 million notes, recognizing the components excluded from the hedging relationship in accumulated other comprehensive loss ("AOCI") and reclassifying into earnings through the accrual of the periodic interest settlements on the swaps. During fiscal year 2026, there have not been any changes to these hedging relationships. These contracts mature on May 23, 2029.

    Upon completion of the Merger, the Company assumed legacy Berry cross currency swaps. At acquisition date, certain of these swaps were designated as net investment hedges of both euro and pound sterling foreign operations. The Company designated notional amounts of €925 million and £700 million (pound sterling) swaps as net investment hedges, with the effective movements in fair value of the swaps being recognized in AOCI. In addition, the Company had an outstanding long-term debt of €375 million that was designated as a hedge of the Company's net investment in certain euro-denominated foreign subsidiaries. The Company also assumed an additional notional amount of €700 million cross currency swaps as a result of the Merger which are used as an economic hedge to certain foreign intercompany loans. During fiscal year 2026, the swaps were extended and all mature on June 15, 2027. There have not been any other changes to these hedging relationships in fiscal year 2026.

    As of June 30, 2026 and 2025, the notional amount of outstanding cross currency swaps was $3 billion.

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

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	June 30, 2026	June 30, 2025
Commodity	Volume	Volume
Aluminum	23,746 tons	29,354 tons
Aluminum Premium (1)	7,334 tons	—
PET resin	560,000 lbs.	5,840,909 lbs.
(1)Aluminum Premium represents the regional cost to obtain physical delivery of aluminum and includes shipping, insurance, taxes and freight to a designated offloading harbor in a certain region.

    The following table provides the location of derivative instruments in the consolidated balance sheets:

($ in millions)	Balance Sheet Location	June 30, 2026	June 30, 2025
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$5	$1
Forward exchange contracts	Other current assets	3	6
Total current derivative contracts		8	7
Total non-current derivative contracts		—	—
Total derivative asset contracts		$8	$7

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$2	$3
Forward exchange contracts	Other current liabilities	4	4
Derivatives in net investment hedge relationships:
Cross currency swaps	Other current liabilities	233	294
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	1	1
Cross currency swaps	Other current liabilities	92	114
Total current derivative contracts		332	416
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	60	63
Cross currency swaps	Other non-current liabilities	79	89
Total non-current derivative contracts		139	152
Total derivative liability contracts		$471	$568

    Refer to Note 11, "Fair Value Measurements", for further information about the fair value of the derivative instruments, by level, within the fair value hierarchy.

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Years ended June 30,
($ in millions)		2026	2025	2024
Derivatives in cash flow hedging relationships:
Commodity contracts	Cost of sales	$6	$1	$(2)
Forward exchange contracts	Net sales	—	1	1
Treasury locks	Interest expense	(3)	(3)	(3)
Total		$3	$(1)	$(4)

	Location of Gain / (Loss) Recognized in the Consolidated Income Statements	Gain / (Loss) Recognized in Income for Derivatives not Designated as Hedging Instruments
		Years ended June 30,
($ in millions)		2026	2025	2024
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other income/(expenses), net	$—	$(2)	$15
Interest rate swaps	Other income/(expenses), net	—	—	(16)
Cross currency swaps	Other income/(expenses), net	23	(22)	—
Total		$23	$(24)	$(1)
.

	Location of Gain Recognized in the Consolidated Income Statements	Gain Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Years ended June 30,
($ in millions)		2026	2025	2024
Derivatives in fair value hedging relationships:
Interest rate swaps	Interest expense	$3	$29	$4
Cross currency swaps (1)	Interest expense	15	16	2
Cross currency swaps	Other income/(expenses), net	6	(55)	(8)
Total		$24	$(10)	$(2)
(1)Represents the gains for amounts excluded from the effectiveness testing.

    The changes in AOCI for effective derivatives were as follows:

	Years ended June 30,
($ in millions)	2026	2025	2024
Amounts reclassified into earnings:
Commodity contracts	$(6)	$(1)	$2
Forward exchange contracts	—	(1)	(1)
Treasury locks	3	3	3
Cross currency swaps	(6)	—	—
Fair value gains / (losses):
Commodity contracts	11	2	1
Forward exchange contracts	(2)	(2)	1
Cross currency swaps	58	(75)	(10)
Tax effect	(7)	17	(1)
Total	$51	$(57)	$(5)

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

    In December 2025, certain defined benefit pension plans in the United States were merged to form the Amcor Combined Pension Plan ("ACPP"). The ACPP was subsequently terminated effective December 31, 2025. Benefits for participants who elected a lump sum distribution were settled through payments made in June 2026. In addition, a bulk annuity transaction with Fidelity & Guaranty Life Insurance Company was completed in June 2026 to secure the pension obligations for the remaining participants.

    As a result of the plan termination and settlement activities, the Company recognized a non-cash pension settlement charge of approximately $9 million during fiscal year 2026. Following completion of the termination and settlement processes, the Company had a remaining pre-tax surplus balance of approximately $20 million as of June 30, 2026. This amount is included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of June 30, 2026. The Company is currently completing a data reconciliation process, with final cash settlement expected in December 2026.

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

    Net periodic benefit cost for benefit plans includes the following components:

	Years ended June 30,
($ in millions)	2026	2025	2024
Service cost	$26	$19	$18
Interest cost	88	58	50
Expected return on plan assets	(97)	(61)	(57)
Amortization of net loss	3	7	3
Amortization of prior service credit	(2)	(3)	(4)
Curtailment credit	—	—	(1)
Settlement costs	13	12	3
Net periodic benefit cost	$31	$32	$12

    Changes in benefit obligations and plan assets were as follows:

($ in millions)	June 30, 2026	June 30, 2025
Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,988	$1,227
Service cost	26	19
Interest cost	88	58
Participant contributions	7	6
Actuarial (gain)/loss	16	(31)
Settlements	(263)	(157)
Benefits paid	(107)	(77)
Administrative expenses	(9)	(5)
Acquisitions and divestitures	3	860
Other	(3)	—
Foreign currency translation	(37)	88
Benefit obligation at the end of the year	$1,709	$1,988
Accumulated benefit obligation at the end of the year	$1,671	$1,942

Change in plan assets:
Fair value of plan assets at the beginning of the year	$1,684	$1,033
Actual return on plan assets	97	17
Employer contributions	80	51
Participant contributions	7	6
Benefits paid	(107)	(77)
Settlements	(263)	(157)
Administrative expenses	(9)	(5)
Acquisitions and divestitures	9	739
Foreign currency translation	(32)	77
Fair value of plan assets at the end of the year	$1,467	$1,684
Funded status at the end of the year	$(243)	$(304)

    During fiscal year 2026, actuarial losses were primarily due to higher inflation assumptions in the United Kingdom and Eurozone, lower discount rates for plans in Switzerland and the United States, and updates to mortality and other assumptions. These losses were partially offset by actuarial gains resulting from higher discount rates in the Eurozone and certain plans in the United Kingdom and lower salary increase assumptions for certain plans in the European Union. The weighted-average discount rate for the Company's pension plans decreased by 0.1% during fiscal year 2026, compared with an increase of 0.5% during fiscal year 2025. Favorable asset returns, particularly in Switzerland and the United States, together with employer contributions, contributed to the improvement in the funded status of the Company's defined benefit plans during fiscal year 2026. During fiscal year 2025, the Merger resulted in an increase of the net liability by $123 million at April 30, 2025, partially offset by a decrease of approximately $2 million relating to the divestiture of Bericap and a non-core business.

    The following table provides information for defined benefit plans with a projected benefit obligation in excess of plan assets:

($ in millions)	June 30, 2026	June 30, 2025
Projected benefit obligation	$1,188	$1,298
Fair value of plan assets	868	934

    The following table provides information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

($ in millions)	June 30, 2026	June 30, 2025
Accumulated benefit obligation	$1,163	$1,261
Fair value of plan assets	862	920

    The following table provides information as to how the funded status is recognized in the consolidated balance sheets:

($ in millions)	June 30, 2026	June 30, 2025
Current assets - Prepaid expenses and other current assets	$20	$—
Non-current assets - Employee benefit assets	57	60
Current liabilities - Other current liabilities	(11)	(12)
Non-current liabilities - Employee benefit obligations	(309)	(352)
Funded status	$(243)	$(304)

    Amounts recognized in other comprehensive (income)/loss are as follows:

	Years ended June 30,
($ in millions)	2026	2025	2024
Changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss:
Net actuarial loss occurring during the year	$16	$12	$57
Net prior service loss occurring during the year	—	1	1
Amortization of actuarial loss	(3)	(7)	(3)
Gain recognized due to settlement/curtailment	(13)	(12)	(2)
Amortization of prior service credit	2	3	4
Acquisition related loss	1	—	—
Tax effect	(2)	1	(12)
Total recognized in other comprehensive (income)/loss	$1	$(2)	$45

    Amounts in AOCI that have not yet been recognized as net periodic benefit cost are as follows:

	June 30,
($ in millions)	2026	2025	2024
Net prior service credit	$(9)	$(11)	$(13)
Net actuarial loss	188	192	181
Accumulated other comprehensive loss at the end of the year	$179	$181	$168

    Weighted-average assumptions used to determine benefit obligations were:

	June 30,
	2026	2025	2024
Discount rate	4.6%	4.7%	4.2%
Rate of compensation increase	1.9%	1.9%	1.9%

    Weighted-average assumptions used to determine net periodic benefit cost were:

	Years ended June 30,
	2026	2025	2024
Discount rate	4.7%	4.2%	4.3%
Rate of compensation increase	1.9%	1.9%	1.9%
Expected long-term rate of return on plan assets	5.8%	5.2%	5.5%

    Where funded, the Company and, in some countries, the employees make cash contributions into the pension funds. In the case of unfunded plans, the Company is responsible for benefit payments as they fall due. Plan funding requirements are generally determined by local regulation and/or best practice and differ between countries. The local statutory funding positions are not necessarily consistent with the funded status disclosed on the consolidated balance sheets. For any funded plans in deficit (as measured under local country guidelines), the Company agrees with the trustees and plan fiduciaries to undertake suitable funding programs to provide additional contributions over time in accordance with local country requirements. Contributions to the Company's defined benefit pension plans, not including unfunded plans, are expected to be $65.1 million during the next 12 months.

    The following benefit payments for the succeeding five years and thereafter, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending June 30:

($ in millions)
2027	$105
2028	105
2029	102
2030	110
2031	111
Thereafter	568

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

    The pension plan assets measured at fair value were as follows:

	June 30, 2026
($ in millions)	Level 1	Level 2	Level 3	Total
Equity securities	$152	$6	$—	$158
Debt securities (1)	(65)	719	—	654
Real estate	9	66	99	174
Insurance contracts	—	—	407	407
Cash and cash equivalents	24	7	—	31
Other	8	28	7	43
Total	$128	$826	$513	$1,467
(1)This category includes repurchase agreement ("repo") positions utilized within certain pension schemes' liability-driven investment ("LDI") strategies. Under a repo, cash is borrowed from a counterparty against bond collateral and invested in additional fixed income assets, resulting in the recognition of both an asset (the acquired securities) and a corresponding repo liability representing the obligation to repay the borrowing. Repo arrangements are used to efficiently manage liquidity and obtain exposure to fixed-income assets. Securities subject to repo arrangements are classified as Level 2 in the fair value hierarchy. The related repo liabilities are classified as Level 1, reflecting valuation based on quoted market prices in active markets.

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

    The following table sets forth a summary of changes in the value of the Company's Level 3 plan assets:

($ in millions)
Balance as of June 30, 2025	$473
Actual return on plan assets	1
Purchases, sales, and settlements	36
Transfer into Level 3	18
Foreign currency translation	(15)
Balance as of June 30, 2026	$513

Note 14 - Debt

Long-Term Debt

    The following table summarizes the carrying value of long-term debt as of June 30, 2026, and 2025, respectively:

			June 30,
($ in millions)	Maturities	Interest rates	2026	2025
Term debt
First Priority Senior Secured Notes, $1,525 million (3)	Jan 2026	1.57%	$—	$1,525
U.S. dollar notes, $600 million (3)	Apr 2026	3.63%	—	600
First Priority Senior Secured Notes, $750 million (3)	Jul 2026	4.88%	—	750
U.S. dollar notes, $300 million (3)	Sep 2026	3.10%	300	300
U.S. dollar notes, $400 million (3)	Jan 2027	1.65%	400	400
Euro bonds, €375 million (3) (4)	Jan 2027	1.50%	429	439
Euro bonds, €500 million (3)	Jun 2027	1.13%	571	585
U.S. dollar notes, $725 million	Mar 2028	4.80%	725	725
U.S. dollar notes, $500 million	Apr 2028	5.50%	500	500
U.S. dollar notes, $500 million (5)	May 2028	4.50%	500	500
U.S. dollar notes, $750 million (2)	Mar 2029	4.25%	750	—
U.S. dollar notes, $500 million	May 2029	5.45%	500	500
Euro notes, €750 million (1)	Nov 2029	3.20%	857	—
U.S. dollar notes, $725 million	Mar 2030	5.10%	725	725
U.S. dollar notes, $500 million	Jun 2030	2.63%	500	500
U.S. dollar notes, $800 million (5)	May 2031	2.69%	800	800
U.S. dollar notes, $800 million	Jun 2031	5.80%	800	800
Euro notes, €500 million	May 2032	3.95%	571	585
Euro notes, €750 million (1)	Feb 2033	3.75%	857	—
U.S. dollar notes, $500 million	May 2033	5.63%	500	500
U.S. dollar notes, $800 million	Jan 2034	5.65%	800	800
U.S. dollar notes, $750 million	Mar 2035	5.50%	750	750
U.S. dollar notes, $750 million (2)	Mar 2036	5.13%	750	—
Total term debt (7)			$12,585	$12,284

Bank loans			$11	$23
Commercial paper (3)			1,294	1,702
Other loans			29	33
Finance lease obligations			44	56
Fair value hedge accounting adjustments (6)			(60)	(63)
Unamortized discounts and debt issuance costs			(26)	(53)
Total debt			$13,877	$13,982
Less: current portion			(15)	(141)
Total long-term debt			$13,862	$13,841
(1)On November 12, 2025, the Company issued additional guaranteed senior euro notes in an aggregate principal amount of €1.5 billion (collectively, the “November Notes”). The November Notes consist of (i) €750 million principal amount of 3.20% Guaranteed Senior Notes due 2029 and (ii) €750 million principal amount of 3.75% Guaranteed Senior Notes due 2033. The November Notes are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries. The Company used the net proceeds from the Notes to repay certain existing indebtedness of Berry in connection with the closing of the Merger.
(2)On March 5, 2026, the Company issued additional guaranteed senior notes in an aggregate principal amount of $1.5 billion (collectively, the “March Notes”). The March Notes consist of (i) $750 million principal amount of 4.25% Guaranteed Senior Notes due 2029 and (ii) $750 million principal amount of 5.125% Guaranteed Senior Notes due 2036. The March Notes are senior unsecured obligations and are unconditionally guaranteed on a senior unsecured basis by the Company and certain of its subsidiaries.
(3)Indicates debt which has been classified as long-term liabilities in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.
(4)The €375 million bond that was assumed as a result of the Merger is designated as a Net Investment Hedge.
(5)Bonds linked to designated fair value interest rate hedging relationships. There is a corresponding fair value basis adjustment to the carrying value of these bonds.
(6)Relates to fair value hedge basis adjustments relating to interest rate hedging.
(7)Aggregate bond values presented at par.

    The following table summarizes the contractual maturities of the Company's long-term debt, including current maturities (excluding payments for finance leases) as of June 30, 2026, for the succeeding five fiscal years ending June 30:

($ in millions)
2027	$1,704
2028	1,726
2029	1,250
2030 (1)	3,376
2031	1,600
Thereafter	4,263
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

    Interest charged on borrowings under the credit facilities is based on the applicable market rate plus the applicable margin. As of June 30, 2026 and 2025, the Company's credit facility amounted to $3.75 billion.

    As of June 30, 2026, and 2025, the Company had $2.46 billion and $2.05 billion of undrawn commitments, respectively. The Company incurs facility fees of 0.11% on the undrawn commitments. Such facility fees incurred were immaterial in the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

    As of June 30, 2026, and 2025, land and buildings with a carrying value of $38 million and $51 million, respectively, have been pledged as security for bank and other loans.

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

    On January 15, 2026, the Company completed the redemption of its 1.57% First Priority Senior Secured Notes with an aggregate principal amount of $1,525 million.

    On April 15, 2026, the Company completed the early redemption of its 4.875% First Priority Senior Secured Notes with an aggregate principal amount of $750 million, originally scheduled to mature in July 2026. The Company incurred approximately $9 million of coupon payment associated with the early redemption in the fourth quarter of fiscal year 2026.

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

    The Company's primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness the Company can incur and indebtedness outside the guarantor group to 15.0% of total tangible assets, subject to some exceptions and variations by facility. The Company is required to satisfy certain financial covenants pursuant to its bank debt facilities, which are tested as of the last day of each quarterly and annual financial period. The covenants require the Company to maintain a leverage ratio of not higher than 3.9 times, stepping up to 4.25 times for the twelve consecutive calendar months following the consummation of an acquisition with an aggregate consideration in excess of $375 million. As of June 30, 2026, and 2025, the Company was in compliance with all debt covenants.

Short-Term Debt

    Short-term debt is generally used to fund working capital requirements. The Company has classified commercial paper as long-term as of June 30, 2026, in accordance with the Company’s ability and intent to refinance such obligations on a long-term basis.

    The following table summarizes the carrying value of short-term debt as of June 30, 2026, and 2025, respectively:

	June 30,
($ in millions)	2026	2025
Bank loans	$63	$79
Secured borrowings	1	1
Bank overdrafts	70	36
Total short-term debt	$135	$116

    As of June 30, 2026, the Company paid a weighted-average interest rate of 3.98% per annum on short-term debt, payable at maturity. As of June 30, 2025, the Company paid a weighted-average interest rate of 4.39% per annum, payable at maturity.

Note 15 - Leases

    The components of lease expense are as follows:

	Years ended June 30,
($ in millions)	2026	2025	2024
Operating lease expense (1)	$289	$167	$135
Short-term and variable lease expense (2)	39	27	14

Finance lease expense
Amortization of right-of-use assets (2)	6	4	4
Interest on lease liabilities (3)	2	1	1

Total lease expense	$336	$199	$154
(1)Included in both cost of sales and selling, general, and administrative expenses
(2)Included primarily in cost of sales
(3)Included in interest expense

    Supplemental balance sheet information related to leases:

		June 30,
($ in millions)	Balance Sheet Location	2026	2025
Assets
Operating lease right-of-use assets, net	Operating lease assets	$1,039	$1,116
Finance lease assets, net (1)	Property, plant, and equipment, net	35	75
Total lease assets, net		$1,074	$1,191

Liabilities
Operating leases:
Current operating lease liabilities	Other current liabilities	$216	$240
Non-current operating lease liabilities	Operating lease liabilities	852	910
Finance leases:
Current finance lease liabilities	Current portion of long-term debt	13	15
Non-current finance lease liabilities	Long-term debt, less current portion	31	41
Total lease liabilities		$1,112	$1,206
(1)Finance lease assets are recorded net of accumulated amortization of $11 million and $15 million as of June 30, 2026 and 2025, respectively.

    Supplemental cash flow information related to leases:

	Years ended June 30,
($ in millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$285	$159	$127
Operating cash flows from finance leases	2	1	1
Financing cash flows from finance leases	16	12	11

Lease assets obtained in exchange for new lease obligations:
Operating leases (1)	$82	$639	$44
Finance leases	2	20	3
Other non-cash modifications to lease assets:
Operating leases	$43	$20	$73
Finance leases	(36)	—	—
(1)Fiscal year 2025 primarily includes operating leases acquired in the Merger.

    The following table presents the maturities of the Company's lease liabilities recorded on the consolidated balance sheets as of the fiscal year ending June 30, 2026:

($ in millions)	Operating Leases	Finance Leases
2027	$253	$14
2028	228	5
2029	189	4
2030	128	3
2031	97	3
Thereafter	380	27
Total lease payments	1,275	56
Less: imputed interest	(207)	(12)
Total lease liabilities	$1,068	$44

    The Company's leases do not contain any material residual value guarantees or material restrictive covenants. The table above excludes approximately $40 million of minimum lease payments relating to operating leases for which the Company has committed to, but which have not yet commenced as of June 30, 2026.

    The weighted-average remaining lease term and discount rate are as follows:

	June 30,
	2026	2025
Weighted-average remaining lease term (in years):
Operating leases	7.3	7.7
Finance leases	12.0	9.3

Weighted-average discount rate:
Operating leases	4.6%	4.6%
Finance leases	4.2%	3.9%

Note 16 - Shareholders' Equity

    The changes in ordinary and treasury shares during fiscal years 2026, 2025, and 2024, were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares	Amount	Number of Shares	Amount
Balance as of June 30, 2023	289.7	$14	0.2	$(12)
Share buyback/cancellations	(0.7)	—	—	—
Shares vested	—	—	(0.8)	49
Purchase of treasury shares	—	—	0.8	(48)
Balance as of June 30, 2024	289.0	14	0.2	(11)
Options exercised and shares vested	—	—	(0.9)	52
Purchase of treasury shares	—	—	0.8	(47)
Acquisition of Berry Global Group, Inc.	172.1	9	—	—
Balance as of June 30, 2025	461.1	23	0.1	(6)
Options exercised and shares vested	—	—	(1.5)	75
Purchase of treasury shares	—	—	0.5	(29)
Issuance of shares	1.3	—	1.3	(56)
Balance as of June 30, 2026	462.3	$23	0.4	$(16)

    The changes in the components of accumulated other comprehensive loss during the fiscal years ended June 30, 2026, 2025, and 2024 were as follows:

	Foreign Currency Translation	Net Investment Hedge	Pension	Effective Derivatives	Total Accumulated Other Comprehensive Loss
($ in millions)	(Net of Tax)	(Net of Tax)	(Net of Tax)	(Net of Tax)
Balance as of June 30, 2023	$(823)	$(13)	$(10)	$(16)	$(862)
Other comprehensive loss before reclassifications	(108)	—	(46)	(9)	(163)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	4	5
Net current period other comprehensive income / (loss)	(108)	—	(45)	(5)	(158)
Balance as of June 30, 2024	(931)	(13)	(55)	(21)	(1,020)
Other comprehensive income / (loss) before reclassifications	13	(60)	(14)	(8)	(69)
Amounts reclassified from accumulated other comprehensive loss	8	—	16	2	26
Net current period other comprehensive income / (loss)	21	(60)	2	(6)	(43)
Balance as of June 30, 2025	(910)	(73)	(53)	(27)	(1,063)
Other comprehensive income/(loss) before reclassifications	46	66	(15)	11	108
Amounts reclassified from accumulated other comprehensive loss	18	(6)	14	(2)	24
Net current period other comprehensive income/(loss)	64	60	(1)	9	132
Balance as of June 30, 2026	$(846)	$(13)	$(54)	$(18)	$(931)

    The following tables provide details of amounts reclassified from accumulated other comprehensive loss:

	For the years ended June 30,
($ in millions)	2026	2025	2024
Pension:
Amortization of prior service credit	$(2)	$(3)	$(4)
Amortization of actuarial loss	3	7	3
Effect of pension settlement/curtailment	13	12	2
Total before tax effect	14	16	1
Tax effect on amounts reclassified into earnings	—	—	—
Total net of tax	$14	$16	$1

(Gains)/losses on cash flow hedges:
Commodity contracts	$(6)	$(1)	$2
Forward exchange contracts	—	(1)	(1)
Treasury locks	3	3	3
Total before tax effect	(3)	1	4
Tax effect on amounts reclassified into earnings	1	1	—
Total net of tax	$(2)	$2	$4

Gains on net investment hedges:
Cross currency swaps	$(6)	$—	$—
Total before tax effect	(6)	—	—
Tax effect on amounts reclassified into earnings	—	—	—
Total net of tax	$(6)	$—	$—

Losses on foreign currency translation:
Foreign currency translation adjustment (1)	$18	$8	$—
Total before tax effect	18	8	—
Tax effect on amounts reclassified into earnings	—	—	—
Total net of tax	$18	$8	$—
(1)During the fiscal year ended June 30, 2026, the Company disposed of certain businesses identified as part of the strategic review of the Company's portfolio and transferred $18 million of accumulated foreign currency translation from accumulated other comprehensive loss to earnings. For further information, refer to Note 4, "Acquisitions and Divestitures".

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

    To protect the Company from share price volatility, the Company has entered into forward contracts for the purchase of its ordinary shares. As of June 30, 2026, the Company had forward contracts outstanding which mature in May 2027 and June 2027 to purchase a total of 0.5 million shares at a weighted-average price of $38.87. As of June 30, 2025, the Company had forward contracts outstanding that were entered into in September 2022 to purchase 0.4 million shares at a weighted-average price of $60.80. During the first quarter of fiscal year 2026, the Company settled the forward contracts which were outstanding as of June 30, 2025.

    The forward contracts to purchase the Company's own shares have been included in other current liabilities in the consolidated balance sheets. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts at each reporting period was determined based on the present value of the cost required to settle the contracts.

Note 17 - Income Taxes

    Amcor plc is a tax resident of the United Kingdom of Great Britain and Northern Ireland ("UK").

    The components of income before income taxes and equity in income/(loss) of affiliated companies were as follows:

	Years ended June 30,
($ in millions)	2026	2025	2024
Domestic (UK)	$37	$(210)	$(108)
Foreign	1,245	860	1,015
Total income before income taxes and equity in income/(loss) of affiliated companies	$1,282	$650	$907

    Income tax expense consisted of the following:

	Years ended June 30,
($ in millions)	2026	2025	2024
Current tax:
Domestic (UK)	$20	$1	$2
Foreign	257	259	198
Total current tax	277	260	200
Deferred tax:
Domestic (UK)	(6)	(17)	18
Foreign	(90)	(108)	(55)
Total deferred tax	(96)	(125)	(37)
Income tax expense	$181	$135	$163

    The following is a reconciliation of income tax computed at the United Kingdom statutory tax rate of 25.0%, for fiscal year 2026:

($ in millions)	Year Ended June 30, 2026
Tax expense at UK statutory tax rate	$320	25.0%
Foreign tax effects:
United States of America:
Effect of cross-border tax laws	(34)	(2.7)%
Tax credits	(23)	(1.8)%
Unified loss rules	(45)	(3.5)%
Other, net	(11)	(0.8)%
Australia:
Changes in valuation allowance	(31)	(2.4)%
Other, net	7	0.6%
Other foreign jurisdictions, net	23	1.8%
Other adjustments, net	7	0.4%
Changes in unrecognized tax benefits, net	(32)	(2.5)%
Income tax expense	$181	14.1%

    The following is a reconciliation of income tax computed at the United Kingdom statutory tax rate of 25.0% for fiscal years 2025, and 2024 to income tax expense.

	Years ended June 30,
($ in millions)	2025	2024
Income tax expense at statutory rate	$163	$226
Foreign tax rate differential	(3)	(3)
Non-deductible expenses, non-taxable items, net	33	(6)
Change in valuation allowance	(18)	3
Uncertain tax positions, net	(18)	(51)
Other (1)	(22)	(6)
Income tax expense	$135	$163
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

    Amcor operates in over forty different jurisdictions with a wide range of statutory tax rates. The tax expense from operating in non-UK jurisdictions in excess of the UK statutory tax rate is included in the line "Foreign tax rate differential" in the above tax rate reconciliation table. For fiscal year 2026, the Company's effective tax rate was 14.1% as compared to the effective tax rates of 20.8% and 18.0% for fiscal years 2025 and 2024, respectively. The lower effective tax rate for fiscal year 2026 versus fiscal year 2025 is largely attributable to favorable return-to-provision adjustments recorded as current year discrete items identified upon completion of prior year income tax returns, movements in deferred tax positions including releases of valuation allowances, and changes in unrecognized tax benefits which are partially offset by non-deductible expenses related to the Merger. The higher effective tax rate for fiscal year 2025 versus fiscal year 2024 is largely attributable to non-deductible expenses in 2025 related to the Merger.

    Significant components of deferred tax assets and liabilities are as follows:

	June 30,
($ in millions)	2026	2025
Deferred tax assets:
Inventories	$24	$17
Accrued employee benefits	92	152
Derivatives and financial instruments	3	20
Provisions	22	32
Net operating loss carryforwards	696	708
Tax credit carryforwards	59	54
Accruals and other	107	64
Total deferred tax assets	1,003	1,047
Valuation allowance	(610)	(664)
Net deferred tax assets	393	383
Deferred tax liabilities:
Property, plant, and equipment	(636)	(821)
Other intangible assets	(1,528)	(1,655)
Undistributed foreign earnings	(110)	(171)
Total deferred tax liabilities	(2,274)	(2,647)
Net deferred tax liability	(1,881)	(2,264)
Balance sheet location:
Deferred tax assets	199	218
Deferred tax liabilities	(2,080)	(2,482)
Net deferred tax liability	$(1,881)	$(2,264)

    The Company maintains a valuation allowance on net operating losses and other deferred tax assets in jurisdictions for which it does not believe it is more likely than not to realize those deferred tax assets based upon all available positive and negative evidence, including historical operating performance, carry-back periods, reversal of taxable temporary differences, tax planning strategies, and earnings expectations. The Company's valuation allowance decreased by $54 million, increased by $261 million, and increased by $3 million for fiscal years 2026, 2025, and 2024, respectively.

    As of June 30, 2026, and 2025, the Company had total net operating loss carry forwards, including capital losses, in the amount of $2.2 billion and $2.3 billion, respectively, and tax credits of $59 million and $54 million, respectively. The vast majority of the net operating loss carry forwards and tax credits do not expire.

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

    As of June 30, 2026, a cumulative deferred tax liability of $110 million has been recorded attributable to undistributed earnings that the Company has deemed are not indefinitely reinvested. The remaining undistributed earnings of the Company's subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there is no provision for income or withholding taxes on these earnings.

    The Company accounts for its unrecognized tax benefits in accordance with ASC 740, "Income Taxes." At June 30, 2026, and 2025, unrecognized tax benefits totaled $212 million and $224 million, respectively, all of which would favorably impact the effective tax rate if recognized.

    The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of June 30, 2026, 2025, and 2024, the Company's accrual for interest and penalties for these uncertain tax positions was $45 million, $37 million, and $17 million, respectively.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits for the fiscal years presented is as follows:

	June 30,
($ in millions)	2026	2025	2024
Balance at the beginning of the year	$224	$104	$155
Additions related to acquisitions	—	134	—
Additions based on tax positions related to the current year	18	7	10
Additions for tax positions of prior years	48	3	7
Reductions for tax positions from prior years	(75)	(21)	(39)
Reductions for settlements	—	—	(2)
Reductions due to lapse of statute of limitations	(3)	(3)	(27)
Balance at the end of the year	$212	$224	$104

    The Company conducts business in a number of tax jurisdictions and, as such, is required to file income tax returns in multiple jurisdictions globally. The fiscal years 2022 through 2025 remain open for examination by the United States Internal Revenue Service ("IRS"), the fiscal years 2024 and 2025 remain open for examination by His Majesty’s Revenue & Customs ("HMRC"), and the fiscal years 2015 through 2025 are currently subject to audit or remain open for examination in various tax jurisdictions.

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

The total amount of income taxes paid, net of refunds received, in 2026 is as follows:

($ in millions)	Year Ended June 30, 2026
United States of America	$187
Germany	53
France	28
Switzerland	25
Canada	23
Rest of the world	135
Total income taxes paid (net of refunds received)	$451

Note 18 - Share-based Compensation

    The Company's equity incentive plans include grants of share options, restricted share units, performance shares, performance rights, and share rights.

    In fiscal years 2026, 2025, and 2024, share options and performance rights or performance shares were granted to officers and employees. The exercise price for share options was set at the time of grant. The requisite service period for outstanding share options, performance rights, or performance shares ranges from three to four years. The option awards issued in fiscal year 2025 and prior to fiscal year 2025 and all performance rights and performance shares awards issued are subject to performance and market conditions. Share options issued in fiscal year 2026 have no performance or market conditions. At vesting, share options can be exercised and converted to ordinary shares on a one-for-one basis, subject to payment of the exercise price. The contractual terms of the share options range from six to ten years from the grant date. At vesting, performance rights can be exercised and converted to ordinary shares on a one-for-one basis. Performance shares vest automatically and convert to ordinary shares on a one-for-one basis.

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

    As of June 30, 2026, 2 million shares were available for future grants under shareholder approved equity incentive plans. The Company uses treasury shares to settle share-based compensation obligations. Treasury shares were acquired through market purchases throughout the fiscal year for the required number of shares.

    The total share-based compensation expense settled in equity in fiscal years 2026, 2025, and 2024 amounted to $83 million, $74 million, and $32 million, respectively. Share-based compensation expense in fiscal years 2024 and 2026 was primarily recorded in selling, general, and administrative expenses in the consolidated statements of income. In fiscal year 2025 $34 million of accelerated share-based compensation expense relating to the Merger was recorded within restructuring, transaction and integration expenses, net, with the remainder of share-based compensation expense recorded within selling, general, and administrative expenses in the consolidated statements of income.

    As of June 30, 2026, the Company had $109 million of total unrecognized compensation cost related to all unvested share options and other equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

    The weighted-average grant date fair values by type of equity incentive plan for awards granted in fiscal years 2026, 2025, and 2024 were as follows:

	Years ended June 30,
(in $ per unit of award)	2026	2025	2024
Share options (1)	$5.06	$9.37	$7.25
Restricted share units	41.49	52.98	47.21
Performance rights/shares (2)	33.69	41.60	31.85
Share rights	36.50	46.98	42.10

(1)The fair values of share options issued in fiscal year 2026 were determined using the Black-Scholes option pricing model. The fair values of shares options issued in fiscal years 2025 and 2024 were determined using the Black-Scholes option pricing model and Monte Carlo simulations. The following key assumptions were used for the fiscal years ended June 30, 2026, 2025, and 2024, respectively: risk-free interest rate of 3.8% (2025: 3.6%, 2024: 4.6%), expected share-price volatility of 23.9% (2025: 23.3%, 2024: 21.8%), expected dividend yield of 6.2% (2025: 5.0%, 2024: 5.2%), and expected life of options of 6.5 years (2025: 5.7 years, 2024: 6.6 years).
(2)The fair values of performance rights/shares were determined using discounting and Monte Carlo simulations. The key assumptions for the fiscal years ended June 30, 2026, 2025, and 2024, respectively, were: risk-free interest rate of 3.5% (2025: 3.5%, 2024: 4.8%), expected share-price volatility of 23.3% (2025: 23.9%, 2024: 23.4%), and expected dividend yield of 6.2% (2025: 4.5%, 2024: 5.2%).

    Changes in outstanding share options were as follows:

	Share options
	Number	Weighted-average Exercise Price
	(in millions)
Share options outstanding at June 30, 2025	6.2	$50.88
Granted	5.2	41.43
Exercised	(0.1)	40.39
Forfeited	(2.7)	52.79
Share options outstanding at June 30, 2026	8.6	$44.77
Vested and exercisable at June 30, 2026	0.7	$58.22

    As of June 30, 2026, the share options outstanding have an intrinsic value of $14 million and a remaining weighted-average contractual life of 7.9 years. As of June 30, 2026, the share options that have vested and are exercisable have an intrinsic value of zero and a remaining weighted-average contractual life of 0.7 years.

    The Company received $6 million, $15 million, and nil on the exercise of stock options during the fiscal years ended June 30, 2026, 2025, and 2024, respectively. During the fiscal years ended June 30, 2026, 2025, and 2024, the intrinsic value associated with the exercise of share options was $1 million, $5 million, and zero, respectively. The grant date fair value of share options vested was $2 million, $11 million, and $5 million for fiscal years ended June 30, 2026, 2025, and 2024, respectively.

    Changes in outstanding other equity incentive plans and the fair values vested are presented below:

	Restricted share units		Performance rights/shares		Share rights
	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value	Number	Weighted-average Grant Date Fair Value
	(in millions)		(in millions)		(in millions)
Outstanding at June 30, 2025	0.5	$50.01	2.4	$37.63	3.4	$46.70
Granted	1.1	41.49	2.8	33.69	0.3	36.50
Vested	(0.3)	48.07	—	37.34	(1.6)	46.09
Forfeited	(0.1)	42.53	(1.1)	38.51	(0.1)	45.15
Outstanding at June 30, 2026	1.2	$41.93	4.1	$34.62	2.0	$45.81

Fair value vested ($ in millions)	Restricted share units		Performance rights/shares		Share rights
Year Ended June 30, 2026	$18		$—		$74
Year Ended June 30, 2025	8		25		15
Year Ended June 30, 2024	6		14		24

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

	Years ended June 30,
($ in millions, except per share amounts)	2026	2025	2024
Numerator
Net income attributable to Amcor plc	$1,106	$511	$730
Distributed and undistributed earnings attributable to shares to be repurchased	—	(1)	(3)
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$1,106	$510	$727

Denominator
Weighted-average ordinary shares outstanding (1)	463.3	318.4	289.0
Weighted-average ordinary shares to be repurchased by Amcor plc	(0.1)	(0.5)	(1.2)
Weighted-average ordinary shares outstanding for EPS—basic	463.2	317.9	287.8
Effect of dilutive shares	0.6	0.7	0.3
Weighted-average ordinary shares outstanding for EPS—diluted	463.8	318.6	288.1

Per ordinary share income
Basic earnings per ordinary share	$2.39	$1.60	$2.53
Diluted earnings per ordinary share	$2.38	$1.60	$2.52
(1) For the years ended June 30, 2026 and 2025, the calculation of weighted-average ordinary shares outstanding includes approximately 1.7 million and 0.3 million shares, respectively, that had not been issued as of June 30, 2026 and 2025, but whose issuance is not contingent on factors other than the passage of time.

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 6.1 million, 3.9 million, and 5.7 million shares for the years ended June 30, 2026, 2025, and 2024, respectively. Basic and diluted weighted-average ordinary shares outstanding have increased in fiscal years 2025 and 2026 due to the completion of the Merger with Berry and the related share issuances in the fourth quarter of fiscal year 2025. For further information, refer to Note 4, "Acquisitions and Divestitures". In fiscal year 2024, basic and diluted weighted-average ordinary shares outstanding decreased due to share repurchases.

Note 20 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of June 30, 2026, the Company has recorded accruals of $14 million, included in other non-current liabilities in the consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $27 million as of June 30, 2026. The litigation process is subject to many uncertainties and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of June 30, 2026, the Company provided letters of credit of $20 million, judicial insurance of $1 million, and deposited cash of $17 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of June 30, 2026, the Company has recorded aggregate accruals of $10 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of June 30, 2026, the Company has also recorded aggregate accruals of $59 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the fiscal year ended June 30, 2026.

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

    In the fourth quarter of fiscal year 2025, following the Merger, the Company appointed Chief Operating Officers to lead each of its reportable segments. The Chief Operating Officers report directly to the Company's Chief Operating Decision Maker ("CODM") which the Company has determined is its Chief Executive Officer. The Company's measure of profit for its reportable segments is adjusted earnings before interest and taxes ("Adjusted EBIT"). The Company defines Adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in income/(loss) of affiliated companies, net of tax. The Company's management, including the CODM, uses Adjusted EBIT to evaluate segment performance and allocate resources. The Company's CODM uses consolidated expense information in the evaluation of segment performance and to allocate resources and is not regularly provided disaggregated expense information for each of the reportable segments. The Company does not aggregate operating segments when determining the Company's reportable segments.
    Effective January 1, 2026, certain of the Company’s flexible operations in Latin America previously included in the Global Flexible Packaging Solutions reportable segment are now reflected in the Global Rigid Packaging Solutions reportable segment as the Company has consolidated management of its flexible and rigid packaging operations in Latin America under one management team and the Company's CODM is now reviewing results under this new structure. Prior period amounts have been recast to conform with current period presentation.

    The accounting policies of the reportable segments are the same as those in the consolidated financial statements.

    The following table presents information about reportable segments.

	Years ended June 30,
($ in millions)	2026	2025	2024
Sales including intersegment sales
Global Flexible Packaging Solutions	$12,829	$10,066	$9,486
Global Rigid Packaging Solutions	10,677	4,943	4,154
Net sales	$23,506	$15,009	$13,640

Global Flexible Packaging Solutions	$(11,040)	$(8,668)	$(8,157)
Global Rigid Packaging Solutions	(9,501)	(4,508)	(3,829)
Segment expenses (1)	$(20,541)	$(13,176)	$(11,986)

Global Flexible Packaging Solutions	$1,789	$1,398	$1,329
Global Rigid Packaging Solutions	1,176	435	325
Adjusted segment earnings before interest and taxes ("Adjusted Segment EBIT")	2,965	1,833	1,654

Less: Unallocated corporate costs (1)	(152)	(110)	(94)
Less: Amortization of acquired intangible assets from business combinations (2)	(558)	(246)	(167)
Less: Impact of hyperinflation (3)	(19)	(16)	(53)
Less: Transaction costs (4)	(32)	(169)	—
Less: Restructuring, integration and related activities, net (5)	(266)	(97)	(97)
Less: Executive transition costs (6)	(15)	—	(8)
Add/(Less): Inventory step-up amortization (7)	6	(133)	—
Less: Accelerated merger-related compensation (8)	—	(41)	—
Less: Portfolio review expenses (9)	(22)	—	—
Less: Other (10)	(10)	(21)	(22)
Interest income	66	49	38
Interest expense	(676)	(396)	(348)
Equity in (income)/loss of affiliated companies, net of tax	(5)	(3)	4
Income before income taxes and equity in (income)/loss of affiliated companies	$1,282	$650	$907
(1)Segment expenses and unallocated corporate costs primarily cost of goods sold, selling, general, and administrative expenses, research and development expenses, other income/(expenses), net, and other non-operating income.
(2)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(3)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(4)Transaction costs includes incremental costs related to the Merger and other strategic activities. Refer to Note 5, "Restructuring, Transaction, and Integration Expenses, Net".
(5)Restructuring, integration and related activities, net in fiscal year 2026 primarily includes costs incurred in connection with the Berry Plan. Fiscal year 2025 primarily includes costs incurred in connection with the 2023 Restructuring Plan and the Berry Plan. Fiscal year 2024 primarily includes costs incurred in connection with the 2023 Restructuring Plan. Refer to Note 6, "Restructuring," for further information.
(6)Executive transition costs in fiscal year 2026 reflect accelerated compensation, including share-based compensation, granted to the Company's former executives, and other transition related expenses. Fiscal year 2024 includes expenses incurred in connection with the retirement Chief Executive Officer who retired from that role in April 2024, and other transition related expenses.
(7)Inventory step-up amortization relates to additional amortization incurred on inventories in connection with the Merger.
(8)Accelerated merger-related compensation includes accelerated share-based compensation expense and severance incurred in connection with the Merger.
(9)Portfolio review expenses includes impairment and other incremental expenses incurred in connection with the strategic review of the Company's portfolio alternatives.

(10) Other in fiscal year 2026 includes various expense and income items, primarily relating to pension settlements and excise taxes of $26 million, professional fees of $12 million, legal related fees of $12 million and other individually immaterial expense items, partially offset by an aggregate pre-tax gain on sale of certain businesses of $56 million (refer to Note 4, "Acquisitions and Divestitures"). Fiscal year 2025 includes various expense and income items primarily relating to pension settlements of $12 million and other minor items primarily including litigation fees and a loss on disposal of a non-core business. These expenses were partially offset by a pre-tax gain on the disposal of Bericap of $15 million (refer to Note 4, "Acquisitions and Divestitures"). Fiscal year 2024 includes fair value losses of $16 million on economic hedges, retroactive foil duties, certain litigation reserve adjustments, and pension settlements, partially offset by changes in contingent purchase consideration.

The tables below present additional financial information by reportable segments:

    Capital expenditures for the acquisition of long-lived assets by reportable segment were:

	Years ended June 30,
($ in millions)	2026	2025	2024
Global Flexible Packaging Solutions	$451	$360	$342
Global Rigid Packaging Solutions	458	213	142
Other	13	7	8
Total capital expenditures for the acquisition of long-lived assets	$922	$580	$492

    Depreciation and amortization on long-lived assets by reportable segment were:

	Years ended June 30,
($ in millions)	2026	2025	2024
Global Flexible Packaging Solutions	$663	$430	$419
Global Rigid Packaging Solutions	774	274	158
Other	13	12	6
Total depreciation and amortization on long-lived assets	$1,450	$716	$583

    Total assets by segment are not disclosed as the CODM does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The Company did not have sales to a single customer that exceeded 10% of consolidated net sales for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

    Sales by major product were:

		Years ended June 30,
($ in millions)	Segment	2026	2025	2024
Films and other flexible products	Global Flexible Packaging Solutions	$11,742	$9,035	$8,463
Films and other flexible products	Global Rigid Packaging Solutions	811	806	847
Specialty flexible folding cartons	Global Flexible Packaging Solutions	1,087	1,031	1,022
Containers, preforms, and closures	Global Rigid Packaging Solutions	9,866	4,137	3,308
Net sales		$23,506	$15,009	$13,640

    The following table provides long-lived asset information for the major countries in which the Company operates. Long-lived assets include property, plant, and equipment, net of accumulated depreciation and impairments.

	June 30,
($ in millions)	2026	2025
United States of America	$3,585	$3,872
Other countries (1)	3,824	4,330
Long-lived assets	$7,409	$8,202
(1)Includes the Company's country of domicile, Jersey. The Company had no long-lived assets in Jersey in any period shown. No individual country represented more than 10% of the respective totals.

    The following tables disaggregate net sales information by geography in which the Company operates based on manufacturing or selling operations:

	Year Ended June 30, 2026
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$6,346	$5,379	$11,725
Latin America	250	1,630	1,880
Europe (1)	4,536	3,305	7,841
Asia Pacific	1,697	363	2,060
Net sales	$12,829	$10,677	$23,506

	Year Ended June 30, 2025
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$4,429	$2,765	$7,194
Latin America	199	1,591	1,790
Europe (1)	3,792	529	4,321
Asia Pacific	1,646	58	1,704
Net sales	$10,066	$4,943	$15,009

	Year Ended June 30, 2024
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$4,095	$2,508	$6,603
Latin America	267	1,646	1,913
Europe (1)	3,507	—	3,507
Asia Pacific	1,617	—	1,617
Net sales	$9,486	$4,154	$13,640

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

    The entities above were the only parties to the Deed as of June 30, 2026, and comprise the closed group for the purposes of the Deed (and also the extended closed group). ARP North America Holdco Ltd and ARP LATAM Holdco Ltd were newly incorporated entities and were added to the deed on September 25, 2019. By a Revocation Deed, dated September 9, 2021, the Deed was revoked in respect of Amcor Flexibles (Dandenong) Pty Ltd, Packsys Pty Ltd, Packsys Holdings (Aus) Pty Ltd, and Techni-Chem Australia Pty Ltd. No other parties have been added, removed or the subject to a notice of disposal since September 9, 2021.

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

Deed of Cross Guarantee
Consolidated Statements of Income
($ in millions)

For the years ended June 30,	2026	2025
Net sales	$334	$305
Cost of sales	(310)	(269)

Gross profit	24	36

Operating expenses (1)	(2,148)	(189)
Other income, net	1,254	1,241

Operating income/(loss)	(870)	1,088

Interest income	46	31
Interest expense	(28)	(24)
Income/(loss) before income taxes	(852)	1,095

Income tax expense/(benefit)	25	(19)

Net income/(loss)	$(827)	$1,076

(Net income)/loss attributable to non-controlling interest	226	(7)

Net income/(loss) attributable to Deed	$(601)	$1,069
(1)Includes intercompany expenses incurred with Amcor entities outside the Deed, mainly attributable to intercompany restructuring activities.

Deed of Cross Guarantee
Consolidated Statements of Comprehensive Income
($ in millions)

For the years ended June 30,	2026	2025
Net income/(loss)	$(827)	$1,076
Other comprehensive income/(loss) (1):
Foreign currency translation adjustments, net of tax	29	(2)
Other comprehensive income/(loss)	29	(2)
Comprehensive income/(loss) attributable to non-controlling interest	226	(7)
Total comprehensive income/(loss)	$(572)	$1,067
(1)All of the items in other comprehensive income/(loss) may be reclassified subsequently to profit or loss.

Deed of Cross Guarantee
Consolidated Statements of Income and Retained Earnings
($ in millions)

For the years ended June 30,	2026	2025
Retained earnings, beginning balance	$6,988	$6,761
Net income/(loss) attributable to Deed	(601)	1,069

Retained earnings before distribution	6,387	7,830

Dividends recognized during the financial period	(1,252)	(842)

Retained earnings at the end of the financial period	$5,135	$6,988

Deed of Cross Guarantee
Consolidated Balance Sheets
($ in millions)

As of June 30,	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,840	$154
Receivables, net	410	297
Inventories	62	59
Prepaid expenses and other current assets	25	28
Total current assets	2,337	538
Non-current assets:
Property, plant, and equipment, net	63	61
Deferred tax assets	44	5
Other intangible assets, net	11	11
Goodwill	92	87
Other non-current assets	17,484	21,263
Total non-current assets	17,694	21,427
Total assets	$20,031	$21,965
Liabilities
Current liabilities:
Short-term debt	$201	$53
Payables	130	155
Accrued employee costs	22	20
Other current liabilities	37	109
Total current liabilities	390	337
Non-current liabilities:
Other non-current liabilities	2	2
Total liabilities	392	339
Shareholders' Equity
Issued capital	23	23
Additional paid-in capital	13,429	13,103
Retained earnings	5,135	6,988
Accumulated other comprehensive income	1,052	1,023
Total Deed shareholders' equity	19,639	21,137
Non-controlling interest (1)	—	489
Total shareholders' equity	19,639	21,626
Total liabilities and shareholders' equity	$20,031	$21,965
(1)The non-controlling interest in ARP North America Holdco Ltd was fully acquired by Amcor plc in June 2026.

Note 23 - Supplemental Cash Flow Information

    Supplemental cash flow information and non-cash investing activities are as follows:

	For the years ended June 30,
($ in millions)	2026	2025	2024
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$611	$329	$336
Income taxes paid	451	261	253
Non-cash financing activities:
Issuance of equity to acquire Berry Global Group, Inc. (1)	$—	$8,138	$—
Non-cash investing activities:
Purchase of property, plant, and equipment accrued, but not paid	$106	$93	$81
Contingent and deferred liabilities incurred related to acquired businesses, but not paid	6	8	27
(1)Non-cash financing activities in fiscal year 2025 include the issuance of ordinary shares as equity consideration related to the Merger. Refer to Note 4, "Acquisitions and Divestitures" for further information.

Note 24 - Subsequent Events

    On August 12, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.65 per share to be paid on September 24, 2026, to shareholders of record as of September 4, 2026. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between its ordinary share and CHESS Depositary Instrument ("CDI") registers from September 3, 2026, to September 4, 2026, inclusive.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

    Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of June 30, 2026.

    The effectiveness of our internal control over financial reporting as of June 30, 2026, has been audited by PricewaterhouseCoopers AG, an independent registered public accounting firm, as stated in their report, which appears on "Item 8. - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

    During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    Not applicable.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2026, and such information is expressly incorporated herein by reference. Information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K.

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

Item 11. - Executive Compensation

    Information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2026, and such information is expressly incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

    Equity compensation plans as of June 30, 2026, were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	15,908,927	(1)	$44.77	(2)	1,513,128	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	15,908,927	(1)	$44.77	(2)	1,513,128	(3)
(1)Includes outstanding option awards of 8,609,586, which have a weighted-average exercise price of $44.77, 4,113,294 awards of ordinary shares issuable upon vesting of performance shares/rights, 2,027,006 awards of ordinary shares issuable upon vesting of share rights, and 1,159,041 restricted shares issued under the share retention plan.
(2)Performance shares/rights, share rights, restricted share units, and non-executive director share plans are excluded when determining the weighted-average exercise price of outstanding options.
(3)May be issued as options, performance shares/rights, share rights, or restricted share units.

    The additional information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2026, and such information is expressly incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions, and Director Independence

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2026, and such information is expressly incorporated herein by reference.

Item 14. - Principal Accountant Fees and Services

    The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after June 30, 2026, and such information is expressly incorporated herein by reference.

PART IV

Item 15. - Exhibits and Financial Statement Schedules

Pages in Form 10-K
(a) Financial Statements, Financial Statement Schedule, and Exhibits

(1) Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 1358)	51
Consolidated Statements of Income	53
Consolidated Statements of Comprehensive Income	54
Consolidated Balance Sheets	55
Consolidated Statements of Cash Flows	56
Consolidated Statements of Equity	57
Notes to Consolidated Financial Statements	58

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves	130
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit	Description	Form of Filing
2.1
Agreement and Plan of Merger, dated as of November 19, 2024, by and among Amcor plc, Aurora Spirit, Inc. and Berry Global Group, Inc. (incorporated by reference to Exhibit 2.1 to Amcor plc’s Current Report on Form 8-K/A filed on November 19, 2024).
Incorporated by Reference
2.2
RMT Transaction Agreement, dated February 6, 2024, by and among Berry Global Group, Inc., Treasure Holdco, Inc., Glatfelter Corporation, Treasure Merger Sub I, Inc. and Treasure Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to Berry Global Group, Inc.'s, Current Report on Form 8-K/A filed on February 12, 2024).
Incorporated by Reference
3.1	Articles of Association of Amcor plc (incorporated by reference to Exhibit 3.1 to Amcor plc’s Current Report on Form 8-K filed on June 13, 2019).	Incorporated by Reference
3.2	Memorandum of Association of Amcor plc (incorporated by reference to Exhibit 3.1 to Amcor plc’s Registration Statement on Form S-4 filed on March 12, 2019).	Incorporated by Reference
3.3	Amended Memorandum of Association of Amcor plc, dated January 14, 2026 (incorporated by reference to Exhibit 3.1 to Amcor plc’s Form 8-K filed on January 15, 2026).	Incorporated by Reference
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
Incorporated by Reference
4.7	Form of 2.630% Guaranteed Senior Note Due 2030 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).	Incorporated by Reference
4.8	Form of 1.125% Guaranteed Senior Note Due 2027 (incorporated by reference to Exhibit 4.2 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).	Incorporated by Reference
4.9
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
4.13
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
4.19
Indenture, dated as of June 19, 2020, by and among Bemis Company, Inc., as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 19, 2020).
Incorporated by Reference
4.20
Indenture, dated as of June 23, 2020, by and among Amcor UK Finance plc, as issuer, Amcor plc, Amcor Finance (USA), Inc., Amcor Pty Ltd, Bemis Company, Inc., Inc. and Deutsche Bank Trust Company Americas, the trustee (incorporated by reference to Exhibit 4.1 on Amcor plc’s Current Report on Form 8-K filed on June 23, 2020).
Incorporated by Reference
4.21	Description of the Company's Common Stock	Filed Herewith

Exhibit	Description	Form of Filing
4.22	Description of the Company's 1.125% Guaranteed Senior Note Due 2027	Filed Herewith
4.23	Description of the Company's 5.450% Guaranteed Senior Note Due 2029	Filed Herewith
4.24	Description of the Company's 3.950% Guaranteed Senior Note Due 2032	Filed Herewith
4.25	Form of 2.690% Guaranteed Senior Note Due 2031 (incorporated by reference to Exhibit 4.3 on Amcor plc's Current Report on Form 8-K filed on May 25, 2021).	Incorporated by Reference
4.26	Form of 5.450% Guaranteed Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to Amcor plc’s Current Report on Form 8-K filed on May 23, 2024).	Incorporated by Reference
4.27	Form of 3.950% Guaranteed Senior Note due 2032 (incorporated by reference to Exhibit 4.3 to Amcor plc’s Current Report on Form 8-K filed on May 29, 2024).	Incorporated by Reference
4.28
First Supplemental Indenture, dated as of June 30, 2022, among Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 on Amcor plc's Current Report on Form 8-K filed on July 1, 2022).
Incorporated by Reference
4.29
Second Supplemental Indenture, dated as of June 30, 2022, among Amcor Finance (USA), Inc., Amcor Flexibles North America, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 on Amcor plc's Current Report on Form 8-K filed on July 1, 2022).
Incorporated by Reference
4.30
Indenture, dated as of March 17, 2025, among Amcor Flexibles North America, Inc., Amcor plc, Amcor Finance (USA), Inc., Amcor UK Finance plc, Amcor Pty Ltd and Amcor Group Finance plc and Deutsche Bank Trust Company Americas, as trustee (including the guarantees)(incorporated by reference to Exhibit 4.1 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).**
Incorporated by Reference
4.31	Form of 4.800% Guaranteed Senior Note due 2028 (incorporated by reference to Exhibit 4.5 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).	Incorporated by Reference
4.32	Form of 5.100% Guaranteed Senior Note due 2030 (incorporated by reference to Exhibit 4.6 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).	Incorporated by Reference
4.33	Form of 5.500% Guaranteed Senior Note due 2035 (incorporated by reference to Exhibit 4.7 to Amcor plc’s Current Report on Form 8-K filed on March 17, 2025).	Incorporated by Reference
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
Incorporated by Reference
4.35
Third Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 1.65% First Priority Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.39 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.36
Second Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 1.50% First Priority Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.40 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.37
Third Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 5.50% First Priority Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.41 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.38
Third Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 5.650% First Priority Senior Secured Notes due 2034 (incorporated by reference to Exhibit 4.42 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference

Exhibit	Description	Form of Filing
4.39
Second Supplemental Indenture, dated April 30, 2025, between Berry Global, Inc., Amcor plc, Amcor Flexibles North America, Inc., Amcor Finance (USA), Inc., Amcor Group Finance plc, Amcor UK Finance plc and U.S. Bank Trust Company, National Association, relating to the 5.800% First Priority Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.43 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.40
First Supplemental Indenture, dated April 30, 2025, among Amcor Flexibles North America, Inc., Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 4.800% Guaranteed Senior Notes due 2028, 5.100% Guaranteed Senior Notes due 2030 and 5.500% Guaranteed Senior Notes due 2035 (incorporated by reference to Exhibit 4.44 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.41
First Supplemental Indenture, dated April 30, 2025, among Amcor Group Finance plc, Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 5.450% Guaranteed Senior Notes due 2029 (incorporated by reference to Exhibit 4.45 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.42
First Supplemental Indenture, dated April 30, 2025, among Amcor UK Finance plc, Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 3.950% Guaranteed Senior Notes due 2032 (incorporated by reference to Exhibit 4.46 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.43
Second Supplemental Indenture, dated April 30, 2025, among Amcor Flexibles North America, Inc., Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 3.100% Guaranteed Senior Notes due 2026 (incorporated by reference to Exhibit 4.47 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.44
Second Supplemental Indenture, dated April 30, 2025, among Amcor Flexibles North America, Inc., Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 4.000% Guaranteed Senior Notes due 2025, 2.630% Guaranteed Senior Notes due 2030 and 2.690% Guaranteed Senior Notes due 2031 (incorporated by reference to Exhibit 4.48 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.45
Second Supplemental Indenture, dated April 30, 2025, among Amcor UK Finance plc, Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 1.125% Guaranteed Senior Notes due 2027 (incorporated by reference to Exhibit 4.49 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.46
Second Supplemental Indenture, dated April 30, 2025, among Amcor Finance (USA), Inc., Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 5.625% Guaranteed Senior Notes due 2033 (incorporated by reference to Exhibit 4.50 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.47
Third Supplemental Indenture, dated April 30, 2025, among Amcor Flexibles North America, Inc., as Substitute Issuer, Berry Global Group, Inc., Berry Global, Inc., and Deutsche Bank Trust Company Americas, relating to the 4.500% Guaranteed Senior Notes due 2028 (incorporated by reference to Exhibit 4.51 to Amcor plc’s Annual Report on Form 10-K filed on August 15, 2025).
Incorporated by Reference
4.48
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
4.49
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
Incorporated by Reference

Exhibit	Description	Form of Filing
4.50
Indenture, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.50% First Priority Senior Secured Notes due 2028, dated March 30, 2023 (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on March 30, 2023).
Incorporated by Reference
4.51
Indenture, dated January 17, 2024, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.650% First Priority Senior Secured Notes due 2034, (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on January 17, 2024).
Incorporated by Reference
4.52
Indenture, dated May 28, 2024, among Berry Global, Inc., certain guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent, relating to the 5.800% First Priority Senior Secured Notes due 2031, (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.’s Current Report on Form 8-K filed on May 28, 2024).
Incorporated by Reference
4.53
First Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 1.50% First Priority Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
Incorporated by Reference
4.54
Second Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 1.65% First Priority Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.2 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
Incorporated by Reference
4.55
Second Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 5.50% First Priority Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
Incorporated by Reference
4.56
First Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 5.800% First Priority Senior Secured Notes due 2031 (incorporated by reference to Exhibit 4.4 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
Incorporated by Reference
4.57
Second Supplemental Indenture, dated March 5, 2025, between Berry Global, Inc. and U.S. Bank Trust Company, National Association, relating to the 5.650% First Priority Senior Secured Notes due 2034 (incorporated by reference to Exhibit 4.5 to Berry Global Group, Inc.'s Form 8-K filed on March 5, 2025).
Incorporated by Reference
4.58
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
Incorporated by Reference
4.59	Form of 4.250% Guaranteed Senior Note due 2029 (incorporated herein by reference to Exhibit 4.4 to Amcor plc’s Current Report on Form 8-K filed on March 10, 2026).	Incorporated by Reference
4.60	Form of 5.125% Guaranteed Senior Note due 2036 (incorporated herein by reference to Exhibit 4.5 to Amcor plc’s Current Report on Form 8-K filed on March 10, 2026).	Incorporated by Reference
4.61
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
Incorporated by Reference
4.62	Form of 3.200% Guaranteed Senior Note due 2029 (incorporated by reference to Exhibit 4.5 to Amcor plc's Current Report on Form 8-K filed on November 17, 2025).	Incorporated by Reference
4.63	Form of 3.750% Guaranteed Senior Note due 2033 (incorporated by reference to Exhibit 4.6 to Amcor plc's Current Report on Form 8-K filed on November 17, 2025).	Incorporated by Reference
4.64	Description of 3.200% Senior Notes Due 2029	Filed Herewith

Exhibit	Description	Form of Filing
4.65	Description of 3.750% Senior Notes Due 2033	Filed Herewith
4.66
Fourth Supplemental Indenture, dated November 17, 2025, between Berry Global, Inc., Amcor International UK plc and U.S. Bank Trust Company, National Association, relating to the 1.65% First Priority Senior Secured Notes due 2027.
Filed Herewith
4.67
Third Supplemental Indenture, dated November 17, 2025, between Berry Global, Inc., Amcor International UK plc and U.S. Bank Trust Company, National Association, relating to the 1.50% First Priority Senior Secured Notes due 2027.
Filed Herewith
4.68
Fourth Supplemental Indenture, dated November 17, 2025, between Berry Global, Inc., Amcor International UK plc and U.S. Bank Trust Company, National Association, relating to the 5.50% First Priority Senior Secured Notes due 2028.
Filed Herewith
4.69
Fourth Supplemental Indenture, dated November 17, 2025, between Berry Global, Inc., Amcor International UK plc and U.S. Bank Trust Company, National Association, relating to the 5.650% First Priority Senior Secured Notes due 2034.
Filed Herewith
4.70
Third Supplemental Indenture, dated November 17, 2025, between Berry Global, Inc., Amcor International UK plc and U.S. Bank Trust Company, National Association, relating to the 5.800% First Priority Senior Secured Notes due 2031.
Filed Herewith
4.71
Second Supplemental Indenture, dated November 17, 2025, among Amcor Flexibles North America, Inc., Amcor International UK plc, and Deutsche Bank Trust Company Americas, relating to the 4.800% Guaranteed Senior Notes due 2028, 5.100% Guaranteed Senior Notes due 2030 and 5.500% Guaranteed Senior Notes due 2035.
Filed Herewith
4.72
Second Supplemental Indenture, dated November 17, 2025, among Amcor Group Finance plc, Amcor International UK plc, and Deutsche Bank Trust Company Americas, relating to the 5.450% Guaranteed Senior Notes due 2029.
Filed Herewith
4.73
Second Supplemental Indenture, dated November 17, 2025, among Amcor UK Finance plc, Amcor International UK plc, and Deutsche Bank Trust Company Americas, relating to the 3.950% Guaranteed Senior Notes due 2032.
Filed Herewith
4.74
Third Supplemental Indenture, dated November 17, 2025, among Amcor Flexibles North America, Inc., Amcor International UK plc, and Deutsche Bank Trust Company Americas, relating to the 3.100% Guaranteed Senior Notes due 2026.
Filed Herewith
4.75
Third Supplemental Indenture, dated November 17, 2025, among Amcor Flexibles North America, Inc., Amcor International UK plc, and Deutsche Bank Trust Company Americas, relating to the 4.000% Guaranteed Senior Notes due 2025, 2.630% Guaranteed Senior Notes due 2030 and 2.690% Guaranteed Senior Notes due 2031.
Filed Herewith
4.76
Third Supplemental Indenture, dated November 17, 2025, among Amcor UK Finance plc, Amcor International UK plc, and Deutsche Bank Trust Company Americas, relating to the 1.125% Guaranteed Senior Notes due 2027.
Filed Herewith
4.77
Third Supplemental Indenture, dated November 17, 2025, among Amcor Finance (USA), Inc., Amcor International UK plc, and Deutsche Bank Trust Company Americas, relating to the 5.625% Guaranteed Senior Notes due 2033.
Filed Herewith
4.78
Fourth Supplemental Indenture, dated November 17, 2025, among Amcor Flexibles North America, Inc., as Substitute Issuer, Amcor International UK plc, and Deutsche Bank Trust Company Americas, relating to the 4.500% Guaranteed Senior Notes due 2028.
Filed Herewith
4.79
Supplemental Indenture, dated as of June 13, 2019, by and between AFUI and Deutsche Bank, as trustee (incorporated by reference to Exhibit 10.1 on Amcor plc’s Current Report on Form 8-K filed on June 17, 2019).
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
Incorporated by Reference
10.30	Mutual Settlement Agreement between Amcor Group GmbH and Michael Casamento, dated as of October 8, 2025 (incorporated by reference to Exhibit 10.3 to Amcor plc’s Form 8-K filed on October 9, 2025).*	Incorporated by Reference
10.31	Letter Agreement between Amcor plc and Stephen R. Scherger, dated as of October 8, 2025 (incorporated by reference to Exhibit 10.4 to Amcor plc’s Form 8-K filed on October 9, 2025).*	Incorporated by Reference
10.32	Amcor plc Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Amcor Plc's Form 8-K filed on September 25, 2025).*	Incorporated by Reference
10.33
Transition, Retirement Agreement and General Release between Amcor Flexibles North America, Inc. and Fred Stephan, dated as of June 10, 2026 (incorporated by reference to Exhibit 10.1 to Amcor plc’s Form 8-K filed on June 15, 2026).*
Incorporated by Reference
10.34	Letter Agreement between Amcor Flexibles North America, Inc. and Ryan D. Yost, dated as of June 10, 2026 (incorporated by reference to Exhibit 10.2 to Amcor plc’s Form 8-K filed June 15, 2026).*	Incorporated by Reference
19	Insider Share Trading Policy	Filed Herewith
21	Subsidiaries of Amcor plc.	Filed Herewith
22	Subsidiary Guarantors and Issuers of Guaranteed Securities.	Filed Herewith
23	Consent of PricewaterhouseCoopers AG as auditors for the financial statements of Amcor plc.	Filed Herewith
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.	Filed Herewith

Exhibit		Description	Form of Filing
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.	Furnished Herewith
97		Amcor plc Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Amcor plc's Form 10-K filed on August 16, 2024).	Incorporated by Reference
101	.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	Filed Electronically
101	.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Electronically
101	.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Electronically
101	.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Electronically
101	.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Electronically
101	.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Electronically
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed Electronically
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

AMCOR PLC

By	/s/ Stephen R. Scherger	By	/s/ Julie Sorrells
	Stephen R. Scherger, Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
	August 14, 2026		August 14, 2026

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stephen R. Scherger	/s/ Julie Sorrells
Stephen R. Scherger, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Julie Sorrells, Vice President & Corporate Controller (Principal Accounting Officer)
August 14, 2026	August 14, 2026

/s/ Peter Konieczny	/s/ Lucrèce Foufopoulos-De Ridder
Peter Konieczny, Director and Chief Executive Officer (Principal Executive Officer)	Lucrèce Foufopoulos-De Ridder, Director
August 14, 2026	August 14, 2026

/s/ Graeme Liebelt	/s/ Graham Chipchase
Graeme Liebelt, Director and Chairman	Graham Chipchase, Director
August 14, 2026	August 14, 2026

/s/ Nicholas (Tom) Long	/s/ Jonathan F. Foster
Nicholas (Tom) Long, Director	Jonathan F. Foster, Director
August 14, 2026	August 14, 2026

/s/ Stephen E. Sterrett	/s/ Susan Carter
Stephen E. Sterrett, Director	Susan Carter, Director
August 14, 2026	August 14, 2026

/s/ Achal Agarwal	/s/ James T. Glerum, Jr.
Achal Agarwal, Director	James T. Glerum, Jr., Director
August 14, 2026	August 14, 2026

/s/ Jill A. Rahman
Jill A. Rahman, Director
August 14, 2026

Schedule II - Valuation and Qualifying Accounts and Reserves
($ in millions)

    Reserves for Credit Losses, Sales Returns, Discounts, and Allowances:

Year ended June 30,	Balance at Beginning of the Year	Additions Charged to Profit and Loss	Write-offs	Foreign Currency Impact and Other (1)	Balance at End of the Year
2026	$34	$7	$(4)	$11	$48
2025	24	4	(5)	11	34
2024	21	7	(3)	(1)	24
(1)Foreign Currency Impact and Other includes reserve accruals related to acquisitions. Fiscal year 2026 and 2025 include $12 million and $10 million impact from the Merger.