Form 10-Q
period 2026-09-30
Amcor plc
filed 2026-11-05
CIK 1748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    As of November 3, 2026, the registrant had 462,345,690 ordinary shares, $0.05 par value, outstanding.

Amcor plc
Quarterly Report on Form 10-Q

Cautionary Statement Regarding Forward-Looking Statements

    Unless otherwise indicated, references to "Amcor," the "Company," "we," "our," and "us" in this Quarterly Report on Form 10-Q refer to Amcor plc and its consolidated subsidiaries.

    This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identified with words like "believe," "expect," "target," "project," "may," "could," "would," "approximately," "possible," "will," "should," "intend," "plan," "anticipate," "commit," "estimate," "potential," "ambitions," "outlook," or "continue," the negative of these words, other terms of similar meaning, or the use of future dates. Such statements are based on the current expectations of the management of Amcor and are qualified by the inherent risks and uncertainties surrounding future expectations generally. Actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. Neither Amcor nor any of its respective directors, executive officers, or advisors provides any representation, assurance, or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur or if any of them do occur, what impact they will have on the business, results of operations or financial condition of Amcor. Should any risks and uncertainties develop into actual events, these developments could have a material adverse effect on Amcor's business. Risks and uncertainties that could cause actual results to differ from expectations include, but are not limited to:

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
•changes in tax laws or changes in our geographic mix of earnings; and
•changes in trade policy, including tariff and customs regulations or failure to comply with such regulations.

    These risks and uncertainties are supplemented by those identified from time to time in our filings with the Securities and Exchange Commission (the "SEC"), including without limitation, those described under Part I, "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and as updated by our quarterly reports on Form
10-Q. You can obtain copies of Amcor’s filings with the SEC for free at the SEC’s website (www.sec.gov). Forward-looking statements included herein are made only as of the date hereof and Amcor does not undertake any obligation to update any forward-looking statements, or any other information in this communication, as a result of new information, future developments or otherwise, or to correct any inaccuracies or omissions in them which become apparent, except as expressly required by law. All forward-looking statements in this communication are qualified in their entirety by this cautionary statement.

Part I - Financial Information
Item 1. Financial Statements (unaudited)
Amcor plc and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2026	2025
Net sales	$6,129	$5,745
Cost of sales	(4,970)	(4,621)

Gross profit	1,159	1,124

Selling, general, and administrative expenses	(468)	(435)
Amortization of acquired intangible assets	(140)	(133)
Research and development expenses	(41)	(46)
Restructuring, transaction and integration expenses, net	(62)	(75)
Other income, net	6	26

Operating income	454	461

Interest income	13	15
Interest expense	(166)	(168)
Other non-operating income/(expenses), net	(2)	1

Income before income taxes and equity in income of affiliated companies	299	309

Income tax expense	(58)	(49)
Equity in income of affiliated companies, net of tax	1	2

Net income	$242	$262

Net income attributable to non-controlling interests	—	—

Net income attributable to Amcor plc	$242	$262

Basic earnings per share:	$0.52	$0.57
Diluted earnings per share:	$0.52	$0.57
Prior period presented has been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 1, "Nature of Operations and Basis of Presentation" for further information. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2026	2025
Net income	$242	$262
Other comprehensive income:
Net gains/(losses) on cash flow hedges, net of tax (a)	(1)	3
Foreign currency translation adjustments, net of tax (b)	13	(4)
Net investment hedge of foreign operations, net of tax (c)	13	20
Excluded components of fair value hedges	(2)	6
Pension, net of tax (d)	1	1
Other comprehensive income	24	26
Total comprehensive income	266	288
Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive income attributable to Amcor plc	$266	$288

(a) Tax expense related to cash flow hedges	$—	$(1)
(b) Tax benefit related to foreign currency translation adjustments	$1	$1
(c) Tax expense related to net investment hedge of foreign operations	$(1)	$(7)
(d) Tax benefit related to pension adjustments	$—	$—
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

($ in millions, except share and per share data)	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$832	$1,115
Trade receivables, net of allowance for credit losses of $48 and $48, respectively	3,752	3,639
Inventories, net:
Raw materials and supplies	1,556	1,531
Work in process and finished goods	2,219	2,141
Prepaid expenses and other current assets	869	900
Total current assets	9,228	9,326
Non-current assets:
Property, plant, and equipment, net	7,440	7,409
Operating lease assets	1,008	1,039
Deferred tax assets	235	199
Other intangible assets, net	6,448	6,588
Goodwill	12,060	12,075
Employee benefit assets	41	57
Other non-current assets	392	402
Total non-current assets	27,624	27,769
Total assets	$36,852	$37,095
Liabilities
Current liabilities:
Current portion of long-term debt	$79	$15
Short-term debt	174	135
Trade payables	3,225	4,021
Accrued employee costs	627	694
Other current liabilities	2,498	2,570
Total current liabilities	6,603	7,435
Non-current liabilities:
Long-term debt, less current portion	14,590	13,862
Operating lease liabilities	819	852
Deferred tax liabilities	2,121	2,080
Employee benefit obligations	269	309
Other non-current liabilities	707	756
Total non-current liabilities	18,506	17,859
Total liabilities	$25,109	$25,294

Commitments and contingencies (See Note 16)

Shareholders' Equity
Amcor plc shareholders’ equity:
Ordinary shares ($0.05 par value)
Authorized (1,800.0 million shares)
Issued (462.3 and 462.3 million shares, respectively)	$23	$23
Additional paid-in capital	12,239	12,255
Retained earnings	401	459
Accumulated other comprehensive loss	(907)	(931)
Treasury shares (0.5 and 0.4 million shares, respectively)	(24)	(16)
Total Amcor plc shareholders' equity	11,732	11,790
Non-controlling interests	11	11
Total shareholders' equity	11,743	11,801
Total liabilities and shareholders' equity	$36,852	$37,095
Prior period presented has been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 1, "Nature of Operations and Basis of Presentation" for further information. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2026	2025
Cash flows from operating activities:
Net income	$242	$262
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and impairment	365	364
Net periodic benefit cost	5	4
Amortization of debt discount and other deferred financing costs	6	16
Net loss/(gain) on disposal of property, plant, and equipment	1	(24)
Net loss on disposal of businesses and affiliated companies	6	—
Equity in income of affiliated companies	(1)	(2)
Net foreign exchange (gain)/loss	(1)	3
Share-based compensation	12	10
Other, net	37	(17)
Loss from highly inflationary accounting for Argentine subsidiaries	3	13
Deferred income taxes, net	(27)	(44)
Changes in operating assets and liabilities, excluding effect of acquisitions, divestitures, and currency	(1,175)	(718)
Net cash used in operating activities	(527)	(133)
Cash flows from investing activities:
Business acquisitions	—	(16)
Purchase of property, plant, and equipment, and other intangible assets	(301)	(238)
Payments from divestitures	(6)	—
Proceeds from sales of property, plant, and equipment, and other intangible assets	6	28
Net cash used in investing activities	(301)	(226)
Cash flows from financing activities:
Purchase of treasury shares and tax withholdings for share-based incentive plans	(36)	(36)
Proceeds from issuance of long-term debt	—	1
Repayment of long-term debt	(302)	(2)
Net borrowing of commercial paper	1,143	730
Net borrowing/(repayment) of short-term debt	36	(33)
Repayment of lease liabilities	(2)	(8)
Dividends paid	(300)	(294)
Net cash provided by financing activities	539	358

Effect of exchange rates on cash and cash equivalents	6	(1)

Net decrease in cash and cash equivalents	(283)	(2)
Cash and cash equivalents balance at beginning of year	1,115	827

Cash and cash equivalents balance at end of period	$832	$825

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$159	$163
Income taxes paid	$42	$105

Supplemental non-cash disclosures relating to investing and financing activities:
Purchase of property, plant, and equipment, accrued but unpaid	$75	$88
Contingent purchase considerations related to acquired businesses, accrued but not paid	$6	$6
See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

($ in millions, except per share data)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non-controlling Interests	Total
Balance as of June 30, 2025	$23	$12,226	$548	$(1,063)	$(6)	$12	$11,740
Net income			262			—	262
Other comprehensive income				26		—	26
Issuance of shares for share-based awards		25			(25)		—
Dividends declared ($0.6375 per share)			(294)				(294)
Options exercised and shares vested, and related tax withholdings		(32)			18		(14)
Net settlement of forward contracts to purchase own equity for share-based incentive plans, net of tax		22					22
Purchase of treasury shares					(22)		(22)
Share-based compensation expense		10					10
Balance as of September 30, 2025	$23	$12,251	$516	$(1,037)	$(35)	$12	$11,730

Balance as of June 30, 2026	$23	$12,255	$459	$(931)	$(16)	$11	$11,801
Net income			242			—	242
Other comprehensive income				24		—	24
Dividends declared ($0.65 per share)			(300)			—	(300)
Options exercised and shares vested, and related tax withholdings		(28)			21		(7)
Purchase of treasury shares					(29)		(29)
Share-based compensation expense		12					12
Balance as of September 30, 2026	$23	$12,239	$401	$(907)	$(24)	$11	$11,743
Prior period presented has been retroactively adjusted to reflect the 1-for-5 reverse stock split effected on January 14, 2026. See Note 1, "Nature of Operations and Basis of Presentation" for further information. See accompanying notes to condensed consolidated financial statements.

Amcor plc and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

    Amcor plc ("Amcor" or the "Company") is a public limited company incorporated under the laws of the Bailiwick of Jersey. The Company's history dates back more than 150 years, with origins in both Australia and the United States of America. On April 30, 2025, the Company completed its acquisition (the "Merger") of Berry Global Group, Inc. ("Berry"). The combination of Amcor and Berry has created a global packaging leader that employs approximately 75,000 individuals and has approximately 400 manufacturing facilities in more than 40 countries.

    Today, we are a global leader in developing and producing primary responsible consumer packaging and dispensing solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enables us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons, and closures that are more sustainable, functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by U.S. GAAP for complete financial statements. Further, the year-end condensed consolidated balance sheet data as of June 30, 2026, was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. It is management's opinion, however, that all material and recurring adjustments have been made that are necessary for a fair statement of the Company's interim financial position, results of operations, and cash flows. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

    There have been no material changes to the accounting policies followed by the Company during the current fiscal year to date. The Company has certain U.S. and foreign subsidiaries that report on a 5-4-4 calendar or 52-week fiscal year, all of which were acquired as part of the Merger completed on April 30, 2025, and which the Company consolidates into its respective fiscal period. The difference in period ends for these foreign and U.S. subsidiaries has been determined to not be material. Certain amounts in the Company's notes to unaudited condensed consolidated financial statements may not add or recalculate due to rounding.

    Change in Fiscal Year: Historically, the Company reported on a fiscal year basis starting July 1 and ending June 30. Effective July 1, 2026, the Company transitioned the fiscal year-end from June 30 to December 31. The Company will report its financial results for the six-month transition period of July 1, 2026 through December 31, 2026 (the "Transition Period"), on a Transition Report on Form 10-K/T and will thereafter file an Annual Report on Form 10-K for the first full calendar fiscal year ending on December 31, 2027. In these unaudited condensed consolidated financial statements, the fiscal years ended on June 30, 2026 and June 30, 2025 are referred to as "fiscal year 2026" and "fiscal year 2025", respectively.

    Reverse Stock Split: On January 14, 2026, the Company filed an amendment to its memorandum of association to effect a 1-for-5 reverse stock split (the "Reverse Split"). The Reverse Split became effective on January 14, 2026. In connection with the Reverse Split, the par value of the Company's ordinary shares was increased to $0.05 and the Company's number of ordinary shares authorized was reduced to 1,800 million ordinary shares. Any resulting fractional shares were settled in cash. All share and per share amounts for all prior periods presented in the accompanying unaudited condensed consolidated financial statements and applicable disclosures have been adjusted retroactively to reflect the Reverse Split.

    Segment Information: Effective January 1, 2026, certain of the Company’s flexible operations in Latin America previously included in the Global Flexible Packaging Solutions reportable segment are now reflected in the Global Rigid Packaging Solutions reportable segment as the Company consolidated management of its flexible and rigid packaging operations under one management team and the Company's Chief Operating Decision Maker is now reviewing results under this new structure. Prior period amounts have been recast to conform with current period presentation. Refer to Note 14, "Segments," for information on the Company's reportable segments.

Note 2 - New Accounting Guidance

Accounting Standards Not Yet Adopted

    In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 that requires companies to disclose disaggregated information about certain income statement expense line items. The ASU becomes effective for the Company for annual periods beginning January 1, 2027, and interim reporting periods beginning with the first quarter of the fiscal year beginning January 1, 2028, with early adoption permitted. The Company expects this standard to impact the Company's disclosures with no material impacts to the Company's financial results.

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

Note 3 - Acquisitions

Fiscal Year 2026

    On August 29, 2025, the Company completed the acquisition of a 100% equity interest in a Brazilian entity manufacturing rigid packaging. The purchase consideration amounted to $17 million. The acquisition was part of the Company's Global Rigid Packaging Solutions reportable segment and resulted in the recognition of acquired identifiable net assets of $16 million and goodwill of $1 million. Goodwill is not deductible for tax purposes. The fair values of the identifiable net assets acquired and goodwill were based on market and cost valuation methods.

Note 4 - Restructuring, Transaction, and Integration Expenses, Net

    Restructuring, transaction and integration expenses, net, as reported on the unaudited condensed consolidated statements of income are summarized as follows:

	Three Months Ended September 30,
($ in millions)	2026	2025
Transaction costs	$—	$(22)
Restructuring, integration and related expenses, net (1)	(62)	(53)
Restructuring, transaction, and integration expenses, net	$(62)	$(75)
(1)Includes restructuring and related expenses of $59 million and integration costs of $3 million for the three months ended September 30, 2026. Includes restructuring and related expenses of $45 million and integration costs of $8 million for the three months ended September 30, 2025.

    Transaction costs include advisory services, financing-related, legal, and other costs associated with the Merger.

    Refer to Note 5, "Restructuring" for information on restructuring, integration and other related expenses, net.

Note 5 - Restructuring

    Restructuring and related expenses, net, were $59 million and $45 million during the three months ended September 30, 2026, and 2025, respectively. The net expenses related to restructuring activities have been presented on the unaudited condensed consolidated statements of income as part of restructuring, transaction and integration expenses, net. The Company's restructuring activities for the three months ended September 30, 2026, and 2025 consisted primarily of restructuring activities related to the Berry Plan (as defined below), with the remaining activities related to Other Restructuring Plans (as defined below).

    Restructuring related expenses are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. The Company believes the disclosure of restructuring related expenses provides more complete information on its restructuring activities.

Berry Plan

    In connection with the Merger, the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The total Berry Plan pre-tax net cash cost is estimated at $280 million, including restructuring activities and general integration expenses. As of September 30, 2026, the Company has initiated restructuring projects with an expected net cost of approximately $280 million, including both cash and non-cash costs, of which $127 million relates to employee related expenses, $40 million to fixed asset related expenses (net of expected gains on asset disposals), $48 million to other restructuring expenses, and $65 million to restructuring related expenses. In addition, the Company expects to spend approximately $100 million on general integration expenses. The Company estimates that restructuring and general integration activities initiated to date will result in net cash expenditures of approximately $260 million. The Berry Plan relates to both reportable segments and Corporate and is expected to be completed by June 30, 2028.

    In the three months ended September 30, 2026, the Company incurred $5 million in employee related expenses, $22 million in fixed asset related expenses, $5 million in other restructuring, and $4 million in restructuring related expenses, with $25 million incurred in the Global Flexible Packaging Solutions reportable segment, $10 million incurred in the Global Rigid Packaging Solutions reportable segment, and $1 million incurred in Corporate. Net cash outflows for restructuring and related expenses for the three months ended September 30, 2026, were approximately $23 million. Net cash expenditures of approximately $35 million to $45 million are expected for the balance of the Transition Period for restructuring and general integration activities, with $30 million to $40 million representing payments for restructuring and related expenses.

    From the initiation of the Berry Plan through September 30, 2026, the Company has incurred $123 million in employee related expenses, $41 million on fixed asset related items (net of gains on asset disposals), $31 million in other restructuring and $49 million in restructuring related expenses, with $103 million incurred in the Global Flexible Packaging Solutions reportable segment, $124 million incurred in the Global Rigid Packaging Solutions reportable segment, and $17 million incurred in Corporate. To date, the Berry Plan has resulted in approximately $130 million of restructuring net cash outflows. The Company has also incurred $87 million in general integration expenses to date, in both reportable segments and Corporate.

Other Restructuring Plans

    The Company has entered into other individually immaterial restructuring plans ("Other Restructuring Plans") that are not associated with the Company's major restructuring initiatives. Expenses incurred on such programs primarily consist of employee related expenses, costs to move equipment and other costs.

Consolidated Restructuring Plans

    The total restructuring and related costs incurred in the first quarter of fiscal year 2026 and the Transition Period are as follows:

($ in millions)	Berry Plan (1)	Other Restructuring Plans (2)	Total Restructuring and Related Expenses
Fiscal year 2026, first quarter	40	5	45
Transition Period, first quarter	36	23	59
(1)Includes restructuring related expenses of $2 million and $4 million for the first quarter of fiscal year 2026 and the first quarter of the Transition Period, respectively.
(2)Includes restructuring related expenses of $2 million and $2 million for the first quarter of fiscal year 2026 and the first quarter of the Transition Period, respectively.

    An analysis of the restructuring charges by type incurred is as follows:

	Three Months Ended September 30,
($ in millions)	2026	2025
Employee related expenses	$17	$48
Fixed asset related expenses/(gains) (1)	22	(12)
Other expenses	14	5
Total restructuring expenses, net	$53	$41
(1) Three months ended September 30, 2025 include a net gain on disposal of $21 million.

    An analysis of the Company's restructuring plan liability, not including restructuring related liabilities, is as follows:

($ in millions)	Employee Costs	Fixed Asset Related Costs	Other Costs	Total Restructuring Costs
Liability balance as of June 30, 2026	$105	$—	$11	$116
Net charges to earnings	17	23	14	54
Cash paid	(14)	—	(15)	(29)
Non-cash and other	—	(23)	—	(23)
Foreign currency translation	—	—	—	—
Liability balance as of September 30, 2026	$108	$—	$10	$118

    The table above includes liabilities arising from the above restructuring plans. The majority of the liabilities related to restructuring activities have been recorded on the unaudited condensed consolidated balance sheets under other current liabilities.

Note 6 - Supply Chain Financing Arrangements

    The Company facilitates several regional voluntary supply chain financing ("SCF") programs with financial institutions, all of which have similar characteristics. The Company establishes these SCF programs to provide its suppliers with a potential source of liquidity and to enable a more efficient payment process. Under these SCF programs, qualifying suppliers may elect, but are not obligated, to sell their receivables due from the Company to these financial institutions in advance of the agreed payment due date. The Company is not involved in negotiations between the suppliers and the financial institutions, and its rights and obligations to its suppliers are not impacted by its suppliers’ decisions to sell amounts to the financial institutions. Under these SCF programs, the Company agrees to pay the financial institution the stated invoice amounts from its participating suppliers on the original maturity dates of the invoices. The payment terms negotiated with suppliers under these arrangements are consistent with industry norms and are short-term in nature, regardless of whether a supplier participates in the program. The Company's SCF programs do not include any guarantees to the financial institutions, or any assets pledged as securities.

    All outstanding amounts related to suppliers participating in the SCF programs are reflected in trade payables in the Company’s unaudited condensed consolidated balance sheets, and associated payments are included in operating activities within the Company’s unaudited condensed consolidated statements of cash flows. As of September 30, 2026, and June 30, 2026, the amounts due to suppliers participating in the Company’s SCF programs amounted to $0.7 billion and $0.8 billion, respectively.

Note 7 - Goodwill and Other Intangible Assets, Net

Goodwill

    Changes in the carrying amount of goodwill attributable to each reportable segment were as follows:

($ in millions)	Global Flexible Packaging Solutions Segment	Global Rigid Packaging Solutions Segment	Total
Balance as of June 30, 2026	$6,019	$6,056	$12,075
Foreign currency translation	(3)	(12)	(15)
Balance as of September 30, 2026	$6,016	$6,044	$12,060

    Goodwill is not amortized but is tested for impairment annually, or during interim periods if events or circumstances arise which indicate that goodwill may be impaired.

Other Intangible Assets, Net

    Other intangible assets, net were comprised of the following:

	September 30, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,579	$(1,599)	$5,980
Computer software	351	(233)	118
Other	749	(399)	350
Total other intangible assets, net	$8,679	$(2,231)	$6,448

	June 30, 2026
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment (1)	Net Carrying Amount
Customer relationships	$7,580	$(1,478)	$6,102
Computer software	348	(230)	118
Other	751	(383)	368
Total other intangible assets, net	$8,679	$(2,091)	$6,588
(1)Accumulated amortization and impairment as of September 30, 2026, and June 30, 2026, included $50 million and $52 million, respectively, of accumulated impairment in the Other category. In addition, September 30, 2026, and June 30, 2026, included $13 million of accumulated impairment in the computer software category.

    Amortization expense for intangible assets, including software amortization, was $152 million and $137 million during the three months ended September 30, 2026, and 2025, respectively.

Note 8 - Fair Value Measurements

    The fair values of the Company's financial assets and financial liabilities listed below reflect the amounts that would be received to sell the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).

    The Company's non-derivative financial instruments primarily include cash and cash equivalents, trade receivables, trade payables, short-term debt, and long-term debt. As of September 30, 2026, and June 30, 2026, the carrying value of these financial instruments, excluding long-term debt, approximated fair value because of the short-term nature of these instruments.

    The carrying value of long-term debt with variable interest rates approximates its fair value. The fair value of the Company's long-term debt with fixed interest rates is based on observable market prices, if available, or expected future cash flows discounted at prevailing market interest rates for debt with similar terms and risk profiles.

    The carrying values and estimated fair values of the Company's senior unsecured bonds are presented below. For the periods presented, this debt consists solely of fixed-rate bonds. Carrying values reflect unamortized debt issuance costs and applicable fair value hedge basis adjustments. Estimated fair values reflect the aggregate market values of the underlying bonds and excludes the fair values of the related interest rate swaps.

	September 30, 2026		June 30, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)		(Level 2)		(Level 2)
Senior unsecured bonds	$12,171	$11,846	$12,503	$12,525

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

    Additionally, the Company measures and records certain assets and liabilities, including derivative instruments and contingent purchase consideration liabilities, at fair value. The following tables summarize the fair values of these instruments, which are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2026
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Contingent sale consideration	$—	$—	$5	$5
Commodity contracts	—	2	—	2
Forward exchange contracts	—	12	—	12
Total assets measured at fair value	$—	$14	$5	$19

Liabilities
Contingent purchase consideration	$—	$—	$6	$6
Commodity contracts	—	1	—	1
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	72	—	72
Cross currency swaps	—	367	—	367
Total liabilities measured at fair value	$—	$445	$6	$451

	June 30, 2026
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Contingent sale consideration	$—	$—	$5	$5
Commodity contracts	—	5	—	5
Forward exchange contracts	—	3	—	3
Total assets measured at fair value	$—	$8	$5	$13

Liabilities
Contingent purchase consideration	$—	$—	$6	$6
Commodity contracts	—	2	—	2
Forward exchange contracts	—	5	—	5
Interest rate swaps	—	60	—	60
Cross currency swaps	—	404	—	404
Total liabilities measured at fair value	$—	$471	$6	$477

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

    Contingent purchase consideration liabilities arise from business acquisitions and other investments. As of September 30, 2026, the Company had contingent purchase consideration liabilities of $6 million. Contingent sale consideration assets relate to the sale of ePac Holdings, LLC in fiscal year 2026. The fair values of the contingent purchase consideration liabilities and contingent sale consideration assets were determined for each arrangement individually. The fair values were determined using an income approach with significant inputs that are not observable in the market. Key assumptions include the selection of discount rates consistent with the level of risk of achievement and probability-adjusted financial projections. The expected outcomes are recorded at net present value, which requires adjustments over the life for changes in risks and probabilities. Changes arising from modifications in forecasts related to contingent consideration are not expected to be material.

    The fair value of contingent purchase consideration liabilities is included in other current liabilities and other non-current liabilities in the unaudited condensed consolidated balance sheets. Contingent sale consideration is included in other non-current assets in the unaudited condensed consolidated balance sheets.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets at fair value on a nonrecurring basis, generally when events or changes in circumstances indicate the carrying value may not be recoverable, or when they are deemed to be other than temporarily impaired. These assets include goodwill and other intangible assets, equity method and other investments, long-lived assets and disposal groups held for sale, and other long-lived assets. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or as a result of charges to remeasure assets classified as held for sale to fair value less cost of disposal. The fair values of these assets are determined, when applicable, based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy. As of September 30, 2026, the Company had identified net assets held for sale with a net carrying value of $34 million. During the three months ended September 30, 2026, the Company recorded no impairment charges on these assets.

    During the three months ended September 30, 2026, the Company recorded impairment charges, including the effect of accelerated depreciation, of $31 million related to long-lived assets and other investments, with $5 million incurred in the Global Rigid Packaging Solutions reportable segment, $23 million incurred in the Global Flexible Packaging Solutions reportable segment, and $3 million reported in Corporate. For information on long-lived asset impairments, refer to Note 5, "Restructuring."

    During the three months ended September 30, 2025, the Company recorded impairment charges of $8 million related to long-lived assets, with $7 million incurred in the Global Rigid Packaging Solutions reportable segment and $1 million incurred in the Global Flexible Packaging Solutions reportable segment.

    During the three months ended September 30, 2026, and 2025, there were no impairment charges recorded on indefinite-lived intangibles, including goodwill.

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

Interest Rate Risk

    The Company's policy is to manage exposure to interest rate risk by maintaining a mixture of fixed-rate and variable-rate debt, monitoring global interest rates, and, where appropriate, hedging floating interest rate exposure or debt at fixed interest rates through various interest rate derivative instruments including, but not limited to, interest rate swaps and interest rate locks. For interest rate swaps that are accounted for as fair value hedges, the gains and losses related to the changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. Changes in the fair value of interest rate swaps that have not been designated as hedging instruments are reported in the accompanying unaudited condensed consolidated statements of income in other income, net.

    As of September 30, 2026, and June 30, 2026, the total notional amount of the Company’s receive-fixed, pay-variable interest rate swaps was $650 million.

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

    As of September 30, 2026, and June 30, 2026, the notional amounts of the outstanding forward contracts were
$0.7 billion.

    The Company has designated certain cross currency swap contracts as a fair value hedge of its $500 million notes, recognizing the components excluded from the hedging relationship in AOCI and reclassifying into earnings through the accrual of periodic interest settlement on the swaps. During the three months ended September 30, 2026, there have not been any changes to these hedging relationships. These swaps mature on May 23, 2029.

    The Company also uses various cross currency swaps, and an outstanding long-term euro denominated debt to hedge certain euro and pound sterling net investments in foreign operations, with the effective movements in fair value of the swaps being recognized in AOCI. Additionally, the Company uses a cross currency swap as an economic hedge of certain foreign intercompany loans. During the three months ended September 30, 2026, there have not been any changes to these hedging relationships. The swaps will all mature on June 15, 2027.

    At September 30, 2026, and June 30, 2026, the Company had cross currency swaps outstanding with a notional amount of $3.0 billion.

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

    In some cases, the Company purchases, on behalf of customers, fixed price commodity swaps to offset the exposure to price volatility on the underlying sales contracts. These instruments are cash settled at maturity and the related cost or benefit is passed through to customers. Information about commodity price exposure is derived from supply forecasts submitted by customers and these exposures are hedged by central treasury units. Changes in the fair value of commodity hedges are recognized in AOCI. The cumulative amount of the hedge is recognized in the unaudited condensed consolidated statements of income when the forecasted transaction is realized.

    The Company had the following outstanding commodity contracts to hedge forecasted purchases:

	September 30, 2026	June 30, 2026
Commodity	Volume	Volume
Aluminum	19,225 tons	23,746 tons
Aluminum Premium (1)	4,308 tons	7,334 tons
PET resin	786,143 lbs.	560,000 lbs.
(1)Aluminum Premium represents the regional cost to obtain physical delivery of aluminum and includes shipping, insurance, taxes and freight to a designated offloading harbor in a certain region.

    The following table provides the location of derivative instruments in the unaudited condensed consolidated balance sheets:

($ in millions)	Balance Sheet Location	September 30, 2026	June 30, 2026
Assets
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current assets	$2	$5
Forward exchange contracts	Other current assets	10	3
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current assets	2	—
Total current derivative contracts		14	8
Total non-current derivative contracts		—	—
Total derivative asset contracts		$14	$8

Liabilities
Derivatives in cash flow hedging relationships:
Commodity contracts	Other current liabilities	$1	$2
Forward exchange contracts	Other current liabilities	5	4
Derivatives in net investment hedge relationships:
Cross currency swaps	Other current liabilities	223	233
Derivatives not designated as hedging instruments:
Forward exchange contracts	Other current liabilities	—	1
Cross currency swaps	Other current liabilities	84	92
Total current derivative contracts		313	332
Derivatives in fair value hedging relationships:
Interest rate swaps	Other non-current liabilities	72	60
Cross currency swaps	Other non-current liabilities	60	79
Total non-current derivative contracts		132	139
Total derivative liability contracts		$445	$471

    Refer to Note 8, "Fair Value Measurements," for further information about the fair value of the derivative instruments, by level, within the fair value hierarchy.

    Certain derivative financial instruments are subject to master netting arrangements and are eligible for offset. The Company has made an accounting policy election not to offset the fair values of these instruments within the unaudited condensed consolidated balance sheets.

    The following tables provide the effects of derivative instruments on AOCI and in the unaudited condensed consolidated statements of income:

	Location of Gain / (Loss) Reclassified from AOCI into Income	Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,
($ in millions)		2026	2025
Derivatives in cash flow hedging relationships
Commodity contracts	Cost of sales	$3	$(1)
Treasury locks	Interest expense	(1)	(1)
Total		$2	$(2)

	Location of Gain Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain Recognized in Income for Derivatives Not Designated as Hedging Instruments
		Three Months Ended September 30,
($ in millions)		2026	2025
Derivatives not designated as hedging instruments
Forward exchange contracts	Other income, net	—	$1
Cross currency swaps	Other income, net	7	4
Total		$7	$5

	Location of Gain / (Loss) Recognized in the Unaudited Condensed Consolidated Statements of Income	Gain / (Loss) Recognized in Income for Derivatives in Fair Value Hedging Relationships
		Three Months Ended September 30,
($ in millions)		2026	2025
Derivatives in fair value hedging relationships
Interest rate swaps	Interest expense	$(13)	$5
Cross currency swaps (1)	Interest expense	4	4
Cross currency swaps	Other income, net	16	(2)
Total		$7	$7
(1)Represents the gains for amounts excluded from the effectiveness testing.

Note 10 - Components of Net Periodic Benefit Cost

    Net periodic benefit cost for defined benefit plans includes the following components:

	Three Months Ended September 30,
($ in millions)	2026	2025
Service cost	$4	$5
Interest cost	19	22
Expected return on plan assets	(20)	(24)
Amortization of actuarial loss	2	2
Amortization of prior service credit	(1)	(1)
Settlement costs	1	—
Net periodic benefit cost	$5	$4

    Service cost is included in operating income. All other components of net periodic benefit cost are recorded within other non-operating income/(expenses), net.

Note 11 - Debt

    On September 15, 2026, the Company completed the redemption of its 3.100% Senior Unsecured Notes with an aggregate principal amount of $300 million.

Note 12 - Income Taxes

    The provision for income taxes for the three months ended September 30, 2026 and 2025 is based on the Company’s estimated annual effective tax rate for the respective fiscal years which is applied on income before income taxes and equity in income of affiliated companies, and is adjusted for specific items that are required to be recognized in the period in which they are incurred.

    The effective tax rate for the three months ended September 30, 2026, increased by 3.5 percentage points compared to the three months ended September 30, 2025, from 15.9% to 19.4%. The changes relate primarily to differences in non-deductible expenses between the periods.

Note 13 - Shareholders' Equity

    The changes in ordinary and treasury shares during the three months ended September 30, 2026, and 2025 were as follows:

	Ordinary Shares		Treasury Shares
(shares and $ in millions)	Number of Shares (1)	Amount	Number of Shares (1)	Amount
Balance as of June 30, 2025	461.1	$23	0.1	$(6)
Options exercised and shares vested	—	—	(0.3)	18
Purchase of treasury shares	—	—	0.3	(22)
Issuance of shares	0.6	—	0.6	$(25)
Balance as of September 30, 2025	461.7	$23	0.7	$(35)

Balance as of June 30, 2026	462.3	$23	0.4	$(16)
Options exercised and shares vested	—	—	(0.5)	21
Purchase of treasury shares	—	—	0.6	(29)
Balance as of September 30, 2026	462.3	$23	0.5	$(24)
(1)The number of shares in the prior period has been retroactively adjusted to reflect the Reverse Split. Refer to Note 1, "Nature of Operations and Basis of Presentation," for further information.

    The changes in the components of accumulated other comprehensive loss, net of tax, during the three months ended September 30, 2026, and 2025 were as follows:

	Foreign Currency Translation (Net of Tax)	Net Investment Hedge (Net of Tax)	Pension (Net of Tax)	Effective Derivatives, Excl. Net Investment Hedges (Net of Tax)	Total Accumulated Other Comprehensive Loss
($ in millions)
Balance as of June 30, 2025	$(910)	$(73)	$(53)	$(27)	$(1,063)
Other comprehensive income / (loss) before reclassifications	(4)	20	—	7	23
Amounts reclassified from accumulated other comprehensive loss	—	—	1	2	3
Net current period other comprehensive income / (loss)	(4)	20	1	9	26
Balance as of September 30, 2025	$(914)	$(53)	$(52)	$(18)	$(1,037)

Balance as of June 30, 2026	$(846)	$(13)	$(54)	$(18)	$(931)
Other comprehensive income / (loss) before reclassifications	13	13	(1)	(1)	24
Amounts reclassified from accumulated other comprehensive loss	—	—	2	(2)	—
Net current period other comprehensive income / (loss)	13	13	1	(3)	24
Balance as of September 30, 2026	$(833)	$—	$(53)	$(21)	$(907)

    The following tables provide details of amounts reclassified from AOCI into income:

	Three Months Ended September 30,
($ in millions)	2026	2025
Amortization of pension:
Amortization of prior service credit	$(1)	$(1)
Amortization of actuarial loss	2	2
Effect of pension settlement/curtailment	1	—
Total before tax effect	2	1
Tax effect on amounts reclassified into earnings	—	—
Total net of tax	$2	$1

(Gains)/Losses on cash flow hedges:
Commodity contracts	$(3)	$1
Treasury locks	1	1
Total before tax effect	(2)	2
Tax effect on amounts reclassified into earnings	—	—
Total net of tax	$(2)	$2

Forward contracts to purchase own shares

    The Company's employee share plans require the delivery of shares to employees in the future when rights vest or vested options are exercised. The Company acquires shares on the open market to deliver shares to employees to satisfy vesting or exercising commitments which exposes the Company to market price risk.

     To protect the Company from share price volatility, the Company has entered into forward contracts for the purchase of its ordinary shares. As of September 30, 2026, and June 30, 2026, the Company had forward contracts outstanding which mature in May 2027 and June 2027 to purchase a total of 0.5 million shares at a weighted average price of $38.87.

    As of September 30, 2026, and June 30, 2026, the forward contracts to purchase the Company's own shares were included in other current liabilities in the unaudited condensed consolidated balance sheets. Equity is reduced by an amount equal to the fair value of the shares at inception. The carrying value of the forward contracts was determined based on the present value of the cost required to settle the contracts.

Note 14 - Segments

    The Company's business is organized and presented in two reportable segments based primarily on product lines as outlined below.

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

    Other consists of the Company's undistributed corporate expenses, including executive and functional compensation costs, certain equity method and other investments, intercompany eliminations, and other business activities.

    Each of the Company's reportable segments is led by a Division President. The Division Presidents report directly to the Company's Chief Operating Decision Maker ("CODM"), which the Company has determined is its Chief Executive Officer. The Company's measure of profit for its reportable segments is adjusted earnings before interest and taxes ("Adjusted EBIT"). The Company defines Adjusted EBIT as operating income adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance and to include equity in income/(loss) of affiliated companies, net of tax. The Company's management, including the CODM, uses Adjusted EBIT to evaluate segment performance and allocate resources. The Company's CODM uses consolidated expense information in the evaluation of segment performance and to allocate resources and is not regularly provided disaggregated expense information for each of the reportable segments. The Company does not aggregate operating segments when determining the Company's reportable segments.

    Segment information for the three months ended September 30, 2025, has been recast to reflect a segment change. Refer to Note 1 - "Nature of Operations and Basis of Presentation," for additional details.

    The accounting policies of the reportable segments are the same as those in the unaudited condensed consolidated financial statements.

    The following table presents information about reportable segments:

	Three Months Ended September 30,
($ in millions)	2026	2025
Global Flexible Packaging Solutions	$3,359	$3,056
Global Rigid Packaging Solutions	2,770	2,689
Net sales	$6,129	$5,745

Global Flexible Packaging Solutions	$(2,945)	$(2,647)
Global Rigid Packaging Solutions	(2,467)	(2,377)
Segment expenses (1)	$(5,412)	$(5,024)

Global Flexible Packaging Solutions	$414	$409
Global Rigid Packaging Solutions	303	312
Adjusted segment earnings before interest and taxes ("Adjusted EBIT")	717	721

Less: Unallocated corporate costs (1)	(28)	(34)
Less: Amortization of acquired intangible assets from business combinations (2)	(140)	(133)
Less: Impact of hyperinflation (3)	(1)	(11)
Less: Portfolio review disposal costs (4)	(9)	(22)
Less: Restructuring, integration and related expenses, net (5)	(62)	(53)
Less: Property and other losses, net (6)	(8)	—
Less: Fiscal year end change expenses (7)	(7)	—
Less: Other (8)	(9)	(4)
Interest income	13	15
Interest expense	(166)	(168)
Equity in income of affiliated companies, net of tax	(1)	(2)
Income before income taxes and equity in income of affiliated companies	$299	$309
(1)Segment expenses and unallocated corporate costs include primarily cost of goods sold, selling, general, and administrative expenses, research and development expenses, other income/(expenses), net, and other non-operating income.
(2)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(3)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.
(4)For the three months ended September 30, 2026, Portfolio review disposal costs include costs related to the Company's fiscal year 2026 divestitures and other impairments. For the three months ended September 30, 2025, Portfolio review disposal costs include incremental transaction costs related to the Merger. Refer to Note 4, "Restructuring, Transaction, and Integration Expenses, Net".
(5)For the three months ended September 30, 2026, the Restructuring, integration and related expenses, net, includes costs incurred in connection with the Berry Plan and Other Restructuring Plans. For the three months ended September 30, 2025, Restructuring, integration and related expenses, net primarily included costs incurred in connection with the Berry Plan. Refer to Note 5, "Restructuring" for further information.
(6)Property and other losses, net, include property claims and losses related to fire damage incurred at our manufacturing sites, net of any insurance recoveries.
(7)Fiscal year end change expenses include incremental expenses incurred in connection with the Company's change of fiscal year end.
(8)For the three months ended September 30, 2026, Other includes various expense and income items primarily relating to professional fees and pension settlements of $7 million. For the three months ended September 30, 2025, Other included various expense and income items primarily relating to legal matters.

    The tables below present additional financial information by reportable segment:

    Capital expenditures for the acquisition of long-lived assets by reportable segment were:

	Three Months Ended September 30,
($ in millions)	2026	2025
Global Flexible Packaging Solutions	$145	$118
Global Rigid Packaging Solutions	152	120
Other	4	—
Total capital expenditures for the acquisition of long-lived assets	$301	$238
    Depreciation and amortization on long-lived assets by reportable segment were:

	Three Months Ended September 30,
($ in millions)	2026	2025
Global Flexible Packaging Solutions	$161	$167
Global Rigid Packaging Solutions	181	191
Other	—	4
Total depreciation and amortization on long-lived assets	$342	$362

    Total assets by segment are not disclosed as the CODM does not use total assets by segment to evaluate segment performance or allocate resources and capital.

    The following table disaggregates net sales by geography in which the Company operates based on manufacturing or selling operations:

	Three Months Ended September 30,
	2026			2025
($ in millions)	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total	Global Flexible Packaging Solutions	Global Rigid Packaging Solutions	Total
North America	$1,719	$1,409	$3,128	$1,544	$1,387	$2,931
Latin America	61	473	534	66	393	459
Europe	1,116	783	1,899	1,050	820	1,870
Asia Pacific	463	105	568	396	89	485
Net sales	$3,359	$2,770	$6,129	$3,056	$2,689	$5,745

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

    On January 14, 2026, the Company effected a 1-for-5 reverse split of ordinary shares. The prior period share and per share data presented below have been retroactively adjusted for the effects of the Reverse Split. For further information, refer to Note 1, "Nature of Operations and Basis of Presentation."

	Three Months Ended September 30,
(in millions, except per share amounts)	2026	2025
Numerator
Net income attributable to Amcor plc	$242	$262
Distributed and undistributed earnings attributable to shares to be repurchased	—	—
Net income available to ordinary shareholders of Amcor plc—basic and diluted	$242	$262

Denominator
Weighted-average ordinary shares outstanding (1)	462.4	463.0
Weighted-average ordinary shares to be repurchased by Amcor plc	(0.5)	(0.2)
Weighted-average ordinary shares outstanding for EPS—basic	461.9	462.8
Effect of dilutive shares	2.7	0.1
Weighted-average ordinary shares outstanding for EPS—diluted	464.6	462.9

Per ordinary share income
Basic earnings per ordinary share	$0.52	$0.57
Diluted earnings per ordinary share	$0.52	$0.57
(1)For the three months ended September 30, 2026, and 2025, the calculation of weighted-average ordinary shares outstanding includes approximately 0.6 million and 2.1 million shares that had not been issued as of September 30, 2026 and September 30, 2025, respectively, but whose issuance is not contingent on factors other than the passage of time.

    Certain stock awards outstanding were not included in the computation of diluted earnings per share above because they would not have had a dilutive effect. The excluded stock awards represented an aggregate of 2.4 million and 4.9 million shares, for the three months ended September 30, 2026, and 2025, respectively.

Note 16 - Contingencies and Legal Proceedings

Contingencies - Brazil

    The Company's operations in Brazil are involved in various governmental assessments and litigation, principally related to claims for excise and income taxes. The Company vigorously defends its positions and believes it will prevail on most, if not all, of these matters. The Company does not believe that the ultimate resolution of these matters will materially impact the Company's consolidated results of operations, financial position, or cash flows. Under customary local regulations, the Company's Brazilian subsidiaries may need to post cash or other collateral if a challenge to any administrative assessment proceeds to the Brazilian court system; however, the level of cash or collateral already pledged or potentially required to be pledged would not significantly impact the Company's liquidity. As of September 30, 2026, the Company has recorded accruals of $14 million, included in other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated a reasonably possible loss exposure in excess of the recorded accrual of $26 million as of September 30, 2026. The litigation process is subject to many uncertainties, and the outcome of individual matters cannot be accurately predicted. The Company routinely assesses these matters as to the probability of ultimately incurring a liability and records the best estimate of the ultimate loss in situations where the likelihood of an ultimate loss is probable. The Company's assessments are based on its knowledge and experience, but the ultimate outcome of any of these matters may differ from the Company's estimates.

    As of September 30, 2026, the Company provided letters of credit of $20 million, judicial insurance of $1 million, and deposited cash of $17 million with the courts to continue to defend the cases referenced above.

Contingencies - Environmental Matters

    The Company, along with others, has been identified as a potentially responsible party ("PRP") at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may face potentially material environmental remediation obligations. While the Company benefits from various forms of insurance policies, actual coverage may not, or may only partially, cover the total potential exposures. As of September 30, 2026, the Company has recorded aggregate accruals of $10 million for its share of estimated future remediation costs at these sites.

    In addition to the matters described above, as of September 30, 2026, the Company has also recorded aggregate accruals of $53 million for potential liabilities for remediation obligations at various worldwide locations that are owned or operated by the Company, or were formerly owned or operated.

    The SEC requires the Company to disclose certain information about proceedings arising under federal, state, or local environmental provisions if the Company reasonably believes that such proceeding may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for the three months ended September 30, 2026.

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

Note 17 - Subsequent Events

Quarterly dividend distribution

    On November 4, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.66 per share to be paid on December 16, 2026, to shareholders of record as of November 25, 2026. Amcor has received a waiver from the Australian Securities Exchange ("ASX") settlement operating rules, which will allow Amcor to defer processing conversions between ordinary share and CHESS Depositary Instrument ("CDI") registers from November 24, 2026 to November 25, 2026, inclusive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our Form 10-K for fiscal year 2026 filed with the U.S. Securities and Exchange Commission (the "SEC") on August 14, 2026, together with the unaudited condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Form 10-Q. Throughout the MD&A, amounts and percentages may not recalculate due to rounding.

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

Summary of Financial Results

	Three Months Ended September 30,
($ in millions)	2026		2025
Net sales	$6,129	100.0%	$5,745	100.0%
Cost of sales	(4,970)	(81.1%)	(4,621)	(80.4%)

Gross profit	1,159	18.9%	1,124	19.6%

Operating expenses:
Selling, general, and administrative expenses	(468)	(7.6%)	(435)	(7.6%)
Amortization of acquired intangible assets	(140)	(2.3%)	(133)	(2.3%)
Research and development expenses	(41)	(0.7%)	(46)	(0.8%)
Restructuring, transaction and integration expenses, net	(62)	(1.0%)	(75)	(1.3%)
Other income, net	6	0.1%	26	0.5%

Operating income	454	7.4%	461	8.0%

Interest income	13	0.2%	15	0.3%
Interest expense	(166)	(2.7%)	(168)	(2.9%)
Other non-operating income/(expenses), net	(2)	—%	1	—%

Income before income taxes and equity in income of affiliated companies	299	4.9%	309	5.4%

Income tax expense	(58)	(0.9%)	(49)	(0.9%)
Equity in income of affiliated companies, net of tax	1	—%	2	—%

Net income	$242	3.9%	$262	4.6%

Net income attributable to non-controlling interests	—	—%	—	—%

Net income attributable to Amcor plc	$242	3.9%	$262	4.6%

Overview

    Amcor is a global leader in developing and producing responsible primary packaging solutions across a variety of materials for nutrition, health, beauty and wellness categories. Our global product innovation and sustainability expertise enable us to solve packaging challenges around the world every day, producing a range of flexible packaging, rigid packaging, cartons and closures that are more sustainable, functional and appealing for our customers and their consumers. We are guided by our purpose of elevating customers, shaping lives and protecting the future. Supported by a commitment to safety, in fiscal year 2026, approximately 75,000 Amcor people generated $23.5 billion in annual sales from operations that span approximately 400 locations in more than 40 countries.

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

    In May 2026, our Board of Directors approved a change in our fiscal year end from June 30 to December 31. The fiscal year end change became effective for the period beginning July 1, 2026 through December 31, 2026 (the "Transition Period").

Significant Developments and Trends

Berry Plan

    In connection with the acquisition (the "Merger") of Berry Global Group, Inc. ("Berry"), the Company initiated restructuring and integration activities in the fourth quarter of fiscal year 2025 ("Berry Plan") aimed at integrating the combined organization. The Company continues to target realizing approximately $530 million of pre-tax synergies driven by procurement, supply chain, and general and administrative savings, $60 million in annual financial synergies and $60 million in pre-tax earnings benefits from growth synergies by June 30, 2028. The total Berry Plan pre-tax net cash cost is estimated at $280 million, net, including restructuring activities and general integration expenses. As of September 30, 2026, the Company has initiated restructuring projects with an expected net cost of approximately $280 million, including both cash and non-cash costs, of which $127 million relates to employee related expenses, $40 million to fixed asset related expenses (net of expected gains on asset disposals), $48 million to other restructuring expenses, and $65 million to restructuring related expenses. In addition, the Company expects to spend approximately $100 million on general integration costs. The restructuring and general integration activities initiated to date are expected to result in $260 million of net cash expenditures. The Berry Plan is expected to be completed by June 30, 2028.

    In the three months ended September 30, 2026, the Company incurred $5 million in employee related expenses, $5 million in other restructuring activities, $4 million in restructuring related expenses, and $22 million in fixed asset related items (net of gains on asset disposals), with $25 million incurred in the Global Flexible Packaging Solutions reportable segment, $10 million incurred in the Global Rigid Packaging Solutions reportable segment, and $1 million incurred in Corporate. The Company also incurred $3 million in integration activities in the three months ended September 30, 2026 in the Global Flexible Packaging Solutions segment, the Global Rigid Packaging Solutions segment and Corporate. Net cash outflows for restructuring and related expenses for the three months ended September 30, 2026, were $23 million. Net cash expenditures of approximately $35 million to $45 million are expected for the balance of the Transition Period for restructuring and general integration activities, with $30 million to $40 million representing payments for restructuring and related expenses.

Review of Portfolio-Related Strategic Alternatives

    In August 2025, we announced that we are reviewing strategic alternatives to maximize the value of our portfolio and have identified businesses with combined sales of $2.5 billion, which includes our North American Beverage business, for further review given they are less aligned with one or more of our core portfolio attributes, including attractive growth and margin profiles, favorable industry structure, and scale and leadership positions. Possible actions for these businesses include, but are not limited to, restructuring, partnership and joint venture ownership models, sale or a combination thereof. In fiscal year 2026, we sold four businesses identified as part of the strategic review for cash proceeds of $298 million, excluding deferred consideration. In fiscal year 2026, we also sold our investment in ePac Holdings, LLC for estimated proceeds of $79 million, including contingent and deferred consideration. While we continue to progress in our strategic alternatives review, we have not identified a set deadline or definitive timetable for completion of the strategic alternatives review process and related actions.

Economic and Market Conditions

    Market dynamics remain challenging, reflecting softer consumer demand and customer order volatility in certain markets, and cost pressures in certain areas, including energy, freight, and distribution costs. These conditions have been driven by a combination of factors, including ongoing geopolitical tensions and conflicts, volatility and changes in U.S. domestic and global tariff frameworks, and persistent inflation in many economies, all of which have adversely affected consumption and consumer demand and increased the risk of a global or regional economic recession. Rapid shifts in U.S. trade policy, together with sustained inflationary pressures in the United States, have further contributed to global market uncertainty and uneven demand across several end markets.

    The ongoing conflict in the Middle East disrupted global energy markets, resulting in significant volatility in energy prices. These increases have had an unprecedented impact on the cost of certain raw materials used in the manufacturing and transportation of our products. The evolving geopolitical situation has also contributed to disruptions in global logistics networks and heightened supply-chain risks, particularly in Asia. Continued uncertainty surrounding the conflict, combined with fragile diplomatic efforts, has contributed to ongoing volatility in energy and raw material prices and supply chain conditions. While we generally source and manufacture our products in the local markets in which they are sold and do not have operations in the Middle East, continued volatility in tariffs, energy markets, and global logistics may negatively impact customer and consumer demand, disrupt our supply chains, and further increase inflationary pressures. Such conditions have resulted, and may continue to result, in higher operating costs and increased working capital requirements.

    In response to these conditions, we have remained focused on executing price and cost actions to mitigate the impact of cost inflation and on aligning our cost base with prevailing market conditions, and we expect to continue these efforts. However, these actions have not always been sufficient to fully offset the effects of these macroeconomic and geopolitical factors. There is no assurance that ongoing geopolitical tensions, including tariff-related developments and other macroeconomic factors, will not negatively impact our business, financial condition, results of operations, or cash flows.

Highly Inflationary Accounting

    We have subsidiaries in Argentina that historically used the Argentine peso as their functional currency. Effective July 1, 2018, following Argentina's designation as a highly inflationary economy for accounting purposes, we changed the functional currency of these subsidiaries to the U.S. dollar, the reporting currency of the parent company. Although the Argentine government has implemented measures intended to stabilize the peso, including rebuilding foreign currency reserves with support from International Monetary Fund programs, the sustainability of these efforts remains dependent on continued reserve accumulation and fiscal discipline.

    Highly inflationary accounting resulted in losses on net monetary assets of approximately $1 million and $11 million during the three months ended September 30, 2026 and 2025, respectively. Foreign currency transaction losses recognized in the consolidated statements of income were $3 million and $16 million for the three months ended September 30, 2026 and 2025, respectively. We continue to monitor the foreign currency risks associated with our Argentine operations, which represented less than 1% of our total assets as of September 30, 2026.

Results of Operations - Three Months Ended September 30, 2026

Consolidated Results of Operations

	Three Months Ended September 30,
($ in millions, except per share data)	2026	2025
Net sales	$6,129	$5,745
Operating income	454	461
Operating income as a percentage of net sales	7.4%	8.0%

Net income attributable to Amcor plc	$242	$262
Diluted Earnings Per Share	$0.52	$0.57

    Net sales increased by $384 million, or 7%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Excluding the positive currency impacts of approximately $16 million, the positive impacts from the pass-through of higher raw material costs of approximately $435 million, and the unfavorable impact from divestitures of approximately $112 million, the remaining variation in net sales for the three months ended September 30, 2026 was an increase of approximately $45 million or 1%, reflecting higher sales volumes.

    Net income attributable to Amcor plc decreased by $20 million, or 8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This is mainly due to higher selling, general, and administrative expenses of $33 million, lower other income, net, of $20 million, higher income tax expense of $9 million, and increased amortization of acquired intangible assets of $6 million, partially offset by increased gross profit of $35 million and decreased restructuring, transaction and integration expenses, net of $13 million.

    Diluted earnings per share ("Diluted EPS") decreased by $0.05, or 9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, with the net income available to ordinary shareholders of Amcor plc decreasing by 8% due to the above items and the diluted weighted average number of shares remaining in line with the prior year.

Segment Results of Operations

Global Flexible Packaging Solutions Segment

	Three Months Ended September 30,
($ in millions)	2026	2025
Net sales	$3,359	$3,056
Adjusted EBIT	414	409
Adjusted EBIT as a percentage of net sales	12.3%	13.4%

    Net sales increased by $303 million, or 10%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Excluding the negative currency impacts of approximately $7 million, the positive impacts from the pass-through of higher raw material costs of approximately $316 million, and the unfavorable impact from divestitures of approximately $5 million, the remaining variation in net sales for the three months ended September 30, 2026 was a decrease of approximately $1 million, with volumes in line with the prior period.

    Adjusted earnings before interest and tax ("Adjusted EBIT") increased by $5 million, or 1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, reflecting operating cost performance and synergy benefits of approximately 3%, favorable sales volume of approximately 3%, and favorable raw material pass-through of approximately 3%, partly offset by unfavorable price/mix impacts on earnings of approximately 7%.

Global Rigid Packaging Solutions Segment

	Three Months Ended September 30,
($ in millions)	2026	2025
Net sales	$2,770	$2,689
Adjusted EBIT	303	312
Adjusted EBIT as a percentage of net sales	10.9%	11.6%

    Net sales increased by $81 million, or 3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Excluding the positive currency impacts of approximately $23 million, the positive impacts from the pass-through of higher raw material costs of approximately $119 million, and the unfavorable impact from divestitures of approximately $107 million, the remaining variation in net sales for the three months ended September 30, 2026 was an increase of approximately $46 million, or 2%, reflecting higher sales volumes.

    Adjusted EBIT decreased by $9 million, or 3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Excluding the positive currency impacts of approximately $1 million, and the unfavorable impact from divestitures of approximately $17 million, the remaining variation in Adjusted EBIT for the three months ended September 30, 2026 was an increase of approximately $7 million, or 2%, reflecting favorable sales volumes of approximately 1%, favorable price/mix impacts on earnings of approximately 6%, and favorable raw material pass-through of approximately 5%, partially offset by unfavorable operating cost performance, after considering synergy benefits, of approximately 10%.

Consolidated Gross Profit

	Three Months Ended September 30,
($ in millions)	2026	2025
Gross profit	$1,159	$1,124
Gross profit as a percentage of net sales	18.9%	19.6%

    Gross profit increased by $35 million, or 3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by the favorable pass-through of higher raw material costs and higher sales volumes. Gross profit as a percentage of net sales decreased to 18.9% for the three months ended September 30, 2026, from 19.6% for the three months ended September 30, 2025, primarily reflecting the mathematical impact of passing through higher raw material costs to customers, which increased the revenue base against which gross profit is measured.

Consolidated Selling, General, and Administrative ("SG&A") Expenses

	Three Months Ended September 30,
($ in millions)	2026	2025
SG&A expenses	$(468)	$(435)
SG&A expenses as a percentage of net sales	(7.6%)	(7.6%)

    SG&A expenses increased by $33 million, or 8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by higher costs incurred to support strategic initiatives.

Consolidated Research and Development Expenses

	Three Months Ended September 30,
($ in millions)	2026	2025
Research and development expenses	$(41)	$(46)
Research and development expenses as a percentage of net sales	(0.7)%	(0.8)%

    Research and development expenses decreased by $5 million, or 11%, in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily driven by ongoing cost management initiatives.

Consolidated Restructuring, Transaction and Integration Expenses, Net

	Three Months Ended September 30,
($ in millions)	2026	2025
Restructuring, transaction and integration expenses, net	$(62)	$(75)
Restructuring, transaction and integration expenses, net as a percentage of net sales	(1.0%)	(1.3%)

    Restructuring, transaction and integration expenses, net decreased by $13 million or 17% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The change was a result of the non-recurrence of transaction costs of $22 million in the prior period, partially offset by an increase in restructuring, integration, and related expenses, net, of $9 million.

Consolidated Other Income, Net

	Three Months Ended September 30,
($ in millions)	2026	2025
Other income, net	$6	$26
Other income, net as a percentage of net sales	0.1%	0.5%

    Other income, net decreased by $20 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The change was primarily driven by indirect tax benefits incurred in the prior period, partially offset by a lower adverse impact from highly inflationary accounting for subsidiaries in Argentina during the current period.

Consolidated Income Tax Expense

	Three Months Ended September 30,
($ in millions)	2026	2025
Income tax expense	$(58)	$(49)
Effective tax rate	19.4%	15.9%

    The effective tax rate increased by 3.5 percentage points for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to differences in non-deductible expenses between the periods.

Presentation of Non-GAAP Information

    This Quarterly Report on Form 10-Q refers to non-GAAP financial measures: adjusted earnings before interest and taxes ("Adjusted EBIT"), earnings before interest and tax ("EBIT"), adjusted net income, and net debt. Such measures have not been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These non-GAAP financial measures exclude or adjust for factors that management does not consider indicative of the Company's ongoing operating performance. These measures exclude the impact of certain amounts related to the effect of changes in currency exchange rates, acquisitions, and restructuring, including employee-related costs, equipment relocation costs, accelerated depreciation, and the write-down of equipment. These measures also exclude gains or losses on sales of significant property and divestitures, significant property and other impairments, net of insurance recovery, certain regulatory and litigation matters, significant pension settlements, impairments in goodwill and equity method investments, and certain acquisition-related expenses, including financing-related, transaction, and integration expenses, due diligence expenses, professional and legal fees, purchase accounting adjustments for inventory, order backlog, intangible amortization, changes in the fair value of contingent acquisition payments and economic hedging instruments on commercial paper, executive transition costs, and impacts related to the Russia-Ukraine conflict. Note that while amortization of acquired intangible assets is excluded from non-GAAP adjusted financial measures, the revenue of the acquired entities and all other expenses unless otherwise stated, are reflected in Adjusted EBIT and adjusted net income and the acquired assets contribute to revenue generation.

    This adjusted information should not be construed as an alternative to results determined in accordance with U.S. GAAP. We use the non-GAAP measures to evaluate operating performance and believe that these non-GAAP measures are useful to enable investors and other external parties to perform comparisons of our current and historical performance.

    A reconciliation of reported net income attributable to Amcor plc to Adjusted EBIT, and adjusted net income for the three months ended September 30, 2026, and 2025 is as follows:

	Three Months Ended September 30,
($ in millions)	2026	2025
Net income attributable to Amcor plc, as reported	$242	$262
Add: Net income attributable to non-controlling interests	—	—
Net income	242	262
Add: Income tax expense	58	49
Add: Interest expense	166	168
Less: Interest income	(13)	(15)
EBIT	453	464
Add: Amortization of acquired intangible assets from business combinations (1)	140	133
Add: Impact of hyperinflation (2)	1	11
Add: Portfolio review disposal costs (3)	9	22
Add: Restructuring, integration and related expenses, net (4)	62	53
Add: Property and other losses, net (5)	8	—
Add: Fiscal year end change expenses (6)	7	—
Add: Other (7)	9	4
Adjusted EBIT	$689	$687
Less: Interest expense	(166)	(168)
Add: Adjustments to interest expense (8)	—	13
Less: Income tax expense	(58)	(49)
Less: Adjustments to income tax expense (9)	(38)	(50)
Add: Interest income	13	15
Add: Net income attributable to non-controlling interests	—	—
Adjusted net income	$440	$448
(1)Amortization of acquired intangible assets from business combinations includes amortization expense related to all acquired intangible assets from past acquisitions.
(2)Impact of hyperinflation includes the adverse impact of highly inflationary accounting for subsidiaries in Argentina where the functional currency was the Argentine Peso.

(3)For the three months ended September 30, 2026, Portfolio review disposal costs include costs related to the Company's fiscal year 2026 divestitures and other impairments. For the three months ended September 30, 2025, Portfolio review disposal costs include incremental transaction costs related to the Merger. Refer to Note 4, "Restructuring, Transaction, and Integration Expenses, Net".
(4)For the three months ended September 30, 2026, the Restructuring, integration and related expenses, net, includes costs incurred in connection with the Berry Plan and Other Restructuring Plans. For the three months ended September 30, 2025, Restructuring, integration and related expenses, net primarily included costs incurred in connection with the Berry Plan. Refer to Note 5, "Restructuring" for further information.
(5)Property and other losses, net, include property claims and losses related to fire damage incurred at our manufacturing sites, net of any insurance recoveries.
(6)Fiscal year end change expenses include incremental expenses incurred in connection with the Company's change of fiscal year end.
(7)For the three months ended September 30, 2026, Other includes various expense and income items primarily relating to professional fees and pension settlements of $7 million. For the three months ended September 30, 2025, Other included various expense and income items primarily relating to legal matters.
(8)Adjustments to interest expense includes amortization of the fair value adjustment to debt acquired in connection with the Merger.
(9)Net tax impact on items (1) through (8) above.

Reconciliation of Net Debt

    A reconciliation of total debt to net debt as of September 30, 2026, and June 30, 2026, is as follows:

($ in millions)	September 30, 2026	June 30, 2026
Current portion of long-term debt (1)	$79	$15
Short-term debt	174	135
Long-term debt, less current portion	14,590	13,862
Total debt	14,843	14,012
Less cash and cash equivalents	(832)	(1,115)
Net debt	$14,011	$12,897
(1)Refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, Note 14 - "Debt", and Note 11 - "Debt" in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" for additional information on debt maturities.

Supplemental Guarantor Information

    Amcor plc, along with certain wholly-owned subsidiary guarantors, guarantee the following senior notes issued by the wholly-owned subsidiaries, Amcor Flexibles North America, LLC (“Amcor Flexibles North America”), Amcor UK Finance plc (“Amcor UK”), Amcor Finance (USA), Inc. (“AFUI”), Amcor Group Finance plc (“AGF”), and Berry Global, Inc. (“Berry Global”).

Notes Guaranteed by Obligor Group companies (as defined below):

~~•~~$500 million, 4.500% Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, LLC
•$725 million, 4.800% Guaranteed Senior Notes due 2028 of Amcor Flexibles North America, LLC
•$750 million, 4.250% Guaranteed Senior Notes due 2029 of Amcor Flexibles North America, LLC
•$500 million, 2.630% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, LLC
•$725 million, 5.100% Guaranteed Senior Notes due 2030 of Amcor Flexibles North America, LLC
•$800 million, 2.690% Guaranteed Senior Notes due 2031 of Amcor Flexibles North America, LLC
•$750 million, 5.500% Guaranteed Senior Notes due 2035 of Amcor Flexibles North America, LLC
•$750 million, 5.125% Guaranteed Senior Notes due 2036 of Amcor Flexibles North America, LLC
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

    The table below summarizes the composition of the Obligor Group:

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

Statement of Income for Obligor Group
($ in millions)

Three Months Ended September 30, 2026	Obligor Group
Net sales - external	$482
Net sales - to subsidiaries outside the Obligor Group	4
Total net sales	$486

Gross profit	77

Net income (1)	$3,676

Net income attributable to non-controlling interests	—

Net income attributable to Obligor Group	$3,676
(1)Includes dividend income received from subsidiaries outside the Obligor Group.

Balance Sheets for Obligor Group
($ in millions)

As of September 30, 2026	Obligor Group
Assets
Current assets - external	$4,312
Current assets - due from subsidiaries outside the Obligor Group	181
Total current assets	4,493
Non-current assets - external	3,126
Non-current assets - due from subsidiaries outside the Obligor Group	13,801
Total non-current assets	16,927
Total assets	$21,420
Liabilities
Current liabilities - external	$7,813
Current liabilities - due to subsidiaries outside the Obligor Group	39
Total current liabilities	7,852
Non-current liabilities - external	15,564
Non-current liabilities - due to subsidiaries outside the Obligor Group	8,030
Total non-current liabilities	23,594
Total liabilities	$31,446

As of June 30, 2026	Obligor Group
Assets
Current assets - external	$3,886
Current assets - due from subsidiaries outside the Obligor Group	272
Total current assets	4,158
Non-current assets - external	3,196
Non-current assets - due from subsidiaries outside the Obligor Group	14,886
Total non-current assets	18,082
Total assets	$22,240
Liabilities
Current liabilities - external	$6,661
Current liabilities - due to subsidiaries outside the Obligor Group	68
Total current liabilities	6,729
Non-current liabilities - external	14,821
Non-current liabilities - due to subsidiaries outside the Obligor Group	9,277
Total non-current liabilities	24,098
Total liabilities	$30,827

New Accounting Pronouncements

    Refer to Note 2, "New Accounting Guidance," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements".

Critical Accounting Estimates and Judgments

    Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to retirement benefits, intangible assets, goodwill, and expected future performance of operations. Our estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These critical accounting estimates are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Judgments” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no material changes in critical accounting estimates and judgments as of September 30, 2026, from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

Overview

	Three Months Ended September 30,
($ in millions)	2026	2025
Net cash used in operating activities	$(527)	$(133)
Net cash used in investing activities	(301)	(226)
Net cash provided by financing activities	539	358

Cash Flow Overview

    Net Cash Used in Operating Activities

    Net cash used in operating activities increased by $394 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The change was primarily driven by higher working capital outflows in the current period, including the effects of the ongoing conflict in the Middle East on working capital resulting in increased inventory and accounts receivable levels.

    Net Cash Used in Investing Activities

    Net cash used in investing activities increased by $75 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The change is primarily driven by higher cash outflows from purchases of property, plant, and equipment in the current period.

    Net Cash Provided by Financing Activities

    Net cash provided by financing activities increased by $181 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The change is primarily driven by higher net debt issuances in the current period.

Net Debt

    We borrow from financial institutions and debt investors in the form of bank overdrafts, bank loans, corporate bonds, unsecured notes, and commercial paper. We have a mixture of fixed and floating interest rates and use interest rate swaps to provide further flexibility in managing the interest cost of borrowings.

    On September 15, 2026, we completed the redemption of our 3.100% Senior Unsecured Notes with an aggregate principal amount of $300 million.

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

    Our primary bank debt facilities and notes are unsecured and subject to negative pledge arrangements limiting the amount of secured indebtedness incurred outside the guarantor group as well as the secured indebtedness we can incur to an aggregate of 15.0% of our total tangible assets, subject to some exceptions and variations by facility. In addition, the covenants of the bank debt facility require us to maintain a leverage ratio not higher than 3.9 times, stepping up to 4.25 times for the twelve consecutive calendar months following the consummation of an acquisition with aggregate consideration in excess of $375 million. The negative pledge arrangements and the financial covenants are defined in the related debt agreements. As of September 30, 2026, we were in compliance with all applicable covenants under our bank debt facilities.

    Our net debt as of September 30, 2026, and June 30, 2026, was $14.0 billion and $12.9 billion, respectively.

Debt Facilities and Refinancing

    As of September 30, 2026, the revolving senior bank debt facility had an aggregate limit of $3.75 billion, of which $2.43 billion had been drawn, resulting in an undrawn credit facility available of $1.32 billion. Our senior facility is available to fund working capital, growth capital expenditures, and refinancing obligations. Subject to certain conditions, we can request the total commitment level under the agreement to be increased by up to $1.0 billion.

Dividend Payments

    We declared and paid a $0.65 cash dividend per ordinary share during the three months ended September 30, 2026.

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

Share Repurchases

    In the three months ended September 30, 2026, the Company did not maintain a share repurchase program as the prior program had expired on its terms.

    We had cash outflows of $29 million and $22 million for the purchase of our shares during the three months ended September 30, 2026, and 2025, respectively, which are held as treasury shares to satisfy the vesting and exercises of share-based compensation awards. As of September 30, 2026, and June 30, 2026, we held treasury shares at a cost of $24 million and $16 million, respectively, representing approximately 0.5 million and 0.4 million shares, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in our market risk during the three months ended September 30, 2026. For additional information, refer to Note 8, "Fair Value Measurements," and Note 9, "Derivative Instruments," in the notes to our unaudited condensed consolidated financial statements, and to "Item 7A. - Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

    Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

    The material set forth in Note 16, "Contingencies and Legal Proceedings," in "Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors

    There have been no material changes from the risk factors contained in "Item 1A. - Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Additional risks not currently known to us or that we currently deem to be immaterial may also materially affect our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

    In the quarter ended September 30, 2026, the Company did not maintain a share repurchase program as the prior program had expired on its terms. The table below is presented in millions, except number of shares, which are reflected in thousands, and per share amounts, which are expressed in U.S. dollars:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1 - 31, 2026	—	$—	—	$—
August 1 - 31, 2026	600	47.55	—	—
September 1 - 30, 2026	—	—	—	—
Total	600	$47.55	—
(1) Includes shares purchased on the open market to satisfy the vesting and exercises of share-based compensation awards.
(2) Average price paid per share excludes costs associated with the repurchases.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMCOR PLC

Date	November 5, 2026	By	/s/ Stephen R. Scherger
Stephen R. Scherger, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date	November 5, 2026	By	/s/ Julie Sorrells
Julie Sorrells, Vice President and Corporate Controller (Principal Accounting Officer)